Form 10-Q
period 2020-09-30
Social Capital Hedosophia Holdings Corp. III
filed 2020-11-16
CIK 1801170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 13, 2020, there were 82,800,000 Class A ordinary shares, $0.0001 par value per share, and 20,700,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. III

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

i

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. III

CONDENSED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash	$126,745	$—
Prepaid expenses	465,382	—
Total Current Assets	592,127	—

Deferred offering costs	—	100,346
Cash and Marketable securities held in Trust Account	828,096,607	—
TOTAL ASSETS	$828,688,734	$100,346

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accrued expenses	$1,807,280	$—
Accrued offering costs	—	100,346
Advance from related party	—	17,631
Total Current Liabilities	1,807,280	117,977

Deferred underwriting fee payable	28,980,000	—
TOTAL LIABILITIES	30,787,280	117,977

Commitments

Class A ordinary shares subject to possible redemption, 79,280,895 and no shares at redemption value at September 30, 2020 and December 31, 2019, respectively	792,901,451	—

Shareholders’ Equity (Deficit)
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,519,105 and none issued and outstanding (excluding 79,280,895 and no shares subject to possible redemption) at September 30, 2020 and December 31, 2019, respectively	352	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 20,700,000 and one shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	2,070	—
Additional paid-in capital	7,364,781	—
Accumulated deficit	(2,367,200)	(17,631)
Total Shareholders’ Equity (Deficit)	5,000,003	(17,631)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$828,688,734	$100,346

The accompanying notes are an integral part of the unaudited condensed financial statements.

1

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. III

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Formation and operating costs	$2,325,365	$2,446,176
Loss from operations	(2,325,365)	(2,446,176)

Other income:
Interest income	32,361	96,607

Net Loss	$(2,293,004)	$(2,349,569)

Weighted average shares outstanding, basic and diluted (1)	23,986,724	20,157,288

Basic and diluted net loss per ordinary share (2)	$(0.10)	$(0.12)

(1)	Excludes an aggregate of 79,280,895 shares subject to possible redemption.
(2)	Net loss per ordinary share – basic and diluted excludes income attributable to ordinary shares subject to possible redemption of $30,986 and $92,501 for the three and nine months ended September 30, 2020, respectively (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

2

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. III

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2020	—	$—	1	$—	$—	$(17,631)	$(17,631)

Cancellation of Class B ordinary share	—	—	(1)	—	—	—	—

Issuance of Class B ordinary shares to Sponsor (1)	—	—	20,700,000	2,070	22,930	—	25,000

Net loss	—	—	—	—	—	—	—

Balance – March 31, 2020	—	—	20,700,000	2,070	22,930	(17,631)	7,369

Sale of 82,800,000 Units, net of underwriting discount and offering expenses	82,800,000	8,280	—	—	783,835,374	—	783,843,654

Sale of 10,933,333 Private Placement Warrants	—	—	—	—	16,400,000	—	16,400,000

Ordinary shares subject to redemption	(79,513,276)	(7,951)	—	—	(795,186,505)	—	(795,194,456)

Net loss	—	—	—	—	—	(56,565)	(56,565)

Balance – June 30, 2020	3,286,724	$329	20,700,000	$2,070	$5,071,799	$(74,196)	$5,000,002

Change in value of ordinary shares subject to redemption	232,381	23	—	—	2,292,982	—	2,293,005

Net loss	—	—	—	—	—	(2,293,004)	(2,293,004)

Balance – September 30, 2020	3,519,105	$352	20,700,000	$2,070	$7,364,781	$(2,367,200)	$5,000,003

(1)	Included an aggregate of up to 2,700,000 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full (see Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. III

CONDENSED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2020

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(2,349,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(96,607)
Changes in operating assets and liabilities:
Prepaid expenses	(465,382)
Accrued expenses	1,807,280
Net cash used in operating activities	(1,104,278)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(828,000,000)
Net cash used in investing activities	(828,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	813,600,000
Proceeds from sale of Private Placement Warrants	16,400,000
Repayment of advances from related parties	(17,631)
Proceeds from promissory note – related party	300,000
Repayment of promissory note – related party	(300,000)
Payment of offering costs	(776,346)
Net cash provided by financing activities	829,231,023

Net Change in Cash	126,745
Cash – Beginning	—
Cash – Ending	$126,745

Non-cash investing and financing activities:
Initial classification of ordinary shares subject to possible redemption	$795,251,020
Change in value of ordinary shares subject to possible redemption	$(2,349,569)
Deferred underwriting fee	$28,980,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The Company has one subsidiary, Asclepius Merger Sub Inc., a wholly owned subsidiary of the Company incorporated in Delaware on October 1, 2020 (“Merger Sub”).

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from October 18, 2019 (inception) through September 30, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and activities in connection with the search for a Business Combination, including the proposed acquisition of Clover Health Investments, Corp., a Delaware corporation (“Clover”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $44,156,346 consisting of $14,400,000 of underwriting fees, $28,980,000 of deferred underwriting fees and $776,346 of other offering costs. In addition, at September 30, 2020, cash of $126,745 was held outside of the Trust Account, as defined below, and is available for working capital purposes.

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

The Company will proceed with a Business Combination only if the Company has net tangible assets, after payment of the deferred underwriting commission, of at least $5,000,001 upon such completion of a Business Combination and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Company’s Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination and to waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination or seek to sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, subject to the immediately succeeding paragraph, each public shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Notwithstanding the foregoing, if the Company seeks shareholder approval of the Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) will be restricted from redeeming its shares with respect to more than 15% of the Public Shares without the Company’s prior written consent.

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination (and not seek to sell its shares to the Company in any tender offer the Company undertakes in connection with its initial Business Combination) and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

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

Liquidity and Going Concern

As of September 30, 2020, the Company had $126,745 in its operating bank accounts, $828,096,607 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital deficit of $1,215,153. As of September 30, 2020, approximately $97,000 of the amount on deposit in the Trust Account represented interest income.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

On October 19, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $2,500,000 (see Note 9). On October 19, 2020, the Company borrowed $806,208 under the Promissory Note.

The Company may need to raise additional capital through loans or additional investments from its Sponsor, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to (other than pursuant to the Promissory Note), loan the Company additional funds, from time to time or at any time, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months following the date from when the financial statements are issued. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on April 23, 2020, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on April 24, 2020 and April 30, 2020. The interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future periods.

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

SEPTEMBER 30, 2020

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020 and December 31, 2019.

Cash and Marketable Securities Held in Trust Account

At September 30, 2020, the assets held in the Trust Account were primarily invested in money market funds, which invest in U.S. Treasury securities.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at September 30, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 38,533,333 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants into ordinary shares is contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

Reconciliation of Net Loss Per Ordinary Share

The Company’s net loss is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020
Net loss	$(2,293,004)	$(2,349,569)
Less: Income attributable to ordinary shares subject to possible redemption	(30,986)	(92,501)
Adjusted net loss	$(2,323,990)	$(2,442,070)

Weighted average shares outstanding, basic and diluted	23,986,724	20,157,288

Basic and diluted net loss per ordinary share	$(0.10)	$(0.12)

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 10,933,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $16,400,000. Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on April 21, 2020, the Company will pay an affiliate of the Sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2020, the Company incurred $30,000 and $50,000 of such fees. As of September 30, 2020, $50,000 is included in accrued expenses in the accompanying condensed balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to (other than pursuant to the Promissory Note), loan the Company additional funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

NOTE 7. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At September 30, 2020 and December 31, 2019, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 3,519,105 and no Class A ordinary shares issued or outstanding, excluding 79,280,895 and no Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 20,700,000 and one Class B ordinary shares issued and outstanding, respectively.

Only holders of the Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the completion of the Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which Founder Shares will convert into Class A ordinary shares will be adjusted (subject to waiver by holders of a majority of the Class B ordinary shares) so that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the ordinary shares issued and outstanding upon completion of the Initial Public Offering plus the number of Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination (net of redemptions), excluding any Class A ordinary shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination and any Private Placement Warrants issued to the Sponsor.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable except as described above so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,
Description	Level	2020
Assets:
Cash and Marketable securities held in Trust Account	1	$828,096,607

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On October 19, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $2,500,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) April 24, 2022 and (ii) the completion of the Business Combination. On October 19, 2020, the Company borrowed $806,208 under the Promissory Note.

Merger Agreement

On October 5, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Merger Sub and Clover.

Pursuant to the transactions contemplated by the terms of the Merger Agreement (the “Closing”), and subject to the satisfaction or waiver of certain conditions set forth therein, (i) Merger Sub will merge with and into Clover, with Clover surviving the merger and as a wholly owned subsidiary of the Company (the “First Merger”), and (ii) Clover will merge with and into the Company, with the Company surviving the merger (together with the First Merger, the “Mergers”) (the transactions contemplated by the Merger Agreement and the related ancillary agreements, the “ Clover Business Combination”).

As a result of the Mergers, among other things, (i) all outstanding shares of common stock of Clover immediately prior to the effective time of the First Merger will be cancelled in exchange for the right to receive, at the election of the holders thereof (except with respect to the shares held by entities controlled by Vivek Garipalli and certain other holders who will receive only shares of Class B common stock, par value $0.0001 per share, which will be entitled to 10 votes per share (the “Class B Common Stock”)), an amount in cash, shares of Class B Common Stock, or a combination thereof, as adjusted in accordance with the Merger Agreement, which in the aggregate will equal an amount in cash of up to $500,000,000 (less any redemptions by the Company’s public shareholders) and a number of shares of Class B Common Stock equal to (A) 350,000,000 minus (B) the aggregate amount of Class B Common Stock to be paid in respect of the shares held by entities controlled by Vivek Garipalli and certain other holders, minus (C) the aggregate amount of Class B Common Stock that would be issuable upon the net exercise or conversion, as applicable, of the employee equity awards of the combined company immediately after the effective time of the First Merger, minus (D) the quotient obtained by dividing (x) the total cash consideration by (y) $10.00; (ii) all outstanding shares of Clover held by entities controlled by Vivek Garipalli and certain other holders immediately prior to the effective time of the First Merger will be cancelled in exchange for the right to receive shares of Class B Common Stock based on the Exchange Ratio (as defined in the Merger Agreement); and (iii) all shares of common stock of Clover reserved in respect of the employee equity awards of Clover outstanding as of immediately prior to the effective time of the First Merger, will be converted, based on the Exchange Ratio, into awards based on shares of Class B Common Stock, which will, in the case of all shares described in clauses (i), (ii) and (iii) hereof, in the aggregate equal an aggregate merger consideration of $3,500,000,000.

Prior to the Closing, subject to the approval of the Company’s shareholders, and in accordance with the General Corporation Law of the State of Delaware (the “DGCL”), Cayman Islands Companies Law (2020 Revision) (the “CICL”) and the Company’s Amended and Restated Memorandum and Articles of Association (as may be amended from time to time, the “Cayman Constitutional Documents”), the Company will effect a deregistration under the CICL and a domestication under Section 388 of the DGCL (by means of filing a certificate of domestication with the Secretary of State of Delaware), pursuant to which the Company’s jurisdiction of incorporation will be changed from the Cayman Islands to the State of Delaware (the “Domestication”).

In connection with the Domestication, (i) each of the then issued and outstanding Class A ordinary shares, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares”), will convert automatically, on a one-for-one basis, into a share of Class A common stock, par value $0.0001 per share, of the Company (after its Domestication) (the “Class A Common Stock”, and together with the Class B Common Stock, the “Common Stock”), which will be entitled to one vote per share, (ii) each of the then issued and outstanding Class B ordinary shares, par value $0.0001 per share, of the Company, will convert automatically, on a one-for-one basis, into a share of Class A Common Stock, (iii) each then issued and outstanding warrant of the Company will convert automatically into a warrant to acquire one share of Class A Common Stock (“Domesticated Warrant”), pursuant to the Warrant Agreement, dated April 21, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent, and (iv) each then issued and outstanding unit of the Company that has not been previously separated into the underlying Class A Ordinary Share and underlying warrant of the Company upon the request of the holder thereof, will be cancelled and will entitle the holder thereof to one share of Class A Common Stock and one-third of one Domesticated Warrant.

The Clover Business Combination will be consummated subject to certain conditions as further described in the Merger Agreement.

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

Recent Developments

On October 5, 2020, we entered into the Merger Agreement, pursuant to which (i) all outstanding shares of common stock of Clover immediately prior to the effective time of the First Merger will be cancelled in exchange for the right to receive, at the election of the holders thereof (except with respect to the shares held by entities controlled by Vivek Garipalli and certain other holders who will receive only shares of Class B Common Stock), an amount in cash, shares of Class B Common Stock, or a combination thereof, as adjusted in accordance with the Merger Agreement, which in the aggregate will equal an amount in cash of up to $500,000,000 (less any redemptions by the Company’s public shareholders) and a number of shares of Class B Common Stock equal to (A) 350,000,000 minus (B) the aggregate amount of Class B Common Stock to be paid in respect of the shares held by entities controlled by Vivek Garipalli and certain other holders, minus (C) the aggregate amount of Class B Common Stock that would be issuable upon the net exercise or conversion, as applicable, of the employee equity awards of the combined company immediately after the effective time of the First Merger, minus (D) the quotient obtained by dividing (x) the total cash consideration by (y) $10.00; (ii) all outstanding shares of Clover held by entities controlled by Vivek Garipalli and certain other holders immediately prior to the effective time of the First Merger will be cancelled in exchange for the right to receive shares of Class B Common Stock based on the Exchange Ratio; and (iii) all shares of common stock of Clover reserved in respect of the employee equity awards of Clover outstanding as of immediately prior to the effective time of the First Merger, will be converted, based on the Exchange Ratio, into awards based on shares of Class B Common Stock, which will, in the case of all shares described in clauses (i), (ii) and (iii) hereof, in the aggregate equal an aggregate merger consideration of $3,500,000,000. See Note 9 to Item 1 above for a description of the Merger Agreement and the transactions contemplated thereby.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and activities in connection with the search for a Business Combination, including the potential acquisition of Clover. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For each of the three months ended September 30, 2020, we had a net loss of $2,293,004, which consisted of operating costs of $2,325,365, offset by interest income on cash and marketable securities held in the Trust Account of $32,361.

For each of the nine months ended September 30, 2020, we had a net loss of $2,349,569, which consisted of operating costs of $2,446,176, offset by interest income on cash and marketable securities held in the Trust Account of $96,607.

Liquidity and Going Concern

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

For the nine months ended September 30, 2020, cash used in operating activities was $1,1042,278. Net loss of $2,349,569 was offset by interest earned on cash and marketable securities held in the Trust Account of $96,607 and changes in operating assets and liabilities, which used $1,341,898 of cash.

As of September 30, 2020, we had cash and marketable securities held in the Trust Account of $828,096,607. We may withdraw interest to pay our income taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

16

As of September 30, 2020, we had cash of $126,745 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to (other than pursuant to the Promissory Note), loan us additional funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.

On October 19, 2020, we issued the Promissory Note to the Sponsor, pursuant to which we may borrow up to an aggregate principal amount of $2,500,000. On October 19, 2020, the Company borrowed $806,208 under the Promissory Note.

We may need to raise additional capital through loans or additional investments from our Sponsor, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to (other than pursuant to the Promissory Note), loan us additional funds, from time to time or at any time to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

17

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

18

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

19

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. III

Date: November 13, 2020		/s/ Chamath Palihapitiya
	Name:	Chamath Palihapitiya
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2020		/s/ Steven Trieu
	Name:	Steven Trieu
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

20