Form 10-K
period 2020-12-31
CLOVER HEALTH INVESTMENTS, CORP. /DE
filed 2021-03-31
CIK 1801170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 000-39252

CLOVER HEALTH INVESTMENTS, CORP.

(Exact name of registrant as specified in its charter)

Delaware	94-1515192
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

725 Cool Springs Blvd, Suite 320

Franklin, TN 37067

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (201) 432-2133

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Stock $0.0001 par value per share	CLOV	The NASDAQ Stock Market LLC
Warrants, each exercisable for one share of Class A Common Stock for $11.50 per share	CLOVW	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $925,704,000 as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) based upon the closing sale price on The New York Stock Exchange reported for such date. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 145,345,832 shares of the registrant’s Class A Common Stock and 260,969,355 shares of the registrant’s Class B Common Stock issued and outstanding as of March 24, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CLOVER HEALTH INVESTMENTS, CORP.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

i

As used in this report, “the Company,” “Clover Health,” “we,” “us,” “our” and similar terms refer to Clover Health Investments, Corp. (f/k/a/ Social Capital Hedosophia Holdings Corp. III) and its consolidated subsidiaries, unless otherwise noted or the context otherwise requires.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “report” or “Annual Report on Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations, financial position, market size and opportunity, our business strategy and plans, the factors affecting our performance and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “can,” “expect,” “project,” “outlook,” “forecast,” “objective,” “plan,” “potential,” “seek,” “grow,” “target,” “if” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors” set forth in Part I, Item 1A of this report and in our other filings with the Securities and Exchange Commission (the “SEC”). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements contained in this report involve a number of judgments, risks and uncertainties, including, without limitation, risks related to:

•	our results of operations, financial condition and cash flows;

•

our ability to recognize the anticipated benefits of the Business Combination (as defined below), which may be affected by, among other things, competition and our ability to manage our growth following the Business Combination;

•	our ability to obtain or maintain the listing of our Class A common stock and our public warrants on Nasdaq following the Business Combination;

•	our public securities’ potential liquidity and trading;

•	the anticipated benefits associated with the use of the Clover Assistant platform, including our ability to utilize the platform to manage medical costs of our members;

•	our expectations regarding the development and expansion of our business;

•	our ability to successfully enter new service markets and manage our operations;

•	our ability to expand our member base and provider network;

•	our ability to increase adoption and use of the Clover Assistant;

•	anticipated trends and challenges in our business and in the markets in which we operate;

•	our ability to develop new features and functionality that meet market needs and achieve market acceptance;

•	our ability to retain and hire necessary employees and staff our operations appropriately;

•	the timing and amount of certain investments in growth;

•	the effect of uncertainties related to the global COVID-19 pandemic on our business, results of operations, and financial condition;

•	the outcome of any known and unknown litigation and regulatory proceedings;

•	any current, pending or future legislation or regulation that could have a negative effect on our revenue and businesses, including rules and regulations relating to healthcare and Medicare;

•	our ability to maintain, protect and enhance our intellectual property; and

•	general economic conditions, including the societal and economic impact of the COVID-19 pandemic, and geopolitical uncertainty and instability.

We caution you that the foregoing list of judgments, risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements may not be complete. You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we do not intend to update any of these forward-looking statements after the date of this report or to conform these statements to actual results or revised expectations.

You should read this report with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

This report contains estimates, projections and other information concerning our industry, our business and the markets for our products. We obtained the industry, market and similar data set forth in this report from our own internal estimates and research and from industry research, publications, surveys and studies conducted by third parties, including governmental agencies. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. While we believe that the data we use from third parties are reliable, we have not separately verified these data. You are cautioned not to give undue weight to any such information, projections and estimates.

As a result of a number of known and unknown risks and uncertainties, including without limitation, the important factors described in Part I. Item 1A “Risk Factors” in this Annual Report on Form 10-K, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements.

SUMMARY RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider all information in this report, including our financial statements and the related notes included elsewhere in this report prior to investing in our securities. These risks and uncertainties are discussed more fully in the section titled “Risk Factors,” and include, but are not limited to, the following:

•	We have incurred net losses in the past, we anticipate increased expenses in the future and we may not be able to achieve or maintain profitability.

•	We have relatively limited experience with the Clover Assistant, and initial results may not be indicative of future performance.

•

Our future performance depends in part on increasing the lifetime value of enrollments, which are realized over several years, and any failure to do so could negatively affect our future prospects and results of operations, including our ability to attain or increase profitability.

•

If we fail to estimate, price for and manage medical expenses in an effective manner, the profitability of our Medicare Advantage plans could decline, which could materially and adversely affect our results of operations, financial position and cash flows.

•	CMS’s risk adjustment payment system makes our revenue and profitability difficult to predict and could result in material retroactive adjustments to our results of operations.

•	We are subject to risks associated with the COVID-19 pandemic, which could have a material adverse effect on our business, results of operations, financial condition and financial performance.

•	If adoption and use of the Clover Assistant is lower than we expect, our growth may slow or stall, and our operating results could be adversely affected.

•	If we are unable to succeed in expanding our member base, our future growth would be limited, and our business, financial condition and results of operations would be harmed.

•

Our membership remains concentrated in certain geographic areas and populations, which exposes us to unfavorable changes in local benefit costs, reimbursement rates, competition and economic conditions.

•	Our new markets, particularly rural markets, may not be as profitable to serve as our existing markets.

•	Our operating results may be adversely affected if we are unable to grow our provider networks or contract with providers, medical facilities and other entities on competitive terms.

•	We may be unable to effectively manage our growth, which could have a material adverse effect on our business, financial condition and results of operations.

•	Our international operations pose certain risks to our business that may be different from risks associated with our domestic operations.

•	We are and may be subject to investigations and litigation, which could be costly and time-consuming to defend, and the outcomes of which cannot be predicted.

•

We derive substantially all of our total revenues from Medicare Advantage premiums and expect to continue to derive a substantial portion of our total revenues in the future from Medicare Advantage premiums, and changes or developments in Medicare or the health insurance system and laws and regulations governing the health insurance markets in the United States could materially adversely affect our business, operating results, financial condition and prospects.

•	Failure to protect or enforce our intellectual property rights could impair our ability to protect our internally-developed technology and our brand, and our business may be adversely affected.

•	Our failure to obtain or maintain the right to use certain of our intellectual property could negatively affect our business.

•

Delaware law and our charter documents contain certain provisions, including anti-takeover provisions, that limit the ability of our stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

•

The dual class structure of our common stock will have the effect of concentrating voting power with certain stockholders, including our directors, officers, principal stockholders and their respective affiliates, who held in the aggregate 72.9% of the voting power of our capital stock as of January 7, 2021. This ownership will limit or preclude the ability of our other stockholders to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

•	Sales of substantial amounts of our securities in the public markets, or the perception that they might occur, could cause the market price of our common stock to decline.

BASIS OF PRESENTATION

On January 7, 2021, we consummated the transactions contemplated by that certain Agreement and Plan of Merger, dated as of October 5, 2020 (as amended, the “Merger Agreement”), by and among Social Capital Hedosophia Holdings Corp. III, a Cayman Islands exempted company (“SCH”), Asclepius Merger Sub Inc., a Delaware corporation and a direct wholly owned subsidiary of SCH (“Merger Sub”), and Clover Health Investments, Corp., a Delaware corporation (“Clover”). As contemplated by the Merger Agreement, SCH filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which SCH was domesticated and continues as a Delaware corporation (the “Domestication”). Further, on January 7, 2021, as contemplated by the Merger Agreement, SCH consummated the merger transactions contemplated by the Merger Agreement, whereby (x) Merger Sub merged with and into Clover, the separate corporate existence of Merger Sub ceasing and Clover became the surviving corporation and a wholly owned subsidiary of Clover Health (the “First Merger”) and (y) Clover merged with and into SCH, the separate corporate existence of Clover ceasing and SCH became the surviving corporation, changing its name to “Clover Health Investments, Corp.” (“Clover Health”) (together with the First Merger, the “Mergers”, and collectively with the “Domestication,” the “Business Combination”).

The Company’s Class A Common Stock is now listed on the Nasdaq Global Select Market under the symbol “CLOV”, and warrants to purchase the Class A Common Stock at an exercise price of $11.50 per share are listed on Nasdaq under the symbol “CLOVW”. The audited financial statements included herein are those of SCH prior to the consummation of the Business Combination and the name change. Prior to the Business Combination, SCH neither engaged in any operations nor generated any revenue. Until the Business Combination, based on SCH’s business activities, SCH was a “shell company” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The audited consolidated financial statements of Clover and its consolidated subsidiaries prior to the close of the Business Combination, which is considered the Company’s accounting predecessor, are included in the Amendment No. 1 to the Form 8-K that is anticipated to be filed with the SEC on or about March 31, 2021.

As used in this Annual Report on Form 10-K, unless otherwise noted or the context otherwise requires:

•

references to the “Company,” “Clover Health,” “we,” “us,” “our” and similar terms refer to Clover Health Investments, Corp. (f/k/a Social Capital Hedosophia Holdings Corp. III) and its consolidated subsidiaries;

•	references to “Clover” are to Clover Health Investments, Corp. and its consolidated subsidiaries prior to the close of the Business Combination; and

•	references to “Sponsor” are to SCH Sponsor III LLC.

PART I

ITEM 1. BUSINESS

Unless otherwise noted or the context otherwise requires, the disclosures in this Item 1 refer to Clover Health Investments, Corp. and its consolidated subsidiaries following the consummation of the Business Combination.

General

At Clover Health, we are singularly focused on creating great, sustainable healthcare to improve every life. We have centered our strategy on building and deploying technology that we believe will enable us to solve a significant data problem while avoiding the limitations of legacy approaches. Currently, as a next-generation Medicare Advantage insurer, we leverage our flagship software platform, the Clover Assistant, to provide America’s seniors with Preferred Provider Organization (“PPO”) and Health Maintenance Organization (“HMO”) plans that are the obvious choice for Medicare-eligible consumers. We call our plans “Obvious” because we believe they are highly affordable—offering most of our members the lowest average out-of-pocket costs for primary care physician co-pays, specialist co-pays, drug deductibles and drug costs in their markets—and provide wide network access and the same cost-sharing (co-pays and deductibles) for physicians who are in- and out-of-network. By empowering physicians with data-driven, personalized insights at the point of care through our software platform, we believe we can improve clinical decision-making and viably offer these “Obvious” plans at scale, through an asset-light approach. We reach a broad array of consumers, including traditionally underserved populations.

We drive adoption and use of the Clover Assistant across our network of primary care physicians (“PCPs”) by focusing on continuously improving its user-centric design, highly actionable and real-time clinical content, enhanced and rapid payment for Clover Assistant visits and simple onboarding. As of December 31, 2020, over 2,400 PCPs had contracted to use the Clover Assistant to manage our members’ care.

High PCP engagement with the Clover Assistant enables real-time, data-driven decision-making for our members at the point of care and drives rapid software iteration: the more that physicians use the Clover Assistant, the more it learns and furthers the precision of personalized data-driven recommendations. We combine our payor data with physician-generated data and use this powerful closed feedback loop to continuously tune our clinical rules and machine learning models, as well as to select and prioritize future software capabilities. The use and continuous improvement of the Clover Assistant has resulted in not only improved clinical decision-making but also strong plan performance. The platform also facilitates identifying and engaging with our most at-risk members for our clinical programs designed to provide additional targeted care support, which is designed to further drive better plan performance. Taken together, we believe these enhancements will allow us to return a material portion of our savings to members through our “Obvious” plans and to continuously lower our members’ out-of-pocket costs and provide them with market-leading benefits.

We were incorporated in October 18, 2019 as a special purpose acquisition company and a Cayman Islands exempted company under the name Social Capital Hedosophia Holdings Corp. III. On April 24, 2020, we completed our initial public offering (the “Initial Public Offering”). On January 7, 2021, we consummated a business combination with Clover Health Investments, Corp. and changed our name to Clover Health Investments, Corp. Our principal executive offices are located at 725 Cool Springs Boulevard, Suite 320, Franklin, Tennessee 37067. Our telephone number is (201) 432-2133. Our website address is www.cloverhealth.com. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference in this Annual Report on Form 10-K unless expressly noted.

Our Opportunity

We believe we have an opportunity to fundamentally change healthcare by aligning our interests with those of our members and physicians through a technology-driven, asset-light model. By leveraging the Clover Assistant platform, we believe we can raise the level of care provided by every PCP and rapidly and broadly scale in ways unthinkable by traditional managed care plans. We principally scale our model of care by deploying software to

PCPs. We contract with providers simply to use the Clover Assistant at the point of care for a flat fee rather than, for example, negotiating contracts involving risk-sharing arrangements under which the provider assumes financial responsibilities for patient care. Our platform, which enables differentiated open network plan designs, supports our expansion into virtually any market, including traditionally underserved markets that are generally not viable for others because those markets often lack providers willing or able to assume financial risk for the costs of patient care.

Medicare is the focal point of our opportunity. Over 60 million people were enrolled in Medicare in 2020, and that number is expected to rise, equating to over $1 trillion in total expenditures by 2025. Within Medicare, the Medicare Advantage (“MA”) market made up approximately $270 billion of annual spend in 2020 and is expected to grow to approximately $590 billion by 2025. As of January 1, 2021, we offered MA plans in 108 markets, or counties, across seven states, representing approximately 4.3 million available Medicare-eligible beneficiaries.

Additionally, we believe we are well positioned to leverage the power of the Clover Assistant to further capture Medicare market share through emerging payment models. For example, we plan to participate in the Direct Contracting model of the Centers for Medicare & Medicaid Services (“CMS”), which is scheduled to begin in April 2021 for a period of at least five years and will provide for payment incentives similar to those in MA for physician practices and other organizations serving beneficiaries who enroll in Medicare directly with the federal government, or what is commonly referred to as “Original Medicare.” As part of the program, Clover will contract directly with physicians to use the Clover Assistant to help manage their Original Medicare patients. An Original Medicare patient will become aligned to our Direct Contracting Entity (“DCE”) when CMS’s attribution model attributes them to (or they voluntarily elect to designate) a PCP with whom Clover has contracted as a “DC Participant” provider. We also contract with “Preferred” providers, which include other types of providers to which the PCP may refer or admit patients. Under our global risk arrangement, total medical costs for these aligned beneficiaries are calculated and compared to a risk-adjusted benchmark rate. Our DCE will receive any savings, or bear any losses, generated, limited by several risk mitigation mechanisms. We believe this program represents a significant economic and market opportunity for us to deploy our platform across a national footprint since we plan to scale this beyond our MA markets and greatly enhance the velocity of our new market growth.

Our Technology Platform: The Clover Assistant

The Clover Assistant is a purpose-built technology platform that engages physicians and empowers them to deliver data-driven, personalized care. This platform is designed to synthesize comprehensive, longitudinal sets of data directly available to us as a health plan, generate physician-focused machine learning, artificial intelligence, and rules-based insights, and drive action by surfacing the most relevant, personalized information to PCPs directly at the point of care. Through this democratization of data access for physicians, we seek to reduce the variability in clinical decision-making, drive improved adherence to evidence-based protocols, and help physicians deliver better care. As a result, the Clover Assistant enables healthcare to work at the speed of software.

We believe the key and differentiated features of the Clover Assistant technology platform include:

Real-time actionable insights at the point of care

The Clover Assistant aggregates and structures millions of data points per day, derived from a variety of data sets, such as claims data, medical charts, medication data, diagnostic data and electronic health record (“EHR”)-generated data, across dozens of typically siloed and inconsistently formatted data feeds. It connects this data with up-to-date, evidence-based protocols and member-specific plan information to drive real-time, personalized, and actionable insights to PCPs at the point of care. These real-time, data-rich insights are available to inform physicians’ decision-making at the moment that they are interacting with and treating their patients.

Physician delight

Since launching our platform in July 2018, we have driven PCP adoption of the Clover Assistant platform through its user-centric design, highly actionable and real-time clinical content, enhanced and rapid payment for Clover Assistant visits and simple onboarding. These features have delighted physicians. Because our platform provides highly-actionable clinical content through an intuitive interface that easily integrates into the physicians’ workflow, our broad base of contracted physicians are highly engaged.

Beyond the clinical benefits and intuitive technology, the Clover Assistant also provides physicians with a simple, streamlined administrative model. Upon completion of a member visit with the Clover Assistant, physicians are paid at predictable, prompt and enhanced per-visit rates, directly through the Clover Assistant program, providing advantages over the traditional claims submission process, which often requires separate billing and longer payment cycles. This enhanced and simplified payment model allows physicians to focus on delivering care instead of documenting claims for payment.

Differentiated plan performance

The Clover Assistant platform is designed to enable our mission-aligned business model to drive the empowerment of physicians and improve care for members while contributing to expanding margins for our plans. As a result of our physician-focused, data-driven platform, physicians who have been using the Clover Assistant, on average, have been able to drive lower medical care ratios (“MCR”), a measure defined as our total net medical claims expenses incurred divided by premiums earned, for our returning members that they serve.

Rapid software iteration via our closed feedback loop

Our platform is highly dynamic and continues to improve as we capture more data. As an MA plan that builds our own internally-developed clinician-focused software, we believe we are differentiated in our ability to continuously build upon our broad sets of rich data, resulting in a rapid learn-iterate-deploy software improvement cycle. We capture real-time data via live physician engagement and feedback through the Clover Assistant. This highly engaged, bi-directional data sharing construct creates a closed feedback loop, allowing us to continuously measure the results of our platform’s recommendations in real-time as well as iterate and improve our platform.

Additionally, we employ an agile software development methodology to introduce frequent updates to the platform. In addition to regular improvement of the Clover Assistant, this enables us to rapidly introduce new capabilities in response to changes in the market.

Rapid scalable implementations, powered by the cloud

The Clover Assistant’s flexible systems architecture allows us to scale and upgrade the platform across geographies, healthcare delivery systems, and information technology infrastructures rapidly and efficiently while providing a consistent and robust user experience.

Our cloud-based software platform enables a low-touch onboarding process for our physicians, who are trained and go live on the Clover Assistant typically within one hour. Additionally, each new release is instantaneously available across our userbase, so that all of our physicians may use the same, latest version of the Clover Assistant at any time.

Our differentiated clinical care capabilities

We work hard to drive better care for our members. To accomplish this goal, we aim to develop a comprehensive understanding of each member, their conditions and needs as well as how those factors change over time, so that we can provide guidance to their physicians regarding when appropriate interventions should be delivered. We monitor a range of data sources over time and capitalize on emerging interoperability data standards to create a comprehensive view of each member’s disease trajectory. Taking this holistic approach helps us to improve personalized chronic disease management and care coordination. Designed under the guidance of our clinical team physicians and utilizing the data we collect, the Clover Assistant provides insights in a clear and actionable format to the physician directly at the point of care, thereby facilitating adherence to evidence-based protocols for our members. In addition, it enables rapid identification and enrollment of patient populations that would greatly benefit from complex care management or our other in-house clinical programs.

The following features of our clinical care capabilities provide significant value to physicians and our members:

Physicians empowered with insights at the point of care

During a patient visit, a physician utilizing the Clover Assistant may encounter any of the following:

•

Synthesized sets of actionable, payor collated data. Physicians often do not have access to comprehensive information about their patients’ interactions, such as a recent hospital admission or specialist-prescribed medication, across the healthcare ecosystem. The Clover Assistant eliminates this inefficiency by surfacing relevant and important data from sources across the healthcare ecosystem for physicians at the point of care.

•

Personalized clinical guidelines for chronic condition management. Our members are seniors and long-term disabled individuals who exhibit many common chronic conditions and often manage them with multiple medications. Through synthesizing our broad set of payor data and mapping up-to-date clinical research, we are able to identify when members are “off evidence”, and for an increasing number of chronic conditions, surface for the provider’s consideration a medication or treatment regimen that may be more clinically appropriate for that particular member. Our focus on personalized care differentiates us. For instance, many other MA plans create high-level disease management programs that apply across large portions of their member groups, while the Clover Assistant recommends specific therapies, based on personalized details, such as comorbidities and contraindications. Our clinical team is constantly refining the platform’s recommendations in order to provide the most up-to-date and evidence-based care standards.

•

Quality gap closure. The Clover Assistant identifies and surfaces opportunities for improvement in clinical quality gaps, including those prioritized by The CMS Star Ratings Program (a plan performance measures that can drive bonus payments for plan providers), such as prescription drug adherence, regular cancer screenings and the annual flu shot. By addressing these quality gaps with evidence-based guidelines we expect to reduce costs and improve care over the long term.

•

Disease burden identification. The Clover Assistant reveals potential gaps in a physician’s understanding of a member’s disease burden. By surfacing potential conditions that may be asymptomatic or otherwise unaddressed, physicians can proactively treat conditions and drive better care for their patients.

The combination of these features enables physicians to deliver a better consumer experience for our members, as physicians are able to more effectively identify clinical opportunities to treat members at the point of care using data-driven, personalized insights.

Of critical importance, when providing actionable advice, the Clover Assistant shares with the physicians the specific reasons why a recommendation is being made so that the physician can ultimately exercise his or her own judgment in deciding whether to accept or reject a care recommendation. This may include evidence such as specific lab results, records from prior encounters, and links to up-to-date medical journals and clinical resources. Additionally, the Clover Assistant receives specific information and feedback from physicians on reasons why a member may not be receiving evidence-based care or complying with protocols, which ultimately prompts other program outreach efforts or future care plan recommendations. This closed feedback loop continuously improves our clinical recommendation engine and understanding of individual member needs.

Our clinical programs run on the Clover Assistant

In addition to supporting primary care physicians throughout our open network, we operate clinical programs, either through our own employed clinicians or through vendors, that are designed to provide improved additive care for our most chronically-ill, frail and costly members. Below is a snapshot of several clinical programs we offer:

•	Complex Care Management. Home-based primary care/intensive care management for our most complex members.

•	Supportive Care. Advanced care planning support and palliative care for members with limited life expectancy.

•	Readmission Prevention Program. Care transition support for members recently discharged from a hospital or post-acute care.

•	Behavioral Health Program. Comprehensive care coordination for members with behavioral health and social services needs.

The Clover Assistant supports every stage of our care and interaction with our high-risk members through our clinical programs, from identification through engagement to clinical care.

•

Identification. The Clover Assistant enables us to identify members for whom our programs can provide needed support, fill gaps or reduce costs. For example, utilizing our machine learning algorithm, the Clover Health Acute Risk Model, we are able to accurately identify members at high future hospitalization risk for our complex care management program.

•

Engagement. The Clover Assistant enables us to partner with physicians to determine if high-risk members would benefit from our clinical care programs. The Clover Assistant’s bi-directional point-of-care approach not only prompts the physician to let us know which members are appropriate for these programs, but encourages the physician to discuss the program with the patient at the point of care. We believe this introduction and engagement increases the likelihood that a member will ultimately enroll in our clinical programs and receive the care that he or she needs.

•

Clinical Care. With the right members identified and engaged, and the right protocols surfaced to program clinicians at the point of care, we believe we are able to further improve our members’ quality of life and healthcare while driving significant medical expense savings.

Leveraging our data and engaging physicians and members has resulted in a number of meaningful clinical improvements.

Our Go-To-Market Strategy

We employ a simple and broad go-to-market strategy. Utilizing the Clover Assistant to raise the standard of care of providers, we are able to target a broad spectrum of markets, including traditionally underserved markets that are generally not viable for others because those markets often lack large, integrated providers, commonly relied on by MA insurers, that are willing to assume the financial responsibility for patient care. Our go-to-market strategy centers around scaling our model through software and is summarized in four simple steps:

•

Step one: Select markets to deploy our disruptive model. We seek opportunities to create differentiated and enhanced plans for consumers virtually anywhere in the United States, including traditionally underserved markets.

•

Step two: Broadly disseminate the Clover Assistant. We contract with a wide array of primary and chronic care decision-makers and deploy the Clover Assistant wherever possible to empower physicians to deliver data-driven, personalized care. Our contracts also have a simple payment model, with one enhanced rate for primary care visits using the Clover Assistant, relieving physicians of significant administrative tasks. Our model expands our reach to physicians beyond simply those large providers or other groups willing and able to structure complex risk-sharing arrangements. In addition, our plans with open network designs make it easier for our members to see physicians outside our network, which generates new leads for us to deploy the Clover Assistant with an increasing pool of physicians.

•

Step three: Powered by the Clover Assistant’s strong unit economics, deploy “Obvious” best-in-class plans. The use of the Clover Assistant is designed to drive the economic success of our plans, which allows us to return these strong economics back to our members in the form of enhanced benefits, lower out-of-pocket costs and freedom of choice. Our affordability is underpinned by our plans’ low average total out-of-pocket costs for PCP co-pays, specialist co-pays, drug deductibles and drug costs. The substantial majority of our members enjoy freedom of choice, which manifests in our expansive, open network with the same cost-sharing for members who see physicians in- and out-of-network. Our open network design is particularly attractive compared to our competitors’ usual narrow networks or higher cost-sharing for out-of-network providers.

•

Step four: Drive strong, industry-leading, organic growth as consumers select our “Obvious” plans and receive care from physicians on Clover Assistant. As we have entered and scaled in new markets, we have seen strong membership growth.

Our Value Proposition

We believe our mission-aligned business model, powered by the Clover Assistant, enables us to deliver significant value to the entire healthcare ecosystem.

Clover is the “Obvious” plan for consumers

Our members are our primary constituents. We believe that an approach focused on consumer healthcare choice, enhanced physician trust, and competitive pricing results in distinct value to our members and makes great healthcare available to everyone.

•

Physician of choice. We value the health decisions our members make and believe that consumer-driven physician choice increases trust and member satisfaction. Our differentiated, open network philosophy offers considerable consumer choice: discretion to choose any new Medicare physician willing to see them or keep an existing physician. The substantial majority of our members are enrolled in our open network plans, meaning that our members need not worry about verifying whether their Medicare physician is in- or out-of- our network as they pay the same amount in either case.

•

The Clover Assistant makes the PCP the quarterback. The Clover Assistant enhances each PCP’s ability to coordinate care for each of our members. Our members can have confidence that, when using the Clover Assistant, their PCP has ready access to their medical histories and personalized, data-driven clinical care recommendations.

•

High value plans. We stive to ensure that consumers who choose our health plans get more for less. Our plans are benefit-rich while being highly affordable. Many of our members are enrolled in plans that offer the lowest average out-of-pocket costs for PCP co-pays, specialist co-pays, drug deductibles and drug costs in their markets while also providing wide network access and with the same in- and out-of-network costs for physician visits. By seeking to lower the financial burden on our members, we reduce disincentives that inhibit our members from seeking the care they need.

Clover delivers clinical and financial value for physicians

Physicians enjoy using the Clover Assistant as it allows them to focus on delivering care and rewards them for doing so.

•

The Clover Assistant delights and engages physicians. We are focused on empowering and delighting physicians that use our platform. We believe physicians are highly satisfied with the Clover Assistant platform, based on the level of their engagement.

•

We pay an enhanced rate for primary care. We believe the PCP plays a critical role in helping to keep our members healthy, and we compensate them for the enhanced clinical experience they provide members through the Clover Assistant. Our payment model is simple: we provide one enhanced rate for primary care visits using the Clover Assistant, or what we refer to as “Clover Assistant visits.” Our flat-fee per-visit PCP compensation is approximately twice the average Medicare reimbursement fee rate for a primary care visit, and is consistent, predictable and prompt, with payments received on average within four days of completion of the visit. We believe our payment process for Clover Assistant visits is substantially faster than our competitors’ payment processes, which can take weeks or months.

•

We partner with physicians and allow them to focus on providing quality care. We partner with all types of physicians, including solo practitioners, large physician groups and hospital-employed physicians. The combination of our growing member base, free use of the Clover Assistant and enhanced and rapid payment for Clover Assistant visits enables a highly efficient economic model that allows PCPs to build successful practices serving Medicare patients. This model focuses on relieving physicians of additional administrative burdens, empowering them to spend more time on care.

Great healthcare for everyone

We believe our software-powered, primary care-centric approach addresses key systemic issues in healthcare, improving the quality of care and making care more affordable and accessible, regardless of a patient’s socioeconomic status or geography. This scalable approach puts healthcare on a different trajectory, redistributing efficiencies and stretching the impact of each dollar spent on healthcare.

•

We mean everyone. Every individual deserves the best care, and through the Clover Assistant we are democratizing the clinical data and insights physicians need to deliver care. Because we drive this clinical improvement with technology, we believe we can scale in virtually any market, including traditionally underserved markets that are generally not viable for others.

•

Sustainable healthcare through reduced medical cost. We believe our focus on personalized evidence-based clinical recommendations at the point of care and quality gap closure allows us to reduce medical costs over the long-term. Our innovative approach to preventive care empowers physicians to spend more time understanding their patient and personalized, evidence-based guidelines and helps reduce the incidence of high-cost events that drive the largest share of healthcare expenditures. We have a broad opportunity to bend the healthcare cost curve, driving true financial value to society, especially the American taxpayers who underwrite the medical costs of our current and future members.

•

Provide value, not overhead. Many insurers simply act as middlemen, taking a cut of premiums while assigning duties of care to physicians via complex risk-sharing contracting. New payment approaches, such as the federal government’s Direct Contracting program, may help eliminate entities that serve only as overhead. With our model and technology platform, we believe we are positioned to thrive in any program where entities are expected to empower physicians to improve care while lowering costs.

The Clover Assistant Architecture

The Clover Assistant is a differentiated platform able to scalably combine data synthesis, insight generation, and point-of-care action. The Clover Assistant platform synthesizes comprehensive, longitudinal sets of data directly available to us as a health plan, generates clinically-focused machine learning, artificial intelligence, and rules-based insights, and drives action by surfacing the most relevant, personalized information to PCPs directly at the point of care. Our platform’s excellence is centered on this three-pronged approach:

•

Synthesis. Because it is developed by a health plan, the Clover Assistant is uniquely positioned in its ability to directly access broad sets of personalized, longitudinal data unlike platforms developed by pure technology providers, which operate at an arm’s length to data, or platforms operated by verticalized healthcare companies, which generally can access data only in their own narrow ecosystems. Our data platform is designed to interoperate with a broad variety of other healthcare data sources, collecting and transferring data via Application Programming Interfaces (“APIs”), flat files, or even paper documents.

The Clover Assistant’s data synthesis layer receives and structures millions of data points per day, derived from a variety of data sets, such as claims data, medical charts, medication data, diagnostic data and EHR-generated data, across dozens of typically siloed and inconsistently formatted data feeds.

•

Insight. Given the massive depth, breadth and volume of data that we collect, it is critical to leverage technology to perform intelligent analytics. No physician could analyze this amount of data in real-time. Our insight engine applies a combination of advanced machine learning and clinically-driven business rules to curate actionable insights for PCPs at the point of care.

Our data scientists work in conjunction with physicians to continually enhance our insight engine. We identify and target specific clinical problems, then seek to solve these problems with expert systems, combining the latest clinical and evidence-based research with machine learning-based insights.

•

Action. The Clover Assistant provides real time, personalized, and actionable insights to help healthcare providers make better decisions and deliver the right care at the right time. Because our insights are provided in a clear, actionable format directly at the point of care, the Clover Assistant can instantaneously inform physician decision-making at the very moment that they are interacting with and treating our members.

These three aspects of the Clover Assistant—Synthesis, Insight and Action—form a self-contained software improvement virtuous cycle. As physicians take action based on our data insights, we receive rich feedback data in real time. We then input this data back into our data and insight layers, creating a loop of bi-directional information exchange.

Across all three prongs of our platform, the Clover Assistant is designed to ensure data integrity and security to protect our users’ and members’ information, identities and privacy. As such, we have invested significantly in data protection and have in place strict data protection protocols. Clover has in place policies designed to ensure compliance with guidelines promulgated pursuant to the to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and all data in transit and at rest are encrypted. Data transfers, including API calls to and from third parties are authenticated via password, token, or two-way mutual transport layer security (“mTLS”). Clover discourages and minimizes local data storage as a deterrence against physical device and data loss. The Clover Assistant data is stored in the cloud, with backups across Amazon Web Services and the Google Cloud Platform and secured by centralized identity access and management.

Additional Products Built on the Clover Assistant Platform

While the platform is currently primarily used by physicians at the point of care, the Clover Assistant’s impact is scalable across a myriad of use cases. The platform is designed to surface the most relevant information for a specific context so that any users of the platform can make more informed decisions at the most actionable opportunity available. Use cases include:

•	Office/virtual visits. The Clover Assistant empowers physicians by recommending personalized, evidence-based medications, providing reminders of timely discussion topics and treatment, enabling requests for member data and orders for tests or screening kits and identifies potential undiagnosed conditions based on clinical evidence. Our software makes these features available for in-person visits or through telemedicine solutions.

•

In-home visits. The Clover Assistant empowers physicians and other providers who operate outside of clinical settings, offices or hospitals. It supports, for example, our in-home primary care program enabling lengthy interactions for our members with the most advanced illnesses or complex conditions. It also supports in-home programs targeting members who have been recently discharged from hospitals or who do not receive regular care from a PCP.

•

Office staff. Through its Care Connect feature, the Clover Assistant empowers office staff by identifying patients due for a visit, flagging members recently discharged from the hospital and providing tools for scheduling various screenings and follow-up visits.

Sales and Marketing

We market our “Obvious” plans through direct marketing activities and an extensive network of insurance brokers and field marketing organizations. We also enter into co-branding arrangements with physicians and other provider institutions. We market or may market our plans through a number of channels including, but not limited to, direct mail, marketing materials in providers’ offices, the Internet, telesales and free marketing channels provided by the U.S. government, such as the Medicare Plan Finder. Commissions paid to employed sales representatives and independent brokers and agents are based on a per-unit commission structure, regulated in structure and amount by CMS.

Research and Development

Key to our success is the time, attention and investment we place on continued innovation in the Clover Assistant platform. We expect to continue investing in expanding our platform and enhancing the features and functionality of the Clover Assistant. We analyze the growing number of interactions our physicians have with the Clover Assistant to recognize their needs quickly and guide future innovation. Our research and development team is responsible for the design, development, testing and delivery of solutions for our platform.

Our Competition

The markets for MA plans and related products are highly competitive. We compete in certain segments within the healthcare market, including MA plans as well as other healthcare technology platforms, and intend to enter into others, such as new payment models offered by CMS, including the Direct Contracting program. Competition in our market involves rapidly changing technologies, evolving regulatory requirements and industry expectations, new product offerings and constantly evolving member and physician preferences and user requirements. We face competition from a range of companies, including other incumbent MA plan providers and health insurance companies, many of whom are developing their own technology or partnering with third-party technology providers to drive improvements in care. Our competitors generally include large, national insurers, such as UnitedHealth, Aetna, Humana, Cigna, Centene and Anthem, that provide MA plans, as well as regional-based companies that provide MA plans, such as Blue Cross Blue Shield affiliates, hospital systems and provider-based organizations. We also face competition from Original Medicare. In addition, as we enter into new markets, we may compete with regional start-up companies that offer MA plans. Also, as we develop other products and enter new lines of business, and other companies do the same, we may compete with providers of healthcare technology platforms, EHR providers, telehealth providers, healthcare data analytics providers and accountable care organizations.

We believe our asset-light model allows us to compete favorably based on the following competitive factors: the use of the Clover Assistant platform to improve clinical decision-making, price, quality of service, access to broad and open provider networks, breadth and flexibility of plan benefits, brand strength, member satisfaction, and financial stability.

Intellectual Property

Our intellectual property is an important aspect of our business. To establish and protect our intellectual property and other proprietary rights, we rely and expect to continue to rely upon a combination of patent, copyright, trade secret and trademark protection laws to protect our intellectual property rights in our internally-developed technology and information that we regard as proprietary, and maintain a policy requiring our employees, contractors, consultants and other third parties to enter into confidentiality and invention assignment agreements to control access to and use of our internally-developed technology and other information that we regard as proprietary and to ensure that any intellectual property developed by such employees, contractors, consultants and other third parties are assigned to us. These laws, procedures and restrictions provide only limited protection, and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated. Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy aspects of our internally-developed technology or to obtain and use information that we regard as proprietary, and may also attempt to develop similar technology independently. Furthermore, the laws of certain countries do not protect intellectual property rights to the same extent as the laws of the United States, and we therefore may be unable to protect our internally-developed technology in certain jurisdictions. In addition, we cannot guarantee that our confidentiality and invention assignment agreements will not be breached.

While we rely on software licensed from third parties for internal tools we use to operate our business, we do not currently in-license any intellectual property. Our intellectual property, including internally developed technology and products, are developed by our employees, who are distributed geographically across the United States and globally, with two major hubs in San Francisco (California) and Hong Kong (China). We outsource operational engineering support work to a third-party vendor headquartered in the United States with a globally distributed workforce.

A portion of the technologies we use in our platform and mobile application incorporates “open source” software, which grants us broad permissions to use, copy, modify and redistribute on our platform and other products. While we employ practices designed to monitor our compliance with the licenses of third-party open source software and protect our valuable internally-developed source code, we may inadvertently use third-party open source software in a manner that exposes us to claims of non-compliance with the applicable terms of such license, including claims for infringement of intellectual property rights or for breach of contract. In addition, the use of third-party open source software typically exposes us to greater risks than the use of third-party commercial software because open-source licensors generally do not provide warranties or controls on the functionality or origin of the software.

•

As of December 31, 2020, we owned 1 U.S. patent and no foreign patents. There were 24 U.S. patent applications pending and 13 Patent Cooperation Treaty patent applications pending. We have not applied for patents in foreign jurisdictions. We have registered our trademarks in the United States, European Union, China, South Korea, Singapore, Australia and Taiwan. We continually review our development efforts to assess the existence and patentability of new intellectual property. We pursue the registration of our domain names, trademarks, and service marks in the United States and in certain locations outside the United States, including Canada and Hong Kong.

Human Capital

Choosing to tackle healthcare is no small feat. Our mission of improving every life is made possible through the Herculean efforts put forth by our teams. We strive to attract and retain diverse talent from all different backgrounds and industries--we value Machine Learning Data Scientists the same way we value Clinical Pharmacists, the same way we value Claims Analysts. Bringing together motivated, inquisitive and mission oriented talent has provided us with a strategic advantage and is key to our success. Clover commits to providing a collaborative and inclusive work environment, competitive market compensation and benefits programs and growth opportunities that empower Cloverites to deliver positive outcomes for members.

As of March 15, 2021, we had 458 employees with approximately 94% in the U.S. and 6% in Hong Kong. Our workforce was 71% Female and 29% Male and was 48% Caucasian/White and 52% with racially/ethnically diverse backgrounds.

Remote First Culture.

By establishing communication and decision making norms, placing an emphasis on transparency and working to build psychological safety and trust we found that colocation of employees was no longer a requirement. We believe in attracting the best talent for the role, regardless of location and celebrate the geographic dispersion of our teams. In August 2018, we opened an office in Hong Kong, which has since grown to a team of 30 employees. Prior to the onset of the COVID-19 pandemic, approximately 40% of our workforce were already remote based employees, meaning they did not regularly come into a brick and mortar facility. We expect over 60% of our teams will remain remote after offices reopen.

All remote employees receive a stipend to set up their home work space so they can be most productive. We also ensure new hires (office-based or remote) are provided with an onboarding plan which helps them understand our culture while providing necessary training and modules to set them up for success. We use communication and meeting tools that enable teams to real-time chat and interact, regardless of their physical location. We also host a variety of All Company meetings in an effort to provide updates to Cloverites as real-time as possible and provide opportunities for employees to ask leadership questions.

Safety and Support during the COVID-19 Pandemic.

Being a healthcare company means the health, wellness and safety of our teams and members is always top priority. All teams, including our clinicians, worked remotely during the pandemic. Our technology teams worked to quickly build out telehealth capabilities so that we could provide support to our members in need. We have since allowed for certain clinical teams to return to the field, with strict guidance from our clinical leadership team and enhanced health and safety protocols. The Clover offices remain closed and will only reopen when certain population health metrics are met.

We have expanded our employee support resources over the past year to include paid access to an online platform offering mental health and wellbeing options ranging from digital resources and meditations to a network of certified coaches. To help Cloverites juggling work and homeschooling during the pandemic, we partnered with a company that provides remote tutoring support for families affected by school shutdowns. We also extended a remote employee stipend to all employees to help with productivity while remote.

Cultivating Diversity, Equity & Inclusion.

In our very early days, we created a Diversity & Inclusion (“D&I”) Working Group focused on making Clover a more diverse, inclusive, and equitable Company. Diversity includes not only race and gender identity, but also age, disability status, veteran status, sexual orientation, religion and many other parts of one’s identity. All of our employees’ points of view are key to our success, and inclusion is everyone’s responsibility. By creating a designated space for learning, conversations, and furthering initiatives, we aim to enrich Clover for our employees and communities. Members of our D&I Working Group also develop and deliver various resources to our teams, including an allyship training series.

Growth & Development.

We want Cloverites to be empowered to do their best work, and we aim to provide a variety of in-house and external resources to help them achieve maximum potential. Our approach to development starts during onboarding, when employees are presented with customized 30/60/90-day onboarding plans. These plans have been compiled by their hiring manager and reviewed by our Hiring Committee, with the goal of providing structure to onboarding and defining key wins and early successes as an employee ramps up. The onboarding plans also provide opportunities for check-ins, feedback and reprioritization of workload.

Given the vast experience of our teams, we have operated an internal mentorship program for the past two years. The mentorship relationship is designed to enable employees to develop new skills and competencies, while concurrently networking and building relationships within the organization. Last year, 90 employees went through the program with a 94% satisfaction rate with the quality of mentoring received. We have partnered with an external vendor to provide Cloverites at the manager+ level with an outcome-based coaching program at both the group and individual level.

Employee Engagement & Feedback.

We believe giving, receiving and acting on feedback makes us better colleagues. Ensuring our teams have a variety of avenues to provide feedback in a safe way has been core to our ethos. Each year we conduct an inclusion survey, focused on equity, inclusion and belonging. Key themes are shared with the entire company, and each leader receives feedback relating to their area. In addition, we do regular pulse surveys so leaders can receive actionable feedback from their teams.

Our evolving performance management process supports a culture of transparency, engagement, and continuous feedback. Quarterly check-ins are a frequent, light-weight check-in process to develop our internal talent and ingrain more transparency into Clover’s employee culture that focuses on goals, growth and progress. Our annual performance management cycle includes a 360 calibration review for all employees at all levels as we believe it provides the most holistic and meaningful snapshot on performance.

Compensation & Benefits.

We believe in using our total rewards program to incentivize employees to make decisions that are in the best interest of our stakeholders. It is important that our plans are aligned with the market so that we can attract, retain and motivate Cloverites. Our compensation program is currently comprised of base salary, spot bonuses and equity incentive awards, and may continue to evolve as we become a more mature public company.

Compensation is just one aspect of our offerings. We provide employees with health (medical, dental, vision and telehealth) insurance, paid time off, paid sick leave, paid parental leave, a U.S. 401 (k) plan with Company match and paid volunteer days, and we offer additional benefits to support work-life balance for all Cloverites.

Government Regulation

We work diligently to comply with all applicable laws and regulations. As an entity within the healthcare industry, and one operating MA plans, we are subject to comprehensive federal, state and international laws and are regulated by various regulatory agencies. Regulations and enforcement may vary significantly from jurisdiction to jurisdiction, new laws and regulations may be adopted, and the interpretation of existing laws and rules may change periodically. We are unable to predict what effect, if any, such changes may have on our operations, financial position, or cash flows. For additional information, see the section entitled “Risk factors” for a discussion of the risks related to our compliance with federal, state and international laws and regulations.

Our operations, current and past business practices, contracts and accounts and other books and records are subject to routine, regular and special investigations, audits, examinations and review by, and from time to time we receive subpoenas and other requests for information from, federal and state supervisory and enforcement agencies, attorneys general and other state, federal and international governmental authorities and legislators. For further information, see the section entitled “Risk Factors—We are and may be subject to investigations and litigation, which could be costly and time-consuming to defend, and the outcomes of which cannot be predicted.”

Federal laws and regulations, relevant agency oversight

We are subject to various federal laws and regulations, and our activities are subject to regulation by several federal agencies. Our most comprehensive oversight comes from CMS, which regulates our MA plans and will be the primary regulator for the Centers for Medicare & Medicaid Innovation Direct Contracting model, in which we intend to participate. CMS regulates the payments made to us and the submission of information relating to the health status of members for purposes of determining the amounts of those payments. Additional CMS regulations govern benefit design, eligibility, enrollment and disenrollment processes, call center performance, plan marketing, record-keeping and record retention, quality assurance, timeliness of claims payment, network adequacy and certain aspects of our relationships with and compensation of providers. We perform ongoing monitoring of our, and our vendors’, compliance with CMS requirements.

We are also subject to CMS audits related to our compliance with CMS contracts, the performance of the plan, adherence to governing rules and regulations, and the quality of care we provide to Medicare beneficiaries, among other areas. For example, CMS currently conducts Risk Adjustments Data Validation audits of a subset of MA contracts for each contract year. In addition, the Department of Health and Human Services Office of Inspector General also audits risk adjustments of companies offering MA plans, and we anticipate this remaining a focus of government investigations in the next few years.

A portion of each MA plan’s reimbursement is tied to the plan’s “Star Ratings.” In addition, Star Ratings affect a plan’s image in the market, and higher-rated plans may offer enhanced benefits and additional enrollment opportunities than other plans. The Star Rating system considers a variety of measures adopted by CMS, including the quality of preventative services, chronic illness management, compliance and overall customer satisfaction. We received a 3.0 Star Rating for 2020. Our ability to maintain or improve our Star Rating may be significantly compromised by the COVID-19 pandemic, which has prevented all plans from incentivizing conduct to address member care gaps and collecting information required to demonstrate plan compliance with and performance under the Star Rating metrics.

Privacy, security and data standards regulation.

There are numerous state and federal laws and regulations related to the privacy and security of health information. Laws in all 50 states require businesses to provide notices to affected individuals whose personal information has been disclosed as a result of a data breach, and certain states require notifications for data breaches involving individually identifiable health information. Many states require holders of personal information to maintain safeguards and take certain actions in response to a data breach, such as maintaining reasonable security measures and providing prompt notification of the breach to affected individuals and the state’s attorney general.

In particular, regulations promulgated pursuant to HIPAA impose a number of obligations on issuers of health insurance coverage and health benefit plan sponsors. Health insurers, HMOs and healthcare providers who transmit health information electronically are included in HIPAA’s definition of “Covered Entities.” Regulations promulgated to implement HIPAA and the Health Information Technology for Economic and Clinical Health Act (“HITECH”) also require that “business associates” (e.g., entities that provide services to health plans and providers, such as electronic claims clearinghouses, print and fulfillment vendors, consultants and those services we expect to provide on behalf of our Direct Contracting providers) acting for or on behalf of Covered Entities be contractually obligated to meet HIPAA standards. These regulations govern privacy and security of electronic health information; require federal data breach notification and reporting to the Office for Civil Rights (“OCR”) of the U.S. Department of Health and Human Services (“HHS”) and the Federal Trade Commission (“FTC”) and, in some cases, to the local media; and provide for financial penalties and, in certain cases, criminal penalties for individuals, including employees, for privacy violations. In addition, OCR performs compliance audits in order to proactively enforce the HIPAA privacy and security standards and, as a result, may conduct audits of health plans, providers and other parties to enforce HIPAA compliance. OCR has become an increasingly active regulator and has signaled its intention to continue this trend. OCR has the discretion to impose penalties without being required to attempt to resolve violations through informal means; further, OCR may require companies to enter into resolution agreements and corrective action plans which impose ongoing compliance requirements. OCR enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition to enforcement by OCR, state attorneys general are authorized to bring civil actions under either HIPAA or relevant state laws seeking either injunctions or damages in response to violations that threaten the privacy of state residents. As explained above, depending on the line of business, the Company acts or intends to act as both a covered entity and a business associate.

HIPAA does not preempt state laws that provide more stringent privacy protection than that provided for under HIPAA; as such, we may be subject to additional state privacy laws in the states in which we operate. Additionally, states have adopted regulations to implement provisions of the Financial Modernization Act of 1999 (also known as the Gramm-Leach-Bliley Act (“GLBA”)) which generally require insurers to provide customers with notice regarding how their non-public personal health and financial information is used and the opportunity to “opt out” of certain disclosures before the insurer shares such information with a non-affiliated third party. The GLBA regulations apply to health, life and disability insurance. Like HIPAA, GLBA sets a “floor” standard, allowing states to adopt more stringent requirements governing privacy protection.

Federal and state consumer protection laws are being applied increasingly by the FTC and states’ attorneys general to regulate the collection, use, storage and disclosure of personal or health information, through websites or otherwise, and to regulate the presentation of website content. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security and access. Consumer protection laws require us to publish statements to our members that describe how we handle personal information and choices members may have about the way we handle personal information. If such information that we publish is considered untrue, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and other consequences. The Cybersecurity Information Sharing Act of 2015 (“CISA”) encourages organizations to share cyber threat indicators with the federal government and directs HHS to develop a set of voluntary cybersecurity best practices for organizations in the healthcare industry.

In addition, states have begun to enact more comprehensive privacy laws and regulations addressing consumer rights relating to data protection, transparency and cybersecurity. Violations of federal and state privacy and security laws and other contractual requirements may result in significant liability and expense, damage to our reputation and the termination of relationships with our customers.

Fraud and abuse laws

As an institution that contracts with the federal government, we are subject to federal laws and regulations relating to the award, administration and performance of U.S. government contracts, including laws aimed at preventing fraud, waste and abuse. Fraud, waste and abuse prohibitions encompass a wide range of activities, including kickbacks or other inducements for referral of members or for the coverage of products by a plan, billing for unnecessary medical services by a healthcare provider, improper marketing and beneficiary inducements, and violations of patient privacy rights. Companies involved in federal and state healthcare programs such as Medicare are required to maintain compliance programs designed to detect and deter fraud, waste and abuse, and are often the subject of fraud, waste and abuse investigations and audits. The regulations and contractual requirements applicable to us and other participants in these programs are complex and subject to change. Although our compliance program is designed to meet all statutory and regulatory requirements, our policies and procedures are frequently under review and subject to updates, and our training and education programs continue to evolve.

The federal Anti-Kickback Statute and related regulations have been interpreted to prohibit the knowing and willful payment, solicitation, offering or receipt of any form of remuneration (including kickbacks, bribes and rebates) in return for the referral of federal healthcare program patients or any item or service that is reimbursed, in whole or in part, by any federal healthcare program. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In some of our markets, states have adopted similar anti-kickback provisions, which apply regardless of the source of reimbursement. We have attempted to structure our relationships with providers and other entities to ensure compliance with the Anti-Kickback Statute and relevant safe harbors. It is, however, possible that regulatory authorities may challenge our approach to provider contracting and incentives, or other operations, and there can be no assurance that authorities will determine that our arrangements do not violate the federal Anti-Kickback Statute. Penalties for violations of the federal Anti-Kickback Statute include criminal penalties and civil sanctions, including fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs.

We are subject to federal and state laws and regulations that apply to the submission of information and claims to various government agencies. For example, the False Claims Act (“FCA”), provides, in part, that the federal government may bring a lawsuit against any person or entity who the government believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. There also is FCA liability for knowingly or improperly avoiding repayment of an overpayment received from the government and/or failing to promptly report and return any such overpayment. The federal government, whistleblowers and some courts have taken the position that claims presented in violation of other statutes, for example, where a claim includes items or services resulting from a violation of the federal Anti-Kickback Statute, may be considered a violation of the FCA. Violations of the FCA are punishable by treble damages and civil monetary penalties of up to a specified dollar amount per false claim. In addition, a special provision under the FCA allows a private person (for example, a “whistleblower,” such as a disgruntled current or former competitor, member, or employee) to bring an action under the FCA on behalf of the government alleging that a company has defrauded the federal government and permits the private person to share in any settlement of, or judgment entered in, the lawsuit. A number of states, including states in which we operate, have adopted their own false claims acts and whistleblower provisions that are similar to the FCA. Companies in the healthcare and related benefits industry, including ours, frequently are subject to actions brought under the FCA or similar state laws.

Additional federal regulations

Additionally, we may be subject to general consumer protection laws and regulations applicable to direct-to-consumer activities such as on-line communications including, but not limited to, the FTC’s Telemarketing Sales Rules and the Telephone Consumer Protection Act, which gives the FTC, Federal Communications Commission (“FCC”), and state attorneys general the ability to regulate, and bring enforcement actions relating to, telemarketing practices and certain automated outbound contacts such as phone calls, texts or emails. Under certain circumstances, these laws may provide consumers with a private right of action. Violations of these laws could result in substantial statutory penalties and other sanctions.

We are also regularly assessing the medical device status of certain health information technology products and/or solutions and clinical decision support tools, which may, at any time, require compliance with U.S. Food and Drug Administration (“FDA”) requirements.

State laws and regulation

Healthcare regulation.

Our plans are regulated in, and must be licensed by, the jurisdictions in which they conduct business. The nature and extent of state regulation varies by jurisdiction, and state insurance regulators generally have broad administrative power with respect to all aspects of the insurance business. The majority of states in which we operate plans require periodic financial reports to be filed with the National Association of Insurance Commissioners (“NAIC”), while New Jersey, the state of domicile of our regulated insurance entity, requires reports to be filed directly with the New Jersey Department of Banking and Insurance (“NJDOBI”). The establishment of minimum capital or restricted cash reserve requirements is determined on a state-by-state basis. The NAIC has adopted model regulations that, where adopted by states, require expanded governance practices and risk and solvency assessment reporting. Most states have adopted these or similar measures to expand the scope of regulations relating to corporate governance and internal control activities of HMOs and insurance companies. We are required to maintain a risk management framework and file a confidential self-assessment report with state insurance regulators. We are also required to file a variety of reports stipulated by each state in which we are licensed. These reports can be financial or informational in nature. As of December 31, 2020, our PPO plans were licensed in 45 states and the District of Columbia and were not licensed in Michigan, New Hampshire, New York, North Carolina and Vermont. Our HMO is licensed in New Jersey and Texas. The most comprehensive reporting is required by the state of domicile of our regulated insurance entity which, for both the HMO and PPO, is New Jersey.

Because we operate through a holding-company structure, we are regulated under state insurance holding company regulations and are dependent upon dividends and administrative expense reimbursements from our subsidiaries. Most state insurance holding company laws and regulations require prior regulatory approval of acquisitions and material transfers of assets to affiliates, including transactions between the regulated companies and their parent holding companies or affiliates. These laws may restrict the ability of our regulated subsidiaries to pay dividends to our holding companies, and the amount of such dividends, or to obtain sufficient capital to fund our obligations.

Some of our business activity is subject to other healthcare-related regulations and requirements, including PPO, Managed Care Organization (“MCO”), utilization review (“UR”), pharmacy service, or care provider-related regulations and licensure requirements. These requirements differ from state to state and may contain network, contracting, product and rate, licensing and financial and reporting requirements. There are laws and regulations that set specific standards for delivery of services, appeals, grievances and payment of claims, adequacy of healthcare professional networks, fraud prevention, protection of consumer health information, pricing and underwriting practices and covered benefits and services.

Changes of control.

Before a person can acquire control of a U.S. domestic insurer, prior written approval, or exemption therefrom, must be obtained from the insurance commissioner of the state where the insurer is domiciled, or the acquiror must make a disclaimer of control filing with the insurance department of such state, which filing must be accepted by such insurance department. Prior to granting approval of an application to acquire control of a domestic insurer, the domiciliary state insurance commissioner will consider a number of factors, including the financial strength of the proposed acquiror, the acquiror’s plans for the future operations of the domestic insurer, and any anti-competitive results that may arise from the consummation of the acquisition of control.

Generally, state insurance statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds the power to vote, or holds proxies representing, ten percent or more of the outstanding voting securities of the domestic insurer. This statutory presumption of control may be rebutted by a showing that control does not exist in fact. The state regulators, however, may also find that “control” exists in circumstances in which a person owns or controls less than ten percent of the voting securities of the domestic insurer.

As our regulated insurance entity is domiciled in New Jersey, the insurance laws and regulations of New Jersey would be applicable to any proposed acquisition of control of Clover. Under New Jersey law, generally no person may acquire control of any insurer, whether by purchase of its securities or otherwise, unless it gives prior notice to the insurer and receives prior approval, or exemption therefrom, from the NJDOBI. These regulations pertaining to an acquisition of control of an insurance company may discourage potential acquisition proposals and may delay, deter, or prevent a change of control of us, including through transactions that some or all of our stockholders might consider to be desirable. Such regulations may also inhibit our ability to acquire an insurance company should we wish to do so in the future.

Corporate practice of medicine and fee-splitting laws.

Certain of our subsidiaries function as direct medical service providers and, as such, are subject to additional laws and regulations. Some states have corporate practice of medicine laws that prohibit specific types of entities from practicing medicine or employing physicians to practice medicine. Moreover, some states prohibit certain entities from engaging in fee-splitting practices that involve sharing in the fees or revenues of a professional practice. These prohibitions may be statutory or regulatory, or may be imposed through judicial or regulatory interpretation, and are subject to change.

Additionally, our healthcare providers must be licensed to practice medicine in the state in which they are located. In addition, they must be in good standing with the applicable medical board, board of nursing or other applicable entity. Furthermore, they cannot be excluded from participation in certain government programs at either the state or federal levels, such as Medicare and Medicaid.

International Regulation

We have significant operations, including certain outsourced operations and software research and development in other countries, such as Hong Kong, the Philippines, Colombia, India and Eastern Europe, and are subject to regulation in the jurisdictions in which those operations are organized or conduct business. These regulatory regimes vary from jurisdiction to jurisdiction. In addition, our non-U.S. operations are subject to U.S. laws that regulate the conduct and activities of U.S.-based businesses operating abroad, such as export control laws and the Foreign Corrupt Practices Act (the “FCPA”), the latter of which prohibits offering, promising, providing or authorizing others to give anything of value to a foreign government official to obtain or retain business or otherwise secure a business advantage.

Additional Information

Our website address is www.cloverhealth.com. We use the investor relations page of our website for purposes of compliance with Regulation FD and as a routine channel for distribution of important information, including news releases, analyst presentations, financial information and corporate governance practices. Our filings with the SEC are posted on our website and available free of charge as soon as reasonably practical after they are electronically filed with, or furnished to, the SEC. The SEC’s website, www.sec.gov, contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference in this Annual Report on Form 10-K unless expressly noted. Further, the Company’s references to website URLs are intended to be inactive textual references only.

Channels for Disclosure of Information

Investors and others should note that we routinely announce material information to investors and the marketplace using filings with the SEC, press releases, public conference calls, presentations, webcasts and our investor relations website. We also intend to use certain social media channels as a means of disclosing information about the Company and our products to our customers, investors and the public (e.g., @Clover_Health and #CloverHealth on Twitter). The information posted on social media channels is not incorporated by reference in this report or in any other report or document we file with the SEC. While not all of the information that we post to our investor relations website or to social media accounts is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media, and others interested in our company to review the information that we share at the “Investors” link located at the bottom of our webpage at https://investors.cloverhealth.com/investor-relations and to sign up for and regularly follow our social media accounts. Users may automatically receive email alerts and other information about our company when enrolling an email address by visiting “Email Alerts” in the “Investor Resources” section of our website at https://investors.cloverhealth.com/investor-relations.

Item 1A. Risk Factors.

In the course of conducting our business operations, we are exposed to a variety of risks. Any of the risk factors we describe below have affected or could materially adversely affect our business, financial condition and results of operations. The market price of shares of our common stock could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occurs. Certain statements in “Risk Factors” are forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.”

Unless otherwise noted or the context otherwise requires, the disclosures in this Item 1A refer to Clover Health Investments, Corp. and its consolidated subsidiaries following the consummation of the Business Combination.

Risks Related to Our Business and Industry

Clover has incurred net losses in the past, we anticipate increased expenses in the future and we may not be able to achieve or maintain profitability.

Clover has incurred net losses of $(136.4) million and $(363.7) million for the years ended December 31, 2020 and 2019, respectively. Our accumulated deficit was approximately $(1,029.0) million and $(891.6) million as of December 31, 2020 and 2019, respectively. We expect our operating costs will increase substantially in the foreseeable future and that our losses will continue as we expect to invest significant additional funds towards growing our business and operating as a public company. In particular, we expect to continue to invest in improving the Clover Assistant and our technology infrastructure, developing our clinical care programs, increasing adoption of the Clover Assistant platform, expanding our marketing and outreach efforts, growing our provider networks, expanding our operations geographically, increasing headcount to support our growth, and developing future offerings that improve care for members and supplement our revenue streams. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. In addition, even if we are successful in increasing our membership and consequently increasing our total revenues from premiums earned, we may not successfully and effectively predict, price and manage the medical costs of our members. As a result, our expenses from net medical claims incurred could exceed any increase in total revenues.

Furthermore, even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. To date, we have financed our operations principally from the sale of our equity securities, revenue from our premiums, and the incurrence of indebtedness. Clover’s cash flow from operations was negative for the years ended December 31, 2020 and 2019, and we may not generate positive cash flow from operations in any given period. If we are not able to achieve or maintain profitability or positive cash flow, we will require additional financing, which may not be available on favorable terms or at all or which could be dilutive to our stockholders. If we are unable to successfully address these risks and challenges as we encounter them, our business may be harmed, which could negatively affect the value of our common stock.

We have relatively limited experience with the Clover Assistant, and initial results may not be indicative of future performance.

Since launching the Clover Assistant in 2018, we have continued to develop its features and capabilities, adapt our go-to-market strategy and adjust its integration with our MA plans and third-party systems. As a result we may not fully understand the impact of the Clover Assistant on our business and long-term prospects. While the MCR for returning members with a PCP who used the Clover Assistant tends to be lower than the MCR for returning members with a PCP who did not use the Clover Assistant, our long-term success depends on maintaining and continuing to improve these effects over time in the markets we serve. There can be no assurance that these effects will improve or persist over time in our current markets or that we can replicate these results as we expand into new markets. We also cannot be certain about the extent to which these differences resulted from use of the Clover Assistant by physicians or by other factors. If we are unable to drive and maintain significant reductions in MCR for our members to support our business model and enable us to continue to offer our members attractive plans, it would have a material and adverse effect on our business, financial condition, and results of operation.

Our future performance depends in part on increasing the lifetime value of enrollments, which are realized over several years, and any failure to do so could negatively affect our future prospects and results of operations, including our ability to attain or increase profitability.

Our future performance is primarily dependent on our ability to utilize the Clover Assistant to drive down the lifetime cost of care for members and utilize our clinical care capabilities to improve the quality of care for our members. By doing so, we aim to drive per member per month (“PMPM”) medical expense savings and generate more accurate risk adjustment data over time. If we fail to achieve such decreases in cost of care, our business, results of operations and financial condition will be adversely affected. For additional information, see the section entitled “Risk Factors—If we fail to estimate, price for and manage medical expenses in an effective manner, the profitability of our Medicare Advantage plans could decline, which could materially and adversely affect our results of operations, financial position and cash flows.”

Furthermore, if we are unable to retain our members, our ability to realize the returns on our investments in the Clover Assistant platform could be negatively affected. The lifetime value of our enrollments could be impacted by a variety of factors, including penetration of the Clover Assistant, cost of care reductions from our clinical programs and the length of time the member remains enrolled in our plan. For example, since returning members tend to have lower MCR than do new members, rapid membership growth or other shifts in the mix of new members and returning members could adversely affect our MCR in the near-term and lead to greater losses. Similarly, any investment we make in early identification and treatment of disease and preventative treatment to reduce healthcare costs that would be incurred in the future might not be realized if those members choose not to enroll with us in future years. Likewise, because any conditions identified and treated in a given year do not impact risk scores until the following plan year, if our members do not re-enroll in subsequent enrollment periods, we would not be compensated for the additional treatment of conditions that we otherwise would have been entitled to the following year. Accordingly, if we are unable to retain our members and realize a significant lifetime value for our enrollments in line with our projections, we may not be able to generate sufficient revenues to offset our losses and expenses, which would adversely affect our business, financial condition and results of operations and our ability to attain or increase profitability.

If we fail to estimate, price for and manage medical expenses in an effective manner, the profitability of our Medicare Advantage plans could decline, which could materially and adversely affect our results of operations, financial position and cash flows.

Through our MA plans, we assume the risk of both the cost of medical services for our members, or medical expenses, and administrative costs for our members in return for monthly premiums, which we are paid by the CMS on a per member basis. The Patient Protection and Affordable Care Act (“ACA”) requires that we spend at least 85% of those premiums on healthcare services, covered benefits and quality improvement efforts, and we generally use at least 85% of our premium revenues to pay for these costs. As a result, our ability to enhance the profitability of our MA plans depends in significant part on our ability to predict, price and effectively manage medical costs, which are affected by utilization rates, the cost of service and the type of service rendered.

Two key factors in our ability to manage medical expenses are the adoption of and engagement with the Clover Assistant by the physicians who treat our patients and enrollment in our clinical care programs by our most at-risk members. By driving adoption of and engagement with the Clover Assistant by our members’ physicians, we seek to promote the provision of high-quality medical care driven by real-time, personalized and actionable insights to healthcare physicians at the point of care. Through the Clover Assistant we support effective care coordination and care management informed by data analytics, help members receive appropriate preventive care and promote proper utilization management. We also operate an in-home primary complex care program for our most chronically ill members, whose medical costs are disproportionately high compared to our other members, to further improve quality of life and healthcare for such members. If we fail to drive adoption of and engagement with the Clover Assistant by our members’ physicians or fail to accurately identify members at high risk for near-term hospitalization for our complex care management program, we could fail to drive significant reductions in MCR for our members, which would have a material and adverse effect on our business, financial condition, and results of operation.

Our premiums under MA plans are based on bids submitted to CMS in June the year before the contract year. Although we base our MA plan bids on our estimates of future medical costs over the fixed contract period, many factors may cause actual costs to exceed the costs estimated and reflected in premiums or bids. These factors may include medical cost inflation; increased use of services; increased cost of individual services; large-scale medical emergencies (such as the COVID-19 pandemic); the introduction of new or costly drugs, treatments and technology; new treatment guidelines; new mandated benefits (such as the expansion of essential benefits coverage) or other regulatory changes; and insured population characteristics. While we believe the Clover Assistant may enable us to make better predictions regarding future medical costs, there can be no assurances that better predictions will be made or that we would be able to realize the benefits of those predictions.

In addition, providers within our network who treat our members may decline to follow appropriate care recommendations and may not carry out effective care coordination and care management. While we deploy the Clover Assistant and promote its adoption by all physicians within our network in order to mitigate such risks, even in settings where adoption and use of the Clover Assistant is widespread, there can be no assurances that adherence to evidence-based protocols will be pervasive. Furthermore, members may decline to seek out appropriate preventive care, participate in our readmission and complex care programs, or follow their physician’s care and healthful living recommendations. We and the physicians, moreover, might not identify the appropriate members who can most benefit from our clinical care programs.

Medicare Advantage and Medicare Part D plans are also subject to risks associated with increased medical or pharmaceutical costs. It is uncertain whether payors, pharmacy providers, pharmacy benefit managers and others in the prescription drug industry will continue to utilize Average Wholesale Price, a benchmark used for pricing and reimbursement of prescription drugs for both government and private payers, as it has previously been calculated, or whether other pricing benchmarks will be adopted for establishing prices within the industry. Legislation may also lead to changes in the pricing for the Medicare Advantage program. While we believe we have adequately reviewed our assumptions and estimates regarding these complex and wide ranging programs under Medicare Advantage and Medicare Part D, including those related to collectability of receivables and establishment of liabilities, actual results may be materially different from our assumptions and estimates and could have a material adverse effect on our business, financial condition and results of operations.

CMS’s risk adjustment payment system makes our revenue and profitability difficult to predict and could result in material retroactive adjustments to our results of operations.

CMS has implemented a risk adjustment payment system for Medicare health plans to improve the accuracy of payments and establish appropriate compensation for Medicare plans that enroll and treat less healthy Medicare beneficiaries. CMS’s risk adjustment model bases a portion of the total CMS reimbursement payments on various clinical and demographic factors, including hospital inpatient diagnoses, diagnosis data from hospital outpatient facilities and physician visits, gender, age, and Medicaid eligibility. CMS requires that all managed care companies capture, collect, and report the necessary diagnosis code information to CMS, which information is subject to review and audit for accuracy by CMS. Although we have an auditing and monitoring process in place to collect and provide accurate risk adjustment data to CMS for these purposes, that program may not be sufficient to ensure accuracy, and additional investment and testing will be required to enhance and expand it. The program is in its early stages of development and lacks sufficient resources and capabilities to adequately identify and mitigate risk in this area. Therefore, there is a possibility that our risk adjustment data collection efforts and data submitted to CMS might have been or will be inadequate. If the risk adjustment data incorrectly overstates the health risk of our members, we might be required to return to CMS overpayments and/or be subject to penalties or sanctions, or if the data incorrectly understates the health risk of our members, we might be underpaid for the care that we must provide to our members, any of which could harm our reputation and have a negative impact on our results of operations and financial condition. CMS may also change the way that they measure risk, and the impact on any such changes on our business is uncertain.

CMS establishes premium payments to MA plans based on the plans’ approved bids at the beginning of the calendar year. Based on the members’ known demographic and risk information, CMS then adjusts premium levels on two separate occasions during the year on a retroactive basis to take into account additional member risk data. The first such adjustment updates the risk scores for the current year based on prior years’ dates of service. The second such adjustment is a final retroactive risk premium settlement for the prior year. We account for estimates of such adjustments on a monthly basis. In addition, from time to time, CMS makes changes to the way it calculates risk adjustment payments, which may impact our revenues. For example, CMS is phasing-in the process of calculating risk scores using diagnosis data from the Risk Adjustment Processing System (“RAPS”) to diagnosis data from the Encounter Data System (“EDS”). The RAPS process requires MA plans to apply a filter based on CMS guidelines and only submit diagnoses that satisfy those guidelines. For submissions through EDS, CMS requires MA plans to submit all the encounter data, and CMS will apply the risk adjustment filtering to determine the risk scores. For the 2020 payment year, 50% of the risk score was calculated from claims data submitted through EDS, and CMS has gradually increased that percentage such that 75% of the risk score will be calculated from claims data submitted through the EDS in 2021. The transition from RAPS to EDS could result in different risk scores from each dataset as a result of plan processing issues, CMS processing issues, or filtering differences between RAPS and EDS, and any reduction in risk adjustments for our members could have a material adverse effect on our results of operations, financial position, or cash flows.

As a result of the COVID-19 pandemic, risk adjustment scores may also fall as a result of reduced data collection, decreased patient visits or delayed medical care and limitations on payments for certain telehealth services. As a result of the variability of factors affecting plan risk scores that determine such estimations, the actual amount of CMS’s retroactive payment could be materially more or less than our estimates. Consequently, our estimate of our plans’ aggregate member risk scores for any period, and our accrual of premiums related thereto, may result in favorable or unfavorable adjustments to our Medicare premium revenue, which may affect our profitability.

We are subject to risks associated with the COVID-19 pandemic, which could have a material adverse effect on our business, results of operations, financial condition and financial performance.

We are susceptible to the adverse effects associated with the COVID-19 pandemic, which is having a major impact on health systems, businesses, governments and member activities. The severity, magnitude and duration of the COVID-19 pandemic is uncertain and rapidly changing. The extent to which the COVID-19 pandemic may impact our business, results of operations and financial condition remains uncertain. Furthermore, because MA plan operators are compensated pursuant to the CMS risk adjustment payment system, the full impact of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial condition until future periods.

We continue to mobilize the full strength of our resources to deliver support for our members and provider partners and deliver innovative solutions and support for the communities we serve. For example, in response to the COVID-19 pandemic, we made a number of changes to our prior authorization and utilization management processes, launched new programs to support members in receiving continued access to care while sheltering in place, and supported increase use of telemedicine by expanding reimbursement related to telemedicine and building a telemedicine version of the Clover Assistant. However, there can be no assurances that our efforts will be successful or that any of our solutions will be adopted by our physician users.

The impact of the COVID-19 pandemic on our business is primarily dependent upon the ultimate pacing, intensity in our markets and duration of the crisis, which are factors we cannot predict at this time. These factors will drive the related treatment, testing, coverage and other services we provide our members. To date, the healthcare system has experienced deferrals of elective care during the pandemic, which have decreased utilization of healthcare services. The ultimate consequences of delaying medical care are uncertain, but they may result in additional medical complications, increased medical costs in future periods and/or a reduction in benchmarks that future bids will be assessed against. In particular, a significant portion of our strategy is based on the notion that we can reduce our members’ medical costs by utilizing the Clover Assistant to encourage physicians to engage with our members to help prevent a deterioration of their health. As a result, when the crisis associated with the COVID-19 pandemic abates, we may experience a significant increase in medical care costs if a significant portion of our members have experienced a deterioration in health, if our members seek care that was deferred during the pandemic or if our members with chronic conditions require additional care resulting from missed treatments. There can be no assurance that these increased costs were appropriately taken into account when we set the prices for our premiums or that the premiums we receive from the U.S. government and fees we charge will be sufficient to cover the medical and administrative costs that we could ultimately incur. The decreased utilization of Medicare fee for service (“Medicare FFS”) healthcare services during the COVID-19 pandemic may also lead to a reduction in the benchmarks that future CMS bids will be assessed against. If we experience increased medical costs in future periods as a result of the delay in medical care during the COVID-19 pandemic, and those costs are set against reduced benchmarks, our revenue and operating results would be materially adversely impacted. Additionally, if the COVID-19 pandemic results in a decrease in the number of primary care or general wellness visits, adoption of the Clover Assistant by physicians and other providers may be impeded, and our ability to iterate and improve the accuracy of Clover Assistant may be affected.

Governments have modified, and may continue to modify, regulatory standards around various aspects of healthcare in response to the COVID-19 pandemic, and these rapidly changing standards may create challenges for us to ensure timely compliance and meet various contractual obligations. Also, insofar as governments do not modify regulatory standards in light of the COVID-19 pandemic, the changing circumstances may undercut our ability to meet regulatory performance standards and carry out effective and efficient business operations. For example, the precipitous decline in physician office visits, and the concomitant rise of telehealth visits, including audio-only visits, may impair risk adjustment data collection efforts that CMS takes into account for purposes of determining risk adjustment revenue. Also, because members may elect not to leave home for physician visits or preventive care services and may experience heightened depression or other negative health consequences during the pandemic, our ability to address care gaps measured by the CMS Star Ratings programs may be limited. Because our membership is concentrated in areas that were especially hard hit by the pandemic in early 2020, and member fear and hesitation of leaving the home may linger long after the pandemic subsides, our performance on CMS Star Ratings measures may be more negatively impacted than that of other MA plans.

The COVID-19 pandemic may also significantly curtail the ability of our clinical program physicians and providers to care for our most seriously ill members through our in-home primary care program, complex care program, and hospital readmissions prevention program. Although we have made great strides in treating patients during this time through telemedicine, there are some conditions that cannot adequately be addressed remotely. Also some members may be unwilling to participate or continue to participate in telehealth visits. It is unclear how long it will be considered “unsafe” to treat people in their homes, and there may be recurring instances of such periods. Even when public health experts deem it safe to return to treat members in their homes, our providers may be unwilling to treat our members in their homes, or members might be unwilling to accept care in their homes. Our providers themselves might also become infected with COVID-19, or they may leave their positions with us because they do not want to treat people in their homes. Because our most chronically ill members are responsible for a significantly disproportionately high share of our medical expenses, our potential inability or difficulty of providing targeted services to this population can undercut our ability to manage our overall medical expenses.

We have transitioned a significant number of our team members to at-home work environments in an effort to mitigate the spread of COVID-19. This transition may decrease effectiveness, including our ability to maintain service levels and ratings, and exacerbate certain risks to our business, including demand for information technology resources, increased vulnerabilities to cybersecurity attacks, and increased risk of unauthorized dissemination of sensitive personal information or proprietary or confidential information about us or our members. The COVID-19 pandemic and any resulting economic downturn may cause us to need less office space than we are contractually committed to leasing and prevent us from finding subtenants for such unused office space. Additional disruptive impacts of the COVID-19 pandemic on our workforce include business closures in impacted areas, further restrictions on our employees’ and service providers’ ability to travel, impacts to productivity if our employees or their family members experience health issues, and potential delays in hiring and onboarding of new employees. We may take further actions that alter our business operations as may be required by local, state, or federal authorities or that we determine are in the best interests of our employees or members. Such measures could negatively affect our sales and marketing efforts, sales cycles, employee productivity, or member retention, any of which could harm our financial condition and business operations.

Disruptions in public and private infrastructure, including supply chains providing medical supplies, could also adversely disrupt our business operations. For example, our ability to fully resume our in-home care visits will depend on our ability to source the appropriate personal protective equipment for our providers and employees. Additionally, the enactment of emergency powers by governments could disrupt our business operations, including further restricting our members’ ability to receive care, our providers’ ability to operate, or our ability to access necessary supplies.

The COVID-19 pandemic has also adversely impacted global access to capital and caused significant volatility in financial markets. Significant deterioration of the U.S. and global economies could have a significant adverse impact on our investment income, the value of our investments, or future liquidity needs.

If adoption and use of the Clover Assistant is lower than we expect, our growth may slow or stall, or we may experience a decline in membership, and our operating results could be adversely affected.

An important part of our growth strategy depends on our ability to increase adoption and use of the Clover Assistant, including by physicians who also use EHR systems. We have directed, and intend to continue to direct, a significant portion of our financial and operating resources to develop the Clover Assistant platform and expand its usage. Although we have experienced rapid adoption and high engagement by our network physicians in recent periods, there can be no assurance that the rate of adoption will continue to grow at the same pace or at all, or that rates of engagement will be maintained or increase. A number of factors could potentially negatively affect adoption of the Clover Assistant and physician engagement, including but not limited to:

•	difficulties convincing physicians of the value, benefits and usefulness of the Clover Assistant; particularly in markets where we have fewer members;

•	our failure to integrate with EHR systems;

•	our failure to attract, effectively train and retain effective sales and marketing personnel;

•	our failure to develop or expand relationships with strategic partners;

•	our failure to capitalize on co-branding opportunities;

•	delays in implementation of CMS interoperability requirements;

•	difficulties in scheduling meetings with physicians, and providing demonstrations and trainings related to the Clover Assistant;

•

our failure to compete effectively against alternative products or services, including overcoming perceptions that existing systems, including EHR systems, are similar and adequate, or that Clover Assistant will increase administrative burdens;

•	technical or other problems impacting availability or reliability of the platform, including limited broadband access in certain rural areas;

•	difficulties for members in accessing their physicians and a corresponding decrease in the number of primary care visits;

•	privacy and communication, safety, security or other concerns;

•	adverse changes in our platform that are mandated by, or that we elect to make to address, legislation, regulatory authorities or litigation;

•	poor user experiences; and

•	the attractiveness of our brand or reputation.

In addition, if we are unable to enroll a sufficient number of patients of a particular physician or provider group in our MA plans, we may have difficulty motivating such physician or provider group to utilize the Clover Assistant, which is not available for use with non-Clover members. Furthermore, if we are unable to address the needs of physicians using the Clover Assistant, if physicians are dissatisfied with the Clover Assistant, or if new alternative solutions effectively compete with us, physicians may decline to use the Clover Assistant.

If the Clover Assistant is not adopted as quickly as we anticipate in the markets in which we operate, we may be unable to collect and provide valuable actionable data to physicians treating our members in such markets, which could prevent us from driving significant reductions in MCR for our members in such markets and curtail our ability to offer competitively priced MA Plans in such markets. Any such events could result in higher medical expenses and reduced cash flows. As a result, if we are unsuccessful in our efforts to drive adoption of the Clover Assistant, our business, results of operations and financial condition could be harmed.

Our ability to attract new users and retain existing users of the Clover Assistant also depends in large part on our ability to continually enhance and improve its features, integrations, and capabilities to continue to provide a useful tool for physicians. Accordingly, we must continue investing resources in improving and enhancing the Clover Assistant. For example, in response to the COVID-19 pandemic, we incorporated changes related to telemedicine into the Clover Assistant. Among other things, these changes allow for integrated video usage within the Clover Assistant platform, allowing the provider to perform the telehealth visit while viewing the same actionable information all in one seamless platform. The success of any enhancement to the Clover Assistant will depend on several factors, including timely completion and delivery, adequate quality testing, integration with existing technologies, adequate training of and messaging to providers, and overall market acceptance. Any new features, integrations, and capabilities that we develop may not be introduced in a timely or cost-effective manner, may contain errors, failures, vulnerabilities, or bugs, or may not achieve market acceptance. Furthermore, we may be delayed in our plans to offer certain new features, integrations, and capabilities during the COVID-19 pandemic, particularly if our teams are unable to effectively interact with providers and their offices to provide training and appropriate support for new offerings, or our teams are required to further pivot to focus on our pandemic response, or our remote working strategies fail to maintain or increase productivity, or if there are delays in the hiring and onboarding of new employees, or if regulatory compliance issues arise.

If we are unable to succeed in expanding our member base, our future growth would be limited and our business, financial condition and results of operations would be harmed.

We derive substantially all of our total revenues from premiums earned, which is primarily driven by the number of members under our MA plans. As a result, the size of our member base is critical to our success, and we are continually executing several growth initiatives, strategies and operating plans designed to increase the size of our member base, including the expansion of our Medicare Advantage offering in both additional markets across the United States and in markets we currently serve. We may not be able to successfully complete these growth initiatives, strategies, and operating plans and realize all of the expected potential benefits, including achieving cost savings, better plan economics and more affordable healthcare. In addition, even if we are successful in achieving this growth, doing so may be more costly than we anticipate, and if we are not able to manage our costs, our results could be materially adversely affected. For additional information, see the section entitled “Risk Factors—If we fail to estimate, price for, and manage our medical expenses in an effective manner, the profitability of our Medicare Advantage plans could decline, which could materially and adversely affect our results of operations, financial position and cash flows.”

To date, we have primarily been focused on offering our MA plans in nine counties within New Jersey, where our membership expanded from 30,681 as of January 1, 2018, to 58,056 as of December 31, 2020, and we have concentrated on two metropolitan areas. While we intend to continue to grow our membership by increasing our share in existing service areas and entering into new service areas, we may not be able to successfully achieve this growth for a number of reasons. Our ability to attract and retain members may be impacted by several factors, including, without limitation:

•	lack of brand recognition;

•	difficulties developing strategic co-marketing relationships;

•	general lack of shopping for plans by MA eligible beneficiaries;

•

shifting consumer preferences, including a preference by members to enroll with an MA plan sponsored by the insurer of the commercial plan in which they enrolled before they became eligible for Medicare, a preference by members to enroll in various special needs MA plans, which we do not offer;

•	a failure to effectively compete and offer low cost and high value plans;

•	difficulties establishing an attractive network in new markets;

•	regulatory changes affecting the overall pool of MA eligible beneficiaries; and

•	difficulties growing our provider networks and contracting with providers and medical facilities on competitive terms.

In addition, in some instances, Original Medicare or other insurers’ MA plans may be more attractive to a consumer than our MA plans. For example, though a substantial majority of our members are on open-network plans that enable them to visit any doctor participating in Medicare who will see them, our HMO plans have restrictions on the network of doctors that HMO members can see, and other providers participating in Medicare may choose to see no MA members or only MA members participating in specific plans. It is also possible that Original Medicare or other insurers’ MA plans may offer better physician networks in particular markets or better benefits, in which case those plans may be more attractive to a consumer than our MA plans. When the time to choose an MA plan comes, Medicare-eligible consumers may also choose to stay with the same insurer that was offered by their employer instead of transitioning to our insurance plan. In those instances, consumers may opt not to purchase a MA plan from us.

The growth in our membership is highly dependent upon our success in attracting new members during the Medicare annual enrollment period and open enrollment period. If our ability or the ability of our partners to market and sell our MA plans is constrained during an enrollment period for any reason, such as technology failures, reduced allocation of resources, any inability on the part of our partners to timely employ, license, train, certify and retain employees and contractors and their agents to sell plans, interruptions in the operation of our website or systems, disruptions caused by other external factors, such as the COVID-19 pandemic, or issues with government-run health insurance exchanges, we could acquire fewer new members than expected or suffer a reduction in the number of our existing members, and our business, operating results and financial condition could be harmed.

Other factors that could limit our membership growth include, among others, potential non-compliance with CMS requirements and other laws and regulations, which could result in sanctions against us that prevent us from, among other actions, marketing or enrolling in existing markets or entering new markets; delays in the anticipated timing of activities related to such growth initiatives, strategies, and operating plans; increased difficulty and cost in implementing these efforts, including difficulties in complying with existing as well as new regulatory requirements; and the incurrence of other unexpected costs associated with operating the business.

In addition, our decisions concerning the allocation of management and financial resources toward efforts to grow our membership in certain markets may not lead to the membership growth we expect, or any membership growth. Similarly, our potential decisions to delay entering or terminate our services in any market may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or potential for membership growth in any specific market, our business, financial condition and results of operations could be materially adversely affected. As a result, we may fail to capitalize on viable commercial opportunities or be required to forgo or delay pursuit of opportunities that may later prove to have greater commercial potential than those we choose to pursue.

As a result, we cannot assure you that we will be able to increase our number of members or the extent to which we will be able to achieve membership growth.

Our membership remains concentrated in certain geographic areas and populations, which exposes us to unfavorable changes in local benefit costs, reimbursement rates, competition and economic conditions.

Our membership remains concentrated in certain geographic areas in the United States and in certain populations, many of whom are low-income and minority and most of whom are elderly. As of December 31, 2020, approximately 96% of our members, most of whom were in two metropolitan areas, were residents of New Jersey. Unfavorable changes in healthcare or other benefit costs or reimbursement rates or increased competition in New Jersey or any other geographic area where our membership becomes concentrated in the future could therefore have a disproportionately adverse effect on our operating results. Additionally, the geographic concentration and low-income status of a significant portion of our membership may make them more vulnerable to events such as the COVID-19 pandemic. In particular, a disproportionate number of our members may be affected by the COVID-19 pandemic, access to care may be more difficult, and proposed responses, including telehealth, may not be accessible.

Our new markets, particularly rural markets, may not be as profitable to serve as our existing markets.

While we have plans to grow our membership geographically and across demographics, there is no guarantee that we will be successful in doing so. In addition, as a result of our mission to make great healthcare available to everyone, we seek to provide high-value and affordable MA plans in every market in which we operate and do not exclude MA-eligible beneficiaries that may be higher risk for requiring increased medical costs. As of March 2021, approximately 30% of our members were low income and approximately 56% of our members who self-reported their ethnicity were members of a minority group. Given that there are significant health disparities in the United States based on minority and socioeconomic status, and that our low-income and minority members tend to have more chronic illnesses, our strategy could result in our healthcare costs exceeding those of comparable MA plans who seek to curate their membership. While we believe that with the Clover Assistant we can reduce costs of all of our members and drive increasingly better unit economics at scale, there can be no assurances that we will succeed in doing so. We intend to expand into an increasing percentage of counties that CMS classifies as rural. Due to the rural nature of these markets, including the dispersion of healthcare resources in these areas, we may have difficulty providing the same level and types of clinical care as we provide in our other markets. If the medical expenses of members in such counties are higher than we anticipate, or if the rates of Clover Assistant adoption in such counties are lower than we anticipate, we may not be able to serve such counties with economic results as favorable as we expect in non-rural counties that we currently predominately serve. If the clinical care we can provide in these rural markets is limited, we may not be able to achieve the same cost savings in these markets as we have previously achieved in our existing markets. As a result, if we are unable to profitably grow and diversify our membership geographically, our revenue and operating results may be disproportionately affected by adverse changes affecting our members.

Our operating results may be adversely affected if we are unable to grow our provider networks or contract with providers, medical facilities and other entities on competitive terms.

Our success requires that we successfully maintain and grow our provider networks and contract with providers and medical facilities in new markets in order to meet CMS requirements relating to network adequacy. In addition, in order to retain our members and attract additional membership, our provider networks, including the those physicians participating in Medicare and willing to see our patients but who we have not contracted with, must be not only adequate, but attractive, providing Medicare-eligible beneficiaries access to the providers and facilities that they want. We also provide prescription drug benefits and contract with pharmacy benefit management service suppliers to manage pharmacy benefits for our members. There can be no assurance that we will be able to contract with new providers, facilities and other entities in our current markets or new markets in which we enter or renew any contracts we maintain with existing providers or facilities on favorable terms, if at all. If we are unable to enter into new contracts or maintain contracts with providers or facilities in certain markets, we may be unable to meet network adequacy requirements, which would prevent us from serving such markets and could have a material adverse effect on our business, financial condition and results of operations.

In addition, certain markets in the United States are dominated by a few providers or facilities, have a limited number of providers in a particular specialty or have a limited number of facilities, which may make it particularly difficult for us to enter into such markets and compete effectively. This may be especially true if those providers, specialists, or facilities are unwilling to contract with us, demand higher payments or take other actions that could result in higher medical care costs for us, less desirable plans and products for members and providers, a decline in our growth rate or difficulty in meeting regulatory or accreditation requirements. Our ability to develop and maintain satisfactory relationships with providers and facilities may also be negatively impacted by factors not associated with us, such as changes in Medicare programs and other pressures on healthcare providers, including consolidation activity among hospitals, physician groups, and other healthcare providers. Such organizations or provider groups may compete directly with us, which could adversely affect our growth. The failure to maintain or to secure new cost-effective provider contracts may make it more difficult to increase adoption of the Clover Assistant by physicians as well as lead to higher costs, healthcare provider network disruptions and less attractive options for our members, any of which could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to effectively manage our growth, which could have a material adverse effect on our business, financial condition and results of operation.

If we are unable to manage our growth effectively, we may incur unexpected expenses, which could materially adversely affect our business, financial condition and results of operations. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our IT and security infrastructure and financial and accounting systems and controls, which will place additional demands on our resources and operations. We must also attract, train and retain, or contract with third parties to provide a significant number of qualified software engineers, IT engineers, data scientists, medical personnel, insurance operations personnel, sales and marketing personnel, management personnel and professional services personnel, and the availability of such personnel, in particular software engineers, may be constrained. This will require us to invest in and commit significant financial, operational, and management resources to grow and change in these areas which may disrupt our operations and performance and adversely affect our business, financial condition, and results of operation.

We operate in a competitive industry, and if we are not able to compete effectively, our business, financial condition, and results of operations will be harmed.

The markets for MA plans and related products are highly competitive. We compete in certain segments within the healthcare market, including MA plans as well as other healthcare technology platforms, and intend to enter into other markets, such as new payment models offered by CMS, including the Direct Contracting program. Competition in our market involves rapidly changing technologies, evolving regulatory requirements and industry expectations, new product offerings and constantly evolving member and physician preferences and user requirements. We currently face competition from a range of companies, including other incumbent MA providers and health insurance companies, many of whom are developing their own technology or partnering with third-party technology providers to drive improvements in care. Our competitors generally include large, national insurers, such as United Health, Aetna, Humana, Cigna and Centene, that provide MA plans, as well as regional-based companies or health plans that provide MA plans, including Blue Cross Blue Shield affiliates, hospital systems and provider-based organizations. We also face competition from Original Medicare. In addition, as we enter into new markets, we may compete with regional start-up companies that offer MA plans. Also, as we develop other products and enter new lines of business, and other companies do the same, we may compete with providers of healthcare technology platforms, EHR providers, telehealth providers, healthcare data analytics providers and accountable care organizations (“ACOs”). Furthermore, ACOs and practice management companies, which aggregate physician practices for administrative efficiency and marketing leverage, and other organizational structures that physicians, hospitals and other healthcare providers choose may change the way in which providers interact with us and may change the competitive landscape. If we are unable to continue to grow and enhance our product and service offerings to our physician users and members, develop and deliver innovative and potentially disruptive products and services to satisfy evolving market demands, or develop and recruit qualified physicians and other provider specialists, we may not remain competitive, and we risk inability to maintain or increase our membership, lack of adoption of our products and services by members and physician users, and loss of current market share to existing competitors and disruptive new market entrants.

Any one of these competitive pressures in our market, or our failure to compete effectively, may result in fewer plans being offered; a reduction in plan benefits; reduced services; a loss of existing members or inability to grow membership; fewer physician users; reduced revenues; lower gross margins; and loss of market share. Any failure to meet and address these factors would harm our business, results of operations and financial condition.

We compete with larger companies that may have stronger brands, and consolidation among competitors would increase competition.

Some of our competitors may have greater name recognition, longer operating histories, stronger and more extensive physician networks and other partner relationships, significantly greater financial, technical, marketing, and other resources, lower labor and development costs, greater access to healthcare data and larger member bases than we do. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns, and adopt more aggressive pricing or payment policies that could allow them to build larger member bases or physician networks than we have. Our competitors may also provide more desirable products or services or take better care of their members.

Further, the healthcare industry in the United States has experienced a substantial amount of consolidation, resulting in a decrease in the number of insurance carriers, providers and payors. For example, in January 2020, Centene Corporation acquired Wellcare Health Plans, Inc., which resulted in the significant expansion of Centene’s Medicare footprint. Continued consolidation among providers reduces the number of potential contracting providers in certain geographies, which could lead to reduced leverage in our contract negotiations with those parties, which would limit our ability to expand adoption of the Clover Assistant. If we are unable to contract with a provider in a market that has experienced significant consolidation, we may face challenges to establishing or maintaining network adequacy and attractiveness in those markets. Additionally, new competitors may arise as consolidation may create providers that, in and of themselves, meet network adequacy requirements for a market and, as a result, start their own MA plans in that market. In addition, our current or potential competitors may be acquired by third parties with greater available resources, as seen in the 2018 acquisition of Aetna by CVS Health. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements and may have the ability to initiate or withstand substantial price competition. Our future growth and success depend on our ability to successfully compete with other companies providing similar services and technological offerings. New competitors or alliances may emerge that have greater market share, a larger member base, a stronger and larger physician network, more widely adopted proprietary technologies, greater ability to care for their members, greater marketing expertise, or greater financial resources and larger sales forces than we have, which could put us at a competitive disadvantage. Considering these factors, even if our MA plans and technology platform are more effective than those of our competitors, current or potential members may purchase competitive plans in lieu of purchasing our health plans, or physicians may adopt competing technology platforms in lieu of the Clover Assistant. Any such events could adversely affect our business, financial condition and results of operations.

Our failure to estimate incurred but not reported claims accurately would affect our results of operations.

Due to the time lag between when medical services are actually rendered by our providers and when we receive, process and pay a claim for those medical services, our medical care costs include estimates of our incurred but not reported (“IBNR”) claims. We estimate our medical expense liabilities using actuarial methods based on historical data adjusted for claims receipt and payment patterns, cost trends, product mix, seasonality, utilization of healthcare services, changes in membership, provider billing practices, benefit changes, known outbreaks of disease, including COVID-19, or increased incidence of illness such as influenza, the incidence of high dollar or catastrophic claims and other relevant factors. Actual conditions, however, could differ from those we assume in our estimation process. We continually review and update our estimation methods and the resulting accruals and make adjustments, as necessary, to medical expense when the criteria used to determine IBNR change and when actual claim costs are ultimately determined. As a result of the uncertainties associated with the factors used in these assumptions, the actual amount of medical expense that we incur may be materially more or less than the amount of IBNR originally estimated. If our estimates of IBNR are inadequate in the future, our reported results of operations would be negatively impacted. Further, our inability to estimate IBNR accurately may also affect our ability to take timely corrective actions, further exacerbating the extent of any adverse effect on our results.

Financial accounting for the Medicare Part D benefits requires difficult estimates and assumptions, and if they prove to be incorrect, our results of operations could be adversely affected.

With respect to our CMS contracts which cover members’ prescription drugs under Medicare Part D, these contracts contain provisions for risk sharing and certain payments for prescription drug costs for which we are not at risk. These provisions affect our ultimate payments from CMS. The premiums from CMS are subject to certain payment adjustments determined by comparing costs targeted in our annual bids to actual prescription drug costs, reflected by the actual costs that would have been incurred under the standard coverage as defined by CMS. Variances exceeding certain thresholds may result in CMS making additional payments to us or require us to refund to CMS a portion of the premiums we received (known as a “risk corridor”). We estimate and recognize an adjustment to premium revenue related to this risk corridor payment settlement based upon pharmacy claims experience. The estimate of the settlement associated with these risk corridor provisions is subject to uncertainty, as it requires us to consider factors for which we lack complete data at the time of estimation.

Reinsurance and low-income cost subsidies represent payments from CMS in connection with the Medicare Part D program for which we assume no risk. Reinsurance subsidies represent payments for CMS’s portion of claims costs which exceed the member’s out-of-pocket threshold, or the catastrophic coverage level. Low-income cost subsidies represent payments from CMS for all or a portion of the deductible, the coinsurance and co-payment amounts above the out-of-pocket threshold for low-income beneficiaries. Monthly prospective payments from CMS for reinsurance and low-income cost subsidies are based on assumptions submitted with our annual bid. A reconciliation and settlement of CMS’s prospective subsidies against actual prescription drug costs we paid is made after the end of the applicable year.

Settlement of the reinsurance and low-income cost subsidies as well as the risk corridor payment is based on a reconciliation made approximately nine months after the close of each calendar year. This reconciliation process requires us to submit claims data necessary for CMS to administer the program. Our claims data may not pass CMS’s claims edit processes due to various reasons, including discrepancies in eligibility or classification of low-income members. To the extent our data does not pass CMS’s claim edit processes, we may bear the risk for all or a portion of the claim which otherwise may have been subject to the risk corridor provision or forgo payments we would have otherwise received as a low-income subsidy or reinsurance claim. In addition, in the event the settlement represents an amount CMS owes us, there is a negative impact on our cash flows and financial condition as a result of financing CMS’s share of the risk. The opposite is true in the event the settlement represents an amount we owe CMS.

If we are unable to expand our sales and marketing infrastructure or if we fail to overcome challenges relating to marketing of our MA plans, we may fail to enroll sufficient members to meet our forecasts.

We derive substantially all of our total revenues from MA premiums, and we expect that they will continue to account for a substantial portion of our total revenues for the foreseeable future. As a result, our financial condition and results of operations are and will continue to be highly dependent on the ability of our sales force to adequately promote and market our MA plans to enroll new members and retain our existing members. If our sales and marketing representatives fail to achieve their objectives, member enrollment could decrease or may not increase at levels that are in line with our forecasts.

We plan to continue to expand our sales and marketing infrastructure to drive member enrollment through third-party partnerships, including marketing relationships with insurance brokers and field marketing organizations, strategic partners in certain geographical markets, and co-branding arrangements with doctors and other provider institutions to increase our local market penetration. If we are not successful at converting the opportunities presented by new distribution channels and access to local markets, we may not be able to grow our membership or our plans as quickly as we need to, or at all. For example, if insurance brokers and field marketing organizations choose not to market and sell our plans, our business and results of operations would be adversely affected. In addition to the financial impact of having fewer members than we anticipated, if we do not grow our membership, we could find it difficult to retain or increase our contracted providers at favorable rates, which could jeopardize both our ability to provide plans in our current markets or expand into new markets and also our ability to do so in a cost-efficient manner. Additionally, we could be limited in the amount of data that we are able to acquire to further iterate on and refine the Clover Assistant. This, in turn, could compromise our ability to deliver on our goals of using the Clover Assistant to decrease costs and improve care.

As we increase our sales and marketing efforts, we will need to further expand the reach of our sales and marketing networks. Our future success will depend in significant part on our ability to continue to hire, train, retain, and motivate skilled sales and marketing representatives with significant industry-specific knowledge in various areas, as well as the competitive landscape for our solutions. Recently hired sales and marketing representatives require training and take time to achieve full productivity. If we fail to train recent hires adequately, or if we experience high turnover in our sales force in the future, we cannot be certain that new hires will become as productive as may be necessary to maintain or increase our sales. In addition, the expansion of our sales and marketing personnel will continue to place significant burdens on our management team. Moreover, we rely significantly on outside vendors with respect to our sales and marketing efforts. Any disruption on the business operations of these vendors, or our ability to effectively oversee and work with them, may negatively affect our ability to effectively market our MA plans.

In addition to the challenges to expand our sales and marketing efforts, we face significant challenges generally in our marketing efforts. We market or may market our MA plans through a number of channels including, but not limited to, direct mail, marketing materials in providers’ offices, and tele-sales. Any disruption to any of these methods of communication may compromise our ability to effectively market our MA plans. Further, due to regulations governing when and how we are allowed to market our plans, we have a limited time frame annually to plan and execute on our marketing plans, and if we encounter issues with execution during this time frame, we have an even more limited window to address those issues before we are forced to wait for the next annual marketing window. Failure to execute on our marketing plans in the limited window allowed by Medicare regulations could negatively affect our annual member enrollment, and our business, financial condition and results of operations could be adversely affected. In addition, as one of the newest entrants in the Medicare Advantage business, we face certain disadvantages in free marketing channels provided by the federal government. For example, the Medicare Plan Finder, which provides Medicare-eligible beneficiaries a place to compare plans according to specific characteristics, currently sorts plans with similar characteristics in part based on their plan identification number. As a newer plan, our number is higher and accordingly, Medicare-eligible beneficiaries using this tool may have to click through many pages before they are ever made aware of our plan offering. While we are engaging with CMS in an effort to change its sorting logic, incumbents in the MA business have increased visibility in this marketing channel and in similar marketing channels, which could reduce our take rate and negatively affect our business, results of operations, and financial condition. If we are unable to expand our sales and marketing capabilities, we may not be able to effectively commercialize our existing or planned solutions, which could result in reduced member enrollment and the failure of our enrollment rate to increase in line with our forecasts.

If we fail to develop widespread brand recognition or are unable to maintain or enhance our reputation, our business, financial condition and results of operations will be harmed.

We believe that developing widespread brand recognition and maintaining and enhancing our reputation is critical to our relationships with existing providers and members, and to our ability to attract new providers and members to our platform and plans. The promotion of our brand may require us to make substantial investments and we anticipate that, as our market becomes increasingly competitive, these marketing initiatives may become increasingly difficult and expensive. Brand promotion and marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur, and our results of operations could be harmed. In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of our providers or members, could harm our reputation and brand and make it substantially more difficult for us to attract new providers or members. If we do not successfully develop widespread brand recognition and maintain and enhance our reputation, our business may not grow, and we could lose our relationships with providers or members, which would harm our business, financial condition and results of operations.

If we do not continue to innovate and provide services that are useful to our members and physicians, we may not remain competitive, and our business, financial condition and results of operations could suffer.

The market for healthcare in the United States is in the early stages of structural change and is rapidly evolving toward a more value-based care model. Our success depends on our ability to keep pace with technological developments, satisfy increasingly sophisticated member and physician user requirements, and sustain and grow market acceptance. Our future financial performance will depend in part on our growth in this market and on our ability to adapt to emerging market demands, including adapting to the ways our members access and use our MA plans and clinical care programs and the ways our providers use and engage with the Clover Assistant. Our competitors may develop products and services that may appeal more to our members and/or providers. As a result, we must continue to invest significant resources in research and development in order to enhance our existing platform and introduce new high-quality products and features that our members and physicians will want, while offering our MA plans at competitive prices. In particular, achieving and maintaining broad market acceptance of our MA plans and our products, including the Clover Assistant, could be negatively affected by many factors, including:

•	changes in member and physician needs and preferences;

•	lack of evidence supporting the ease-of-use, cost savings or other perceived benefits of our MA plans;

•	lack of evidence supporting the ease-of-use, costs savings or other perceived benefits of our platform over competitive products and technology platforms; and

•	perceived risks associated with the use of our platform, similar products or technologies generally.

In addition, our platform may be perceived by our network physicians, potential and current, to be more complicated or less effective than traditional approaches, and they may be unwilling to change their current workflows or healthcare practices. Healthcare providers are often slow to change their medical treatment practices for a variety of reasons, including perceived liability risks arising from the use of new products and services. Accordingly, healthcare providers may not utilize the Clover Assistant until there is enough evidence to convince them to alter their current approach or until the number of the Clover Assistant members that they see expands to a point where they feel it is necessary to do so. Any of these factors could adversely affect the demand for and market utilization of our solutions and our growth, which would have a material adverse effect on our business, financial condition and results of operations.

If we fail to offer high-quality customer support, our business, results of operations and reputation could suffer.

Our business is dependent upon providing high-quality customer support and service to both our members and providers. In particular, our ability to attract and retain membership is dependent upon providing cost effective, quality customer service operations, such as call center operations and claim processing, that meet or exceed our members’ expectations. We depend on third parties for certain of our customer service operations. If we or our vendors fail to provide service that meets our members’ expectations, we may have difficulty retaining or growing our membership, which could adversely affect our business, financial condition and results of operations.

While we have designed the Clover Assistant to be easy to adopt and use, once providers begin using it, they rely on our support services to resolve any related issues. High-quality user education and customer experience have been key to the adoption of the Clover Assistant. We expect the importance of high-quality customer experience to increase as we expand our business and pursue new provider users. Any failure to maintain high-quality customer experience, or a market perception that we do not maintain high-quality customer experience, could harm our reputation, our ability to grow the number of users and increase user engagement of our platform, and our business, results of operations, and financial condition. Additionally, as the number of providers using the Clover Assistant grows, we will need to hire additional support personnel to provide efficient product support at scale. If we are unable to provide such support, our business, results of operations, financial condition, and reputation could be harmed.

Real or perceived errors, failures, vulnerabilities, or bugs in the Clover Assistant would harm our business, results of operations, and financial condition.

The software technology underlying and integrating with the Clover Assistant is inherently complex and may contain material defects or errors. Errors, failures, vulnerabilities, or bugs have in the past, and may in the future, occur in the Clover Assistant, especially when updates are deployed or new features, integrations, or capabilities are rolled out. For example, if the telemedicine feature or the real time suggestions provided through the Clover Assistant were to fail, our systems could experience data loss and/or providers may become frustrated with the Clover Assistant, which in turn may affect retention and adoption of the Clover Assistant by providers. Additionally, if a bug was discovered in the Clover Assistant that made the Clover Assistant vulnerable to malicious attacks or exposed our member data to third parties, providers may cease to trust and use the platform. Among other things, this would affect our ability to collect data. Any such errors, failures, vulnerabilities, or bugs may not be found until after new features, integrations, or capabilities have been released.

Furthermore, we will need to ensure that our platform can scale to meet the evolving needs of users, particularly as we expand our business and provider user base. Real or perceived errors, failures, vulnerabilities, or bugs in our platform could result in an interruption in the availability of our platform, negative publicity, unfavorable user experience, loss or leaking of personal data and data of organizations, loss of or delay in market acceptance of our platform, loss of competitive position, regulatory fines, or claims by organizations for losses sustained by them, all of which would harm our business, results of operations, and financial condition.

If we fail to manage our technical operations infrastructure, or experience service outages, interruptions, or delays in the deployment of our platform, our results of operations may be harmed.

We may experience system slowdowns and interruptions from time to time. In addition, continued growth in our member and provider base could place additional demands on our Clover Assistant platform and our technical operations infrastructure and could cause or exacerbate slowdowns or interrupt the availability of our platform and operations. If there is a substantial increase in the volume of usage on our platform or internal tools we use to operate our business, we will be required to further expand and upgrade our technology and infrastructure. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of our platform and internal tools or expand and upgrade our systems and infrastructure to accommodate such increases on a timely basis. In such cases, if our users are not able to access our platform or encounter slowdowns when doing so, we may lose users. In order to remain competitive, we must continue to enhance and improve the responsiveness, functionality, and features of our platform. Our disaster recovery plan may not be sufficient to address all aspects or any unanticipated consequence or incidents, and our insurance may not be sufficient to compensate us for the losses that could occur.

Our business, results of operations and financial condition may fluctuate on a quarterly and annual basis, which may result in a decline in our stock price if such fluctuations result in a failure to meet any projections that we may provide or the expectations of securities analysts or investors.

Our operating results have in the past and could in the future vary significantly from quarter-to-quarter and year-to-year and may fail to match our past performance, our projections or the expectations of securities analysts because of a variety of factors, many of which are outside of our control. As a result, we may not be able to accurately forecast our operating results and growth rate. Any of these events could cause the market price of our common stock to fluctuate. Factors that may contribute to the variability of our operating results include:

•	the timing of the enrollment periods and related sales and marketing expenses;

•	the timing of risk adjustments;

•	the addition or loss of large hospital and healthcare systems in our provider network, including due to acquisitions or consolidations of such systems;

•	the timing of recognition of revenue, including possible delays in the recognition of revenue;

•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;

•	our ability to effectively manage the size and composition of our in-house clinician program relative to the level of demand for services from our members;

•

the timing and success of introductions of new products and services by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, hospital and healthcare systems or strategic partners;

•	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies;

•	the timing and/or delays in rolling out technology or platform updates;

•	technical difficulties or interruptions in the Clover Assistant;

•	our ability to increase provider adoption of the Clover Assistant;

•	our ability to attract new members;

•	breaches of information security or privacy, and any applicable fines or penalties;

•	our ability to hire and retain qualified personnel, including for our in-house clinician program;

•	changes in the structure of healthcare provider and payment systems;

•

changes in the legislative or regulatory environment, including with respect to healthcare, privacy, or data protection, or enforcement by government regulators, including fines, orders, sanctions, or consent decrees;

•	the cost and potential outcomes of ongoing or future regulatory audits, investigations, or litigation;

•

travel restrictions, shelter-in-place orders and other social distancing measures implemented to combat any health emergency or pandemic (including the COVID-19 pandemic), and their impact on economic, industry and market conditions, patient visits and our ability to conduct business;

•

political, economic and social instability, including terrorist activities and health epidemics (including the COVID-19 pandemic), and any disruption these events may cause to any of our offices, to the healthcare system, or to the global economy;

•	changes in our and our competitors’ pricing policies; and

•	changes in business or macroeconomic conditions.

The impact of one or more of the foregoing and other factors may cause our operating results to vary significantly. As such, we believe that quarter-to-quarter and year-to-year comparisons of our operating results may not be meaningful and should not be relied upon as an indication of our future performance.

Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

Our market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. Even if the market in which we compete meets our size estimates and forecasted growth, our business could fail to grow for a variety of reasons outside our control, including competition in our industry. The principal assumptions relating to our market opportunity include the growth of the Medicare eligible population as well as the growth and stability of risk-adjusted payments paid by CMS, among other things. Our market opportunity is also based on the assumption that our existing and future offerings will be more attractive to our members and potential members than competing MA plans. If these assumptions prove inaccurate, our business, financial condition, and results of operations could be adversely affected.

We may become subject to medical liability claims, which could cause us to incur significant expenses, may require us to pay significant damages if not covered by insurance, and could adversely affect our business, financial condition and results of operations.

We and our affiliated professional entities may be subject to professional liability claims and, if these claims are successful, substantial damage awards. With respect to our in-home care, the direct provision of healthcare services by certain of our subsidiaries involves risks arising from medical malpractice claims arising out of the delivery of healthcare and related services. Although we maintain insurance covering medical malpractice claims in amounts that we believe are appropriate in light of the risks attendant to our business, we cannot predict the outcomes of medical malpractice cases or the effect that any claims of this nature, regardless of their ultimate outcome, could have on our business or reputation or on our ability to attract and retain members.

Any claims made against us that are not fully covered by insurance could be costly to defend against, result in substantial damage awards against us and divert the attention of our management and our providers from our operations, which could have a material adverse effect on our business, financial condition and results of operations. In addition, any claims may adversely affect our reputation. Additionally, multiple claims against us could render it difficult or costly to obtain insurance for our affiliated professional entities, which could negatively impact our ability to staff our clinical programs and other operations.

Our international operations pose certain risks to our business that may be different from risks associated with our domestic operations.

We have significant operations, including certain outsourced operations, in other countries, including in Hong Kong, the Philippines, Colombia, and India, and we may in the future expand our operations to other countries. Substantially all of our software research and development is performed internationally, by internal resources and a variety of offshore vendors in locations such as Hong Kong, Eastern Europe, and India. While these arrangements may lower operating costs, it also subjects us to the uncertain political climates and potential disruptions in international trade, including export control laws, including deemed export restrictions applicable to software and any amendments to those laws, as well as potentially increased data security and privacy risks and local economic and labor conditions. If we are unable to utilize our full software development team, this may result in decreased ability to innovate and maintain the Clover Assistant and carry out health plan data operations, which may in turn lead to adverse effects on our business, financial conditions and results of operations. Additionally, we outsource certain of our call center operations to the Philippines and Colombia and outsource our claims processing and coding to a company in India. Oversight aimed at ensuring adherence to applicable quality and compliance standards may be more difficult with vendor companies located outside of the United States and may both make it more difficult for us to achieve our operational objectives and expose us to additional liability. Countries outside of the United States may be subject to relatively higher degrees of political and social instability and may lack the infrastructure to withstand political unrest or natural disasters. The occurrence of natural disasters, pandemics, such as the COVID-19 pandemic, or political or economic instability in these countries could interfere with work performed by these labor sources or could result in our having to replace or reduce these labor sources. Our vendors in other countries could potentially shut down suddenly for any reason, including financial problems or personnel issues. Such disruptions could decrease efficiency, increase our costs and have an adverse effect on our business or results of operations.

The practice of utilizing labor based in foreign countries has come under increased scrutiny in the United States. Governmental authorities, including CMS, could seek to impose financial costs or restrictions on foreign companies providing services to customers or companies in the United States. Governmental authorities may attempt to prohibit or otherwise discourage us from sourcing services from offshore labor. In addition, carriers may require us to use labor based in the United States for regulatory or other reasons. To the extent that we are required to use labor based in the United States, we may face increased costs as a result of higher-priced United States-based labor.

Compliance with applicable U.S. and foreign laws and regulations, such as import and export requirements, anti-corruption laws, tax laws, foreign exchange controls and data privacy and data localization requirements, labor laws and anti-competition regulations, increases the costs of doing business in foreign jurisdictions. Although we have implemented policies and procedures designed to comply with these laws and regulations, a violation by our employees, contractors or agents could nevertheless occur. In some cases, compliance with the laws and regulations of one country could violate the laws and regulations of another country. Violations of these laws and regulations could materially adversely affect our brand, growth efforts and business.

Furthermore, weakness of the U.S. dollar in relation to the currencies used in these foreign countries may also reduce the savings achievable through this strategy and could have an adverse effect on our business, financial condition and results of operations.

Our failure to successfully manage our international operations and the associated risks effectively could limit the future growth of our business.

If we are successful in expanding our plan membership across the United States, we may incur increased expenses and risks related to compliance with state licensure requirements, which could impact our business and operating results.

State regulators require us to maintain a valid license in each state in which we transact health insurance business, maintain minimum amounts of capital and surplus, and further require that we adhere to sales, documentation and administration practices specific to that state. We must maintain our health insurance licenses to continue marketing our plans and might have to secure additional licenses if we expand in markets where we do not yet have licenses. In addition, each employee who participates in the sale of health insurance on our behalf must maintain a valid license in one or more states. If we are to do business in in a number of jurisdictions or expand our plan offerings, compliance with health insurance-related laws, rules, and regulations may be difficult and may impose significant costs on our business. Each jurisdiction’s insurance department typically has the power, among other things, to:

•	grant and revoke licenses to transact insurance business;

•	monitor compliance with minimum capital and surplus requirements;

•	conduct inquiries into the insurance-related activities and conduct of agents and agencies;

•	require and regulate disclosure in connection with the sale and solicitation of health insurance;

•	authorize how, by which personnel and under what circumstances insurance premiums can be quoted and published and an insurance policy can be sold;

•	approve which entities can be paid commissions from carriers and the circumstances under which they may be paid;

•	regulate the content of insurance-related advertisements, including web pages, and other marketing practices;

•	approve policy forms, require specific benefits and benefit levels and regulate premium rates;

•	impose fines and other penalties; and

•	impose continuing education requirements.

In addition, we must ensure that our agents have received all licenses, appointments and certifications required by state authorities in order to transact business. If the relevant state authorities experience shutdowns or continued business disruptions due to the COVID-19 pandemic, we may be unable to secure these required licenses, appointments and certifications for our agents in a timely manner, or at all.

Due to the complexity, periodic modification and differing interpretations of state insurance laws and regulations, we may not have always been, and we may not always be, in compliance with such laws and regulations. New state insurance laws, regulations and guidelines also may not be compatible with the sale of health insurance over the Internet or with various aspects of our platform or manner of marketing or selling health insurance plans. The applicability of state insurance laws to new healthcare payment models can be especially unclear and subject to differing interpretations. Failure to comply with insurance laws, regulations and guidelines or other laws and regulations applicable to our business could result in significant liability, additional department of insurance licensing requirements, required modification of our advertising and business practices, the revocation of our licenses in a particular jurisdiction, termination of our relationship with carriers, loss of commissions and/or our inability to sell health insurance plans, which could significantly increase our operating expenses, result in the loss of carrier relationships and our commission revenue and otherwise harm our business, operating results and financial condition. Moreover, an adverse regulatory action in one jurisdiction could result in penalties and adversely affect our license status, business or reputation in other jurisdictions due to the requirement that adverse regulatory actions in one jurisdiction be reported to other jurisdictions. Even if the allegations in any regulatory or other action against us are proven false, any surrounding negative publicity could harm consumer, marketing partner or carrier confidence in us, which could significantly damage our brand.

In addition to licensing requirements related to insurance laws, professional employees of our subsidiaries that provide in-home care must maintain a valid license in the state in which they practice. If our professional employees fail to maintain their required licenses or comply with state licensing laws related to the practice of medicine or provision of other healthcare services, it could disrupt the provision of in-home care services and/or result in negative publicity and loss of confidence in our services, which could damage our brand, and our business, results of operations, and financial condition could be negatively impacted.

We rely on third-party providers for computing infrastructure, network connectivity, and other technology-related services needed to deliver our platform and products. Any disruption in the services provided by such third-party providers could adversely affect our business and subject us to liability.

We rely on cloud service providers, such as Amazon Web Services and Google Cloud, to provide the cloud computing infrastructure that we use to host our platform, products, and many of the internal tools we use to operate our business. While we control and have access to our servers, we do not control the operation of the facilities where the servers are located. While we have a long-term commitment with these cloud service providers, and our platform, products, and internal tools use computing, storage capabilities, bandwidth, and other services provided by these cloud services providers, the services providers have no obligation to renew their agreements with us on commercially reasonable terms, or at all, upon the expiration of such commitment. Any significant disruption of, limitation of our access to, or other interference with our use of these cloud service providers could negatively impact our operations and could materially harm our business. In addition, any transition of the cloud services currently provided by these cloud service providers to another cloud services provider would require significant time and expense and could disrupt or degrade delivery of our platform. Our business relies on the availability of our platform and products for our members and physician users, and we may lose members and physician users if they are not able to access our platform or encounter difficulties in doing so. The level of service provided by cloud service providers could affect the availability or speed of our platform, which may also impact the usage of, and our provider users’ satisfaction with, our platform and could materially harm our business and reputation. If cloud service providers increase pricing terms, terminate or seek to terminate our contractual relationship, or if we are unable to renew an agreement on commercially reasonable terms, establish more favorable relationships with our competitors, or change or interpret their terms of service or policies in a manner that is unfavorable with respect to us, we may be required to transfer our servers and other infrastructure to a different service provider, and our business, results of operations, and financial condition could be harmed, which may incur significant costs and possible services interruptions. Additionally, if our cloud service providers are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. For example, a rapid expansion of our business could cause the service levels provided by our cloud service providers to fail or experience delays. Any changes or disruptions in our cloud service providers’ service levels could adversely affect our reputation or result in lengthy interruptions in our services and negatively affect our business.

Our failure to protect our sites, networks, and systems against security breaches, or otherwise to protect our confidential or health information or the confidential or health information of our members, providers, or other third parties, would damage our reputation and brand, and substantially harm our business and results of operations.

Breaches of our security measures or those of our third-party service providers or other cyber security incidents could result in unauthorized access to our sites, networks, systems, and accounts; unauthorized access to, and misappropriation of, individuals’ personal identifying information, personal health information, or other confidential or proprietary information of ourselves, our members, or other third parties; viruses, worms, spyware, or other malware being served from our platform, networks, or systems; deletion or modification of content or the display of unauthorized content on our platform; the loss of access to critical data or systems through ransomware, destructive attacks or other means; and business delays, service or system disruptions or denials of service. If any of these breaches of security should occur, we cannot guarantee that recovery protocols and backup systems will be sufficient to prevent data loss. The losses related to such breaches might include interruption, disruption, or malfunction of operations; costs relating to breach remediation, deployment of additional personnel and protection technologies, and response to governmental investigations and media inquiries and coverage; engagement of third-party experts and consultants; and litigation, regulatory action, and other potential liabilities. Our reputation and brand could be damaged, our business may suffer, and we could be required to expend significant capital and other resources to alleviate problems caused by such breaches. Actual or anticipated security breaches or attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Additionally, there is an increased risk that we may experience cybersecurity-related events such as COVID-19-themed phishing attacks and other security challenges as a result of most of our employees and our service providers working remotely from non-corporate-managed networks during the ongoing COVID-19 pandemic and potentially beyond.

Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data protection, data security, network and information systems security, and other laws, and cause significant legal and financial exposure, adverse publicity, and a loss of confidence in our security measures, which could have a material adverse effect on our business, results of operations, and financial condition. We devote significant resources to protect against security breaches, and we may need to devote significantly more resources in the future to address problems caused by breaches, including notifying affected subscribers and responding to any resulting litigation, which in turn, diverts resources from the growth and expansion of our business.

Our growth depends in part on the success of our strategic relationships with third parties.

In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties to perform certain operational functions and services, to support and use our Clover Assistant and technology platforms, and to support our general services and administration functions. These third parties include, for example, insurance brokers, our information technology system providers, data submission providers, coders, quality metrics auditors, pharmacy benefit management (“PBM”) services suppliers, enrollment administration providers, and customer service, provider support line, call center and claim and billing service providers. We also rely on integrations with EHR providers and clinical software developers. If their services become unavailable, our operations and business strategies could be significantly disrupted. For example, we have entered into agreements with our PBM services suppliers to provide us and certain of our members with certain PBM services, such as claims processing, mail pharmacy services, specialty pharmacy services, retail network pharmacy network services, participating pharmacy audit services, reporting, formulary services and coordination of benefits, and such agreements are typically entered into on a two-year exclusive basis. If our agreements with PBM services suppliers were to terminate for any reason or one of our PBM services supplier’s ability to perform their respective obligations under their agreements with us were impaired, we may not be able to find an alternative supplier in a timely manner or on acceptable financial terms. As a result, our costs may increase, we would not realize the anticipated benefits of our agreements for PBM services, and we may not be able to meet the full demands of our members, any of which could have a material adverse effect on our business, brand, reputation and results of operations. Furthermore, certain legislative authorities have in recent years discussed or proposed legislation that would restrict outsourcing. In addition, we may be held accountable for any failure of performance by our vendors. Significant failure by a third party to perform in accordance with the terms of our contracts or applicable law could subject us to fines or other sanctions or otherwise have a material adverse effect on our business and results of operations. A termination of our agreements with, or disruption in the performance of, one or more of these service providers could result in service disruption or unavailability, and harm our ability to continue to develop, maintain and improve the Clover Assistant. This could decrease the usefulness of the Clover Assistant and result in decreased adoption by network physicians and potentially higher medical costs for our members, increased or duplicative costs, an inability to meet our obligations to our members or require us to seek alternative service providers on less favorable contract terms, any of which can adversely affect our business, brand, reputation or operating results. Additionally, if our service partners and vendors do not utilize industry standards with respect to privacy and data requirements, or other applicable safeguards, we may be exposed to additional liability, the breach of our patient data, or loss of our ability to provide plans and services.

Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of our members and provider users, as our partners may no longer facilitate the enrollment of members into, or the effective and efficient operations of, our MA Plans or the adoption of the Clover Assistant by physicians. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our results of operations may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased revenue or an increase in the number of members or physician users of the Clover Assistant.

Because competition for qualified personnel is intense, we may not be able to attract and retain the highly skilled employees we need to execute our business strategies and growth plans.

To execute on our growth plan, we must attract and retain highly qualified personnel. The pool of qualified personnel with experience working in the healthcare market, and particularly MA, is limited. As we become a more mature company, we may find our recruiting efforts more challenging. The incentives to attract, retain, and motivate employees provided by our stock options and other equity awards, or by other compensation arrangements, may not be as effective as in the past. As such, we may not be successful in continuing to attract and retain qualified personnel. Our recruiting efforts may also be limited by laws and regulations, such as restrictive immigration laws, and restrictions on travel or availability of visas (including during the ongoing COVID-19 pandemic). If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

We depend on our senior management team and other key employees, and the loss of one or more of these employees or an inability to attract and retain qualified key personnel could adversely affect our business.

Our success depends largely upon the continued services and reputation of our senior management and other key personnel. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives and key employees, which could disrupt our business, and we can provide no assurance that any of our executives or key employees will continue their employment with us. Our senior management and key employees are “at-will” employees and therefore may terminate employment with us at any time with no advance notice. In addition, we currently do not have “key person” insurance on any of our employees. We also rely on our leadership team in the areas of research and development, marketing, services and general and administrative functions. The loss and replacement of one or more of our members of senior management or other key employees, including our co-founder and Chief Executive Officer, Vivek Garipalli, and our President and Chief Technology Officer, Andrew Toy, would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives. In addition, our positive reputation is in part derived from the business success and standing in the community of our senior management, in particular our Chief Executive Officer. As a result, any negative perception of our senior management by our current or prospective investors, members, or physicians, or any negative press stories about our senior management, may harm our reputation and damage our business prospects. Furthermore, volatility or lack of performance in our stock price may affect our ability to attract and retain replacements should key personnel depart. If we are not able to retain any of our key personnel, our business, results of operations and financial condition could be harmed.

Our management team has limited experience managing a public company.

Our management team has limited experience managing a publicly-traded company, interacting with public company investors and securities analysts, and complying with the increasingly complex laws pertaining to public companies. These new obligations and constituents require significant attention from our management team and could divert their attention away from the day-to-day management of our business, which could harm our business, results of operations, and financial condition.

We may engage in merger and acquisition activities, which would require significant management attention, disrupt our business, dilute stockholder value, and adversely affect our business, results of operations, and financial condition.

As part of our business strategy to expand usage of our platform, offer our plans in additional markets, extend the provision of in-home care services in those additional markets and grow our business in response to changing technologies, provider and member demand, and competitive pressures, we may in the future make investments or acquisitions in other companies, products, or technologies. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve the goals of such acquisition, and any acquisitions we complete could be viewed negatively by members or investors. We may encounter difficult or unforeseen expenditures in integrating an acquisition, particularly if we cannot retain the key personnel of the acquired company. In addition, if we fail to successfully integrate such acquisitions, or the assets, technologies, or personnel associated with such acquisitions, into our company, the business and results of operations of the combined company would be adversely affected.

Acquisitions may disrupt our ongoing operations, divert management from their primary responsibilities, subject us to additional liabilities, increase our expenses, subject us to increased regulatory requirements, cause adverse tax consequences or unfavorable accounting treatment, expose us to claims and disputes by stockholders and third parties, and adversely impact our business, financial condition, and results of operations. We may not successfully evaluate or utilize the acquired assets or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may pay cash for any such acquisition, which would limit other potential uses for our cash. If we incur debt to fund any such acquisition, such debt may subject us to material restrictions in our ability to conduct our business, result in increased fixed obligations, and subject us to covenants or other restrictions that would decrease our operational flexibility and impede our ability to manage our operations. If we issue a significant amount of equity securities in connection with future acquisitions, existing stockholders’ ownership would be diluted.

We may require additional capital to support business growth, and this capital might not be available on acceptable terms, or at all.

Historically, we have financed our operations and capital expenditures primarily through sales of our capital stock and debt securities that are convertible into our capital stock. In the future, we may raise additional capital through additional debt or equity financings to support our business growth, to respond to business opportunities, challenges, or unforeseen circumstances, or for other reasons. On an ongoing basis, we are evaluating sources of financing and may raise additional capital in the future. Our ability to obtain additional capital will depend on our development efforts, business plans, investor demand, operating performance, the condition of the capital markets, and other factors. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked, or debt securities, those securities may have rights, preferences, or privileges senior to the rights of existing stockholders, and existing stockholders may experience dilution. Further, if we are unable to obtain additional capital when required or are unable to obtain additional capital on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges, or unforeseen circumstances would be adversely affected.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and our key metrics require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes and amounts reported in our key metrics. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed further in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 (Summary of Significant Accounting Policies) to Financial Statements in this Annual Report on Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of our assets, liabilities and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to the amounts of IBNR claims, recoveries from third parties for coordination of benefits, and the final determination of medical cost adjustment pools. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

We are and may be subject to investigations and litigation, which could be costly and time-consuming to defend, and the outcomes of which cannot be predicted.

We are currently subject to various litigation as described in Part I, Item 3. “Legal Proceedings” of this report.

We are and may be subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by providers, facilities, consultants, and vendors in connection with commercial disputes, or employment claims made by our current or former employees. We also are and may be subject to regular and special governmental market conduct and other audits, investigations and reviews by, and we receive and may receive subpoenas and other requests for information from, various federal and state agencies, regulatory authorities, attorneys general, committees, subcommittees and members of the U.S. Congress and other state, federal and international governmental authorities. In the United States, federal and state governments have made investigating and prosecuting healthcare and other insurance fraud, waste, and abuse a priority. Fraud, waste, and abuse prohibitions encompass a wide range of activities, including kickbacks for referral of members, fraudulent coding practices, billing for unnecessary medical and/or other covered services, improper marketing and violations of patient privacy rights. The U.S. Department of Justice (“DOJ”) and the Department of Health and Human Services Office of Inspector General (the “OIG”), have recently increased their scrutiny of healthcare payers and providers, and Medicare Advantage insurers, under the federal False Claims Act (the “FCA”), in particular, and there have been a number of investigations, prosecutions, convictions and settlements in the healthcare industry. CMS and the OIG also periodically perform risk adjustment data validation (“RADV”), audits of selected MA health plans to validate the coding practices of and supporting documentation maintained by healthcare providers. Certain of our plans have been selected for such audits, which have in the past resulted and could in the future result in retrospective adjustments to payments made to our health plans, fines, corrective action plans or other adverse action by CMS.

We also may be subject to lawsuits (including qui tam or “whistleblower” actions) under the FCA and comparable state laws for submitting allegedly fraudulent or otherwise inappropriate claims for payments for services under the Medicare program. In recent years, government oversight and law enforcement agencies, as well as private party relators, have become increasingly active and aggressive in investigating and taking legal action against potential fraud and abuse. These lawsuits, which may be initiated by government authorities or the relator alone, can involve significant monetary exposure under the FCA, which provides for treble damages and significant mandatory minimum penalties for each false claim or statement. Healthcare plans and providers thus often seek to resolve these types of allegations through settlement for significant and material amounts, including in circumstances where they do not acknowledge or admit liability, to avoid the uncertainty of treble damages that may be awarded in litigation proceedings. Such settlements often contain additional compliance and reporting requirements as part of a consent decree or settlement agreement, including, for example, corporate integrity agreements.

There has been increased government scrutiny and litigation involving MA plans under the FCA related to diagnosis coding and risk adjustment practices. In some proceedings involving MA plans, there have been allegations that certain financial arrangements with providers violate other laws governing fraud and abuse, such as the Anti-Kickback Statute. We perform ongoing monitoring of our compliance with CMS risk adjustment requirements and applicable laws, which includes review of the Clover Assistant features that may be relevant to patient risk assessments and the submission of risk adjustment data to CMS. We also monitor our physician payment practices to ensure compliance with applicable laws, such as the Anti-Kickback Statute. While we believe that our risk adjustment data collection efforts and relationships with providers, including those related to the Clover Assistant, comply with applicable laws, we are and may be subject to audits, reviews and investigation of our practices and arrangements, and the federal government might conclude that they violate the FCA, the Anti-Kickback Statute and/or other federal and state laws governing fraud and abuse. For additional information, see the section entitled “Risk Factors—Our business activities are highly regulated, and new and proposed government regulation or legislative reforms could increase our cost of doing business and reduce our membership, profitability and liquidity.”

Litigation and audits, investigations or reviews by governmental authorities or relators may result in substantial costs and may divert management’s attention and resources, which may substantially harm our business, financial condition, and results of operations. Insurance may not cover such claims, may not provide sufficient payments to cover all of the costs to resolve one or more such claims and may not continue to be available on terms acceptable to us. Resolution of some of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if not covered by insurance, or if the fines, judgments, and settlements exceed insured levels, could adversely affect our results of operations and cash flows, thereby harming our business.

The regulations and contractual requirements applicable to us and other market participants are complex and subject to change, making it necessary for us to invest significant resources in complying with our regulatory and contractual requirements. Ongoing vigorous legal enforcement and the highly technical regulatory scheme mean that our compliance efforts in this area will continue to require significant resources, and we may not always be successful in ensuring appropriate compliance by our Company, employees, consultants, or vendors, for whose compliance or lack thereof we may be held responsible and liable for. Regular and special governmental audits, investigations and reviews could result in changes to our business practices, and also could result in significant or material premium refunds, fines, penalties, civil liabilities, criminal liabilities or other sanctions, including marketing and enrollment sanctions, suspension or exclusion from participation in government programs, and suspension or loss of licensure if we are determined to be in violation of applicable laws or regulations. Any of these audits, reviews, or investigations could have a material adverse effect on our financial position, results of operations or business, or could result in significant liabilities and negative publicity for our company.

Risks Related to Governmental Regulation

We derive substantially all of our total revenues from Medicare Advantage premiums and expect to continue to derive a substantial portion of our total revenues in the future from Medicare Advantage premiums, and changes or developments in Medicare or the health insurance system and laws and regulations governing the health insurance markets in the United States could materially adversely affect our business, operating results, financial condition and prospects.

Medicare Advantage premiums currently account for substantially all of our total revenues, and we expect that they will continue to account for a substantial portion of our total revenues in the future. As currently structured, the premium rates paid to Medicare health plans like ours are established by contract, although the rates differ depending on a combination of factors, including upper payment limits established by CMS, a member’s health profile and status, age, gender, county or region, benefit mix, member eligibility categories, and a member’s risk score. As a consequence, our profitability is dependent on government funding levels for Medicare programs. Funding for Medicare depends on many factors outside of our control, including general economic conditions and budgetary constraints at the federal or applicable state level. For example, CMS has in the past reduced or frozen Medicare Advantage benchmarks, and additional cuts to Medicare Advantage benchmarks are possible.

Reductions or less than expected increases in funding for Medicare programs could significantly reduce our revenues and profitability. In addition, the Medicare Part A Hospital Insurance Trust Fund is currently estimated to be exhausted in 2026. If an unexpected reduction in payments, inadequate government funding, significantly delayed payments for Medicare programs or similar events were to occur, our business, results of operations and financial condition could be adversely affected.

Our business also depends upon the public and private sector of the U.S. insurance system, which is subject to a changing regulatory environment. Accordingly, the future financial performance of our business will depend in part on our ability to adapt to regulatory developments, including changes in laws and regulations or changes to interpretations of such laws or regulations, especially laws and regulations governing Medicare. For example, in March 2010, the ACA became law. The ACA substantially changed the way healthcare is financed by both commercial and government payers and contains a number of provisions that impact our business and operations, including requiring MA plans to spend at least 85% of premium dollars on medical care, requiring CMS to apply coding intensity adjustments to Medicare payments, which generated an across-the-board reduction to MA risk scores, and expanding Medicaid eligibility to additional categories of individuals. Since its enactment, there have been several judicial and Congressional challenges to certain aspects of the ACA, as well as the act in its entirety, including in Texas v. California, which was argued before the U.S. Supreme Court on November 10, 2020, in which a group of state attorneys general argued that the ACA is unconstitutional in its entirety because the “individual mandate,” which had been upheld as a tax by the U.S. Supreme Court in 2012, was repealed by Congress in 2017 as part of the Tax Cuts and Jobs Act. We expect there may be additional challenges and amendments to the ACA in the future.

Additionally, ongoing health reform efforts and measures may expand the role of government-sponsored coverage, including single payer or so called “Medicare-for-All” proposals, which could have far-reaching implications for the insurance industry if enacted, and reductions in the minimum age for Medicare eligibility. Some proposals would seek to eliminate the private marketplace, whereas others would expand a government-sponsored option to a larger population. We are unable to predict the full impact of healthcare reform initiatives on our operations in light of the uncertainty of whether initiatives will be enacted and the uncertainty regarding the terms and timing of any provisions enacted and the impact of any of those provisions on various healthcare and insurance industry participants. In particular, the expansion of government-sponsored coverage through “Medicare-for-All” or the implementation of a single payer system may cause us to reevaluate the manner in which we commercialize our platform and products.

Changes in laws, regulations and guidelines governing health insurance may also be incompatible with various aspects of our business and require that we make significant modifications to our existing technology or practices, which may be costly and time-consuming to implement and could also harm our business, operating results and financial condition. Various aspects of healthcare reform could also cause us to discontinue certain health insurance plans or prohibit us from distributing certain health insurance plans in particular jurisdictions. Our business, operating results, financial condition and prospects may be materially and adversely affected if we are unable to adapt to developments in healthcare reform in the United States.

State corporate practice of medicine and fee-splitting laws govern at least some of our business operations, and violation of such laws could result in penalties and adversely affect our arrangements with contractors and our results of operations and financial condition.

In several states where we operate through our subsidiaries, we must comply with state corporate practice of medicine laws that prohibit a business corporation from practicing medicine, employing physicians to practice medicine, or exercising control over medical treatment decisions by physicians. In these states, typically only medical professionals or a professional corporation in which the shares are held by licensed physicians or other licensed medical professionals may provide medical care to patients. Health maintenance organizations are exempt from laws prohibiting the corporate practice of medicine in many states due to the integrated nature of the delivery system. Many states also have some form of fee-splitting law, prohibiting certain business arrangements that involve the splitting or sharing of medical professional fees earned by a physician or another medical professional for the delivery of healthcare services. Prohibitions on the practice of medicine, fee-splitting between physicians and referral sources may be statutory or regulatory, or may be imposed through judicial or regulatory interpretation, and vary widely from state to state.

Through our HMO subsidiary, we employ providers and other clinical staff to provide medical services to medically complex members enrolled in our in-home primary care program, which does not charge any additional fees for the services provided. We believe our health services operations comply with applicable state law regarding the corporate practice of medicine and fee-splitting and similar issues.

Despite structuring these arrangements in ways that we believe comply with applicable law, governmental authorities may assert that we are engaged in the corporate practice of medicine or that our contractual arrangements with providers constitute unlawful fee-splitting. Moreover, we cannot predict whether changes will be made to existing laws, regulations, or interpretations, or whether new ones will be enacted or adopted, which could cause us to be out of compliance with these requirements. If our arrangements are found to violate corporate practice of medicine or fee-splitting laws, our provision of services through our employed providers and clinical staff could be deemed impermissible, requiring us to do a restructuring or reorganization of our business, and we could be subject to injunctions or civil or, in some cases, criminal penalties.

Failure to maintain satisfactory quality and performance measures may negatively affect our premium rates, subject us to penalties, limit or reduce our membership, impede our ability to compete for new business in existing or new markets or result in the termination of our contracts, or affect our ability to establish new health plans or expand current health plans, which could have a material adverse effect on our business, rate of growth and results of operations, financial condition and cash flows.

Quality scores are used by certain regulatory agencies to establish premium rates and/or calculate performance incentives. In the case of CMS, for example, Star Ratings are used to pay quality bonuses to MA plans to enable high scoring plans to offer enhanced health benefits for their members. Medicare Advantage and Part D plans with Star Ratings of five (5.0) stars or higher are eligible for year-round open enrollment; conversely, plans with lower Star Ratings have more restricted times for enrollment of beneficiaries. Medicare Advantage and Part D plans with Star Ratings of less than three (3.0) stars in three consecutive years are denoted as “low performing” plans on the CMS website and in the CMS “Medicare and You” handbook. In addition, in 2019 CMS had its authority reinstated to terminate Medicare Advantage and Part D contracts for plans rated below three (3.0) stars in three consecutive years. The first Medicare Advantage or Part D contracts that could be terminated by CMS under this authority would be qualified for such action based on the plan’s failure to achieve at least three (3.0) stars for the 2020, 2021 and 2022 sets of Star Ratings. As a result, Medicare Advantage and Part D plans that achieve higher Star Ratings may have a competitive advantage over plans with lower Star Ratings.

The Star Rating system considers various measures adopted by CMS, including, among others, quality of care, preventative services, chronic illness management and member satisfaction. Our Star Ratings may be negatively impacted if we fail to meet the quality, performance and regulatory compliance criteria established by CMS. Furthermore, the Star Rating system is also subject to change annually by CMS, which may make it more difficult to achieve and maintain three (3.0) stars or greater. For each year that our plans were rated, we received a Star Rating of 3.0, except for 2017, when our Star Rating was 3.5. Despite our operational efforts to improve our Star Ratings, there can be no assurances that we will be successful in maintaining or improving our Star Ratings in future years. For example, our Star Ratings may fall as a result of the COVID-19 pandemic, since, among other factors, the deferrals of elective care during the pandemic could significantly impact the factors upon which our Star Ratings may be based. In addition, to the extent our members are concentrated in geographical areas or comprised of populations that experienced some of the earliest and more severe outbreaks of the virus, our Star Ratings could be disproportionately negatively impacted as compared to our competitors. Furthermore, our higher concentration of minority members and members residing in socioeconomically disadvantaged neighborhoods generally may make it more difficult for us to achieve and maintain high Star

Ratings as compared to our competitors, given the well-documented health disparities among different minority and socioeconomic groups. Also, audits of our performance for past or future periods may result in downgrades to our Star Ratings.

Failure to maintain satisfactory quality and service measures could also adversely affect our ability to establish new health plans or expand the business of our existing health plans. In addition, lower quality scores or Star Ratings, when compared to our competitors, may adversely affect our ability to attract members and obtain regulatory approval for acquisitions or expansions. If we do not maintain or continue to improve our Star Ratings, fail to meet or exceed our competitors’ ratings, or if quality-based bonus payments are reduced or eliminated, we may experience a negative impact on our revenues and the benefits that our plans can offer, which could materially and adversely affect the marketability of our plans, our membership levels, results of operations, financial condition and cash flows.

Our business activities are highly regulated, and new and proposed government regulation or legislative reforms could increase our cost of doing business and reduce our membership, profitability and liquidity.

The healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we are compensated for providing coverage for our Medicare Advantage members, our contractual relationships with our physicians, vendors and members, our marketing activities and other aspects of our operations. Of particular importance are:

•

the federal Anti-Kickback Statute, which prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration for referring an individual, in return for ordering, leasing, purchasing or recommending or arranging for or to induce the referral of an individual or the ordering, purchasing or leasing of items or services covered, in whole or in part, by any federal healthcare program, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA;

•

the federal physician self-referral law, commonly referred to as the Stark Law, which, subject to limited exceptions, prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, and prohibits the entity from billing Medicare or Medicaid for such designated health services;

•

the administrative simplification provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), which impose a number of obligations on issuers of health insurance coverage and health benefit plan sponsors with respect to the privacy and security of health information and data standards regulation;

•

the criminal healthcare fraud provisions of HIPAA and related rules that prohibit knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program, or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

•

the federal FCA that imposes civil and criminal liability on individuals or entities for knowingly filing, or causing to be filed, a false claim to the federal government, or the knowing use of false statements to obtain payment from the federal government. Suits filed under the FCA, known as qui tam actions, can be brought by any individual on behalf of the government, and such individuals, commonly known as

“whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement;

•	state insurance holding company laws and regulations pertaining to licensing and plan solvency requirements;

•	reassignment of payment rules that prohibit certain types of billing and collection practices in connection with claims payable by the Medicare or Medicaid programs;

•	similar state law provisions pertaining to anti-kickback, self-referral and false claims issues, some of which may apply to items or services reimbursed by any third-party payor;

•

state laws that prohibit general business corporations, such as us, from engaging in the corporate practice of medicine, controlling physicians’ medical decisions or engaging in some practices such as splitting fees with physicians;

•	the provision of the Affordable Care Act (the “ACA”) that requires MA plans to spend at least 85% of premium dollars on medical care;

•	federal and state laws that govern our relationships with pharmaceutical manufacturers, wholesalers, pharmacies, members and consumers;

•

federal and state legislative proposals and/or regulatory activity that could adversely affect pharmacy benefit industry practices, including the management and breadth of provider networks; the regulation of the development and use of drug formularies and/or maximum allowable cost list pricing; and regulations or regulatory activity increasing the regulation of prescription drug pricing, imposing additional rights to access to drugs for individuals enrolled in healthcare benefit plans or reducing the cost of such drugs to those individuals, imposing requirements relating to the receipt or required disclosure of rebates from pharmaceutical manufacturers, and restricting the use of average wholesale prices;

•	laws that regulate debt collection practices;

•

a provision of the Social Security Act that imposes civil and criminal penalties on healthcare providers who fail to disclose or refund known overpayments; and federal and state laws that prohibit providers from billing and receiving payment from Medicare and Medicaid for services unless the services are medically necessary, adequately and accurately documented, and billed using codes that accurately reflect the type and level of services rendered;

•

federal and state laws and policies that require healthcare providers to maintain licensure, certification or accreditation to enroll and participate in the Medicare and Medicaid programs, and to report certain changes in their operations to the agencies that administer these programs;

•

federal and state laws governing the ways in which we communicate with members and market our services, including the Telephone Consumer Protection Act and the Controlling the Assault of Non-Solicited Pornography and Marketing Act;

•

with respect to our non-U.S. operations, we are subject to regulation in the jurisdictions in which those operations are organized or in which we conduct business as well as U.S. laws that regulate the conduct and activities of U.S. based businesses operating abroad, such as the export controls laws or the FCPA, the latter of which prohibits offering, promising, providing or authorizing others to give anything of value to a foreign government official to obtain or retain business or otherwise secure a business advantage; and

•

with respect to the operations of our therapeutics affiliate, the extensive, complex, and evolving laws and regulations applicable to the operations of our therapeutics affiliate, primarily those of the U.S. Food and Drug Administration (the “FDA”).

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to scrutiny or challenge under one or more of such laws. Achieving and sustaining compliance with these laws may also prove costly. Failure to comply with these laws and other laws can result in civil and criminal penalties, such as fines, damages, overpayment, recoupment, loss of ability to provide in-home clinician services, loss of ability to access and use member data, loss of enrollment or licensure status or the ability to market our products, loss of the ability to expand into new markets, and exclusion from the Medicare and Medicaid programs. The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are sometimes open to a variety of interpretations. Our failure to accurately anticipate the application of these laws and regulations to our business or any other failure to comply with regulatory requirements could create liability for us and negatively affect our business. We also could be held responsible for the failure of any of our downstream vendors to follow applicable laws and regulations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business, and result in adverse publicity.

If the Clover Assistant were to become subject to regulation by the FDA and we were unable to obtain the required approval or comply with these regulations, our business, operating results, financial condition and prospects may be materially and adversely affected.

Medical or health-related software, including machine learning functionality and predictive algorithms, may be subject to regulation by the FDA if such software falls within the definition of a “medical device” under the federal Food, Drug, and Cosmetic Act (the “FDCA”). Currently, the FDA exercises enforcement discretion for certain low-risk software that meets criteria announced in its guidance documents. In addition, in December of 2016, President Obama signed into law the 21st Century Cures Act, which included exemptions from the definition of “medical device” for certain medical-related software, including software used for administrative support functions at a healthcare facility, software intended for maintaining or encouraging a healthy lifestyle, EHR software, software for transferring, storing, or displaying medical device data or in vitro diagnostic data, and certain clinical decision support software. The FDA has also issued a number of draft guidance documents, concerning, for example, clinical decision software, to clarify how it intends to interpret and apply the new exemptions under the 21st Century Cures Act. Although we believe that our Clover Assistant platform does not meet the definition of medical device and/or meet the criteria which the FDA has announced for its exercise of enforcement discretion to apply, there is a risk that the FDA could disagree with our determination or that the FDA could develop new guidance documents or finalize current draft guidance documents that would subject our platform to active FDA oversight. If the FDA determines that any of our current or future analytics applications are regulated as medical devices, we would become subject to various requirements under the FDCA and the FDA’s implementing regulations, including extensive requirements relating to premarket approval or clearance, labeling, manufacturing, adverse event reporting and quality controls, among others. Our business, operating results, financial condition and prospects may be materially and adversely affected if we were to become subject to regulation by the FDA and were unable to obtain approval or comply with these regulations.

If we are required to maintain higher statutory capital levels for our existing operations or if we are subject to additional capital reserve requirements as we pursue new business opportunities, our cash flows and liquidity may be adversely affected.

Our MA plans are operated through regulated insurance subsidiaries in various states. These subsidiaries are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, or net worth, as defined by each state. One or more of these states may raise the statutory capital level from time to time. Other states have adopted risk-based capital requirements based on guidelines adopted by the National Association of Insurance Commissioners, which tend to be, although are not necessarily, higher than existing statutory capital requirements. Regardless of whether the other states in which we operate adopt risk-based capital requirements, the state departments of insurance can require our regulated insurance subsidiaries to maintain minimum levels of statutory capital in excess of amounts required under the applicable state laws if they determine that maintaining additional statutory capital is in the best interests of our members. Any other changes in these requirements could materially increase our statutory capital requirements. In addition, as we continue to expand our plan offerings in new states, add new members, or pursue new business opportunities, we may be required to maintain additional statutory capital. In any case, our available funds could be materially reduced, which could harm our ability to implement our business strategy.

Our use and disclosure of personally identifiable information, including health information, is subject to federal and state privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our client base and revenue.

Numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability and integrity of personally identifiable information (“PII”), including protected health information (“PHI”). These laws and regulations include the Health Insurance Portability and Accountability Act of 1996, HIPPA, as amended by HITECH, which we refer to collectively as HIPAA, and the California Consumer Privacy Act of 2018 (the “CCPA”). HIPAA establishes a set of basic national privacy and security standards for the protection of PHI by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, which includes us, and the business associates with whom such covered entities contract for services, which also includes us.

HIPAA requires healthcare payers and providers—and we are both—to develop and maintain policies and procedures with respect to PHI that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect such information. HIPAA also implemented the use of standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including activities associated with the billing and collection of healthcare claims.

Penalties for failure to comply with a requirement of HIPAA vary significantly depending on the nature of violation and could include civil monetary or criminal penalties. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts are able to award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.

In addition, HIPAA mandates that the Secretary of HHS conduct periodic compliance audits of HIPAA-covered entities or business associates for compliance with the HIPAA Privacy and Security Standards. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine paid by the violator.

HIPAA further requires that patients be notified of any unauthorized acquisition, access, use or disclosure of their unsecured PHI that compromises the privacy or security of such information, with certain exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals. HIPAA specifies that such notifications must be made “without unreasonable delay and in no case later than 60 calendar days after discovery of the breach.” If a breach affects 500 patients or more, it must be reported to HHS without unreasonable delay, and HHS will post the name of the breaching entity on its public web site. Breaches affecting 500 patients or more in the same state or jurisdiction must also be reported to the local media. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS at least annually.

Numerous other federal and state laws protect the confidentiality, privacy, availability, integrity and security of PII, including PHI. These laws in many cases are more restrictive than, and may not be preempted by, the HIPAA rules and may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our providers and business associates and potentially exposing us to additional expense, adverse publicity and liability. For example, the CCPA came into effect on January 1, 2020. The CCPA requires companies that process information regarding California residents to make new disclosures to consumers, which could include certain of our employees, about their data collection, use, and sharing practices, allows consumers to opt out of certain data sharing with third parties and exercise certain individual rights regarding their personal information, provides a new cause of action for data breaches, and provides for penalties for noncompliance of up to $7,500 per violation. Regulations from the California attorney general’s office on the specific requirements of the CCPA have just recently been finalized, and it remains unclear how stringent the California attorney general’s office will be in enforcing the law. It also remains unclear how much private litigation will ensue under the data breach private right of action, and whether existing amendments that are favorable to us that exclude business to business information and employee information from certain of the CCPA’s requirements will remain in effect after January 1, 2021, which would potentially result in additional compliance obligations. Additionally, on November 3, 2020, California voters approved the California Privacy Rights Act, which would impose additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It would also create a new California data protection agency specifically tasked to enforce the law, which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. Although the CPRA’s substantive provisions do not become effective until January 1, 2023, we may incur additional costs implementing compliance processes leading up to such date. Similar laws have been proposed in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging. In addition, in response to such laws, we may need to update and/or change our data collection practices which may be costly, time-consuming and present potential liability while we adapt to comply with such legislation.

New health information standards, whether implemented pursuant to HIPAA, state or federal legislative action or otherwise, could have a significant effect on the manner in which we must handle healthcare related data, and the cost of complying with standards could be significant. If we do not comply with existing or new laws and regulations related to PHI, we could be subject to criminal or civil sanctions.

Because of the extreme sensitivity of the personal information, including PHI, that we store and transmit, the security features of our technology platform are very important. If our security measures, some of which are managed by third parties, are breached or fail, unauthorized persons may be able to obtain access to sensitive provider and member data, including HIPAA-regulated PHI. As a result, our reputation could be severely damaged, adversely affecting PCP and member confidence. Members may curtail their use of or stop using our services, or our member base could decrease, which would cause our business to suffer. In addition, we could face litigation, damages for contract breach, penalties and regulatory actions for violation of HIPAA and other applicable laws or regulations and significant costs for remediation, notification to individuals and for measures to prevent future occurrences. Any potential security breach could also result in increased costs associated with liability for stolen assets or information, repairing system damage that may have been caused by such breaches, incentives offered to business partners in an effort to maintain our business relationships after a breach and implementing measures to prevent future occurrences, including organizational changes, deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants. While we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and, in any event, insurance coverage would not address the reputational damage that could result from a security incident.

We outsource important aspects of the storage and transmission of member information, and thus rely on third parties to manage functions that have material cyber-security risks. We attempt to address these risks by requiring outsourcing subcontractors who handle member information to sign business associate agreements contractually requiring those subcontractors to adequately safeguard personal health data to the same extent that applies to us and in some cases by requiring such outsourcing subcontractors to undergo third-party security examinations. However, we cannot ensure that these contractual measures and other safeguards will adequately protect us from the risks associated with the storage and transmission of such information on our behalf by our subcontractors.

We also publish statements to our members that describe how we handle and protect personal information. Any failure or perceived failure by us to maintain posted privacy policies which are accurate, comprehensive and fully implemented, and any violation or perceived violation of our privacy-, data protection- or information security-related obligations to providers, members or other third parties could result in claims of deceptive practices brought against our Company, which could lead to significant liabilities and consequences, including, without limitation, governmental investigations or enforcement actions and costs of responding to investigations, defending against litigation, settling claims and complying with regulatory or court orders, all of which could have material impacts on our revenue and operations.

Furthermore, the Federal Trade Commission and many state attorneys general continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination, and security practices that appear to be unfair or deceptive. There are a number of legislative proposals in the United States, at both the federal and state level, that could impose new obligations or liability for copyright infringement by third parties. We cannot yet determine the impact that future laws, regulations, and standards may have on our business.

Risks Related to Our Intellectual Property

Failure to protect or enforce our intellectual property rights could impair our ability to protect our internally-developed technology and our brand, and our business may be adversely affected.

Our success is dependent, in part, upon protecting our intellectual property rights, internally-developed technology and other proprietary information. We rely and expect to continue to rely on a combination of trademark, copyright, patent, and trade secret protection laws to protect our intellectual property rights, internally-developed technology and other information that we consider proprietary. Additionally, we maintain a policy requiring our employees, consultants, independent contractors, and third parties who are engaged to develop any intellectual property for us to enter into confidentiality and invention assignment agreements to control access to and use of our technology and other information that we consider proprietary and to ensure that any intellectual property developed by such employees, contractors, consultants, and other third parties are assigned to us. However, we cannot guarantee that such confidentiality and proprietary agreements or other employee, consultant, or independent contractor agreements we enter into will adequately protect our intellectual property rights, internally-developed technology and other information that we consider proprietary. In addition, we cannot guarantee that these agreements will not be breached, that we will have adequate remedies for any breach, or that the applicable counter-parties to such agreements will not assert rights to our intellectual property rights, internally-developed technology or other proprietary information that we consider proprietary arising out of these relationships. Furthermore, the steps we have taken and may take in the future may not prevent misappropriation of our internally-developed solutions or technologies, particularly with respect to officers and employees who are no longer employed by us.

In addition, third parties may knowingly or unknowingly infringe or circumvent our intellectual property rights, and we may not be able to prevent infringement even after incurring substantial expense. Litigation brought to protect and enforce our intellectual property rights would be costly, time-consuming, and distracting to management and key personnel, and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. If the protection of our intellectual property rights is inadequate to prevent use or misappropriation by third parties, the value of our brand and other intangible assets may be diminished, and competitors may be able to more effectively mimic our platform and methods of operations. Any of these events would have a material adverse effect on our business, results of operations, and financial condition.

Our failure to obtain or maintain the right to use certain of our intellectual property could negatively affect our business.

Our future success and competitive position depends in part upon our ability to obtain or maintain certain intellectual property used in our platform and products. While we have patent applications pending in the

United States, we have not applied for patent protection in foreign jurisdictions, and we may be unable to obtain patent protection for the technology covered in our patent applications. In addition, we cannot ensure that any of the patent applications will be approved or that the claims allowed on any patents issued in the future will be sufficiently broad to protect our technology or platform and provide us with competitive advantages. Furthermore, any patents that may be issued may be challenged, invalidated, or circumvented by third parties.

Many patent applications in the United States may not be public for a period of time after they are filed, and since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, we cannot be certain that we will be the first creator of inventions covered by any patent application we make or that we will be the first to file patent applications on such inventions. Because some patent applications may not be public for a period of time, there is also a risk that we could adopt a technology without knowledge of a pending patent application, which technology would infringe a third-party patent once that patent is issued.

We also rely on unpatented internally-developed technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets, internally-developed technology, and other information that we consider proprietary, we require employees, consultants, and independent contractors to enter into confidentiality agreements. We cannot assure you that these agreements will provide meaningful protection for our trade secrets, know-how, internally-developed technology, or other information that we consider proprietary in the event of any unauthorized use, misappropriation, or disclosure of such trade secrets, know-how, internally-developed technology, or other information that we consider proprietary. If we are unable to maintain our rights in our internally-developed technologies and other intellectual property, our business would be materially adversely affected.

We rely on our trademarks, trade names, and brand names to distinguish our solutions and branding from the products of our competitors, and have registered or applied to register many of these trademarks in the United States and certain countries outside the United States. However, occasionally third parties may have already registered identical or similar marks for products or solutions that also address our key markets. As we rely in part on brand names and trademark protection to enforce our intellectual property rights, efforts by third parties to limit use of our brand names or trademarks and barriers to the registration of brand names and trademarks in various countries may restrict our ability to promote and maintain a cohesive brand throughout our key markets. There can also be no assurance that pending or future U.S. or foreign trademark applications will be approved in a timely manner or at all, or that such registrations will effectively protect our brand names and trademarks. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our platform, which would result in loss of brand recognition and would require us to devote resources to advertising and marketing new brands.

We could incur substantial costs as a result of any claim of infringement of another party’s intellectual property rights.

There is considerable activity in connection with the development of intellectual property, whether or not patentable, in our industry. Our competitors, as well as a number of other entities, including non-practicing entities and individuals, may own or claim to own intellectual property relating to our industry and our business. As we face increasing competition and our public profile increases, the possibility of intellectual property rights claims against us may also increase. Our competitors or other third parties may in the future claim that we are infringing upon, misappropriating, or violating their intellectual property rights, even if we are unaware of such intellectual property rights. Such claims, regardless of merit, may result in litigation. The costs of supporting such litigation are considerable, and such litigation may divert management and key personnel’s attention and resources, which could materially harm our business, results of operations, and financial condition. We may be required to settle such litigation on terms that are unfavorable to us. For example, a settlement may require us to obtain a license to continue practices found to be in violation of a third party’s rights, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue such practices may not be available to us at all. As a result, we may also be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative non-infringing technology or practices would require significant effort and expense. Similarly, if any litigation to which we may be a party fails to settle and we go to trial, we may be subject to an unfavorable judgment which may not be reversible upon appeal. For example, the terms of a judgment may require us to cease some or all of our operations or require the payment of substantial amounts to the other party. Any of these events would cause our business and results of operations to be materially and adversely affected.

In addition, in most instances, we have agreed to indemnify our providers against certain third-party claims, which may include claims that our platform and products infringe the intellectual property rights of such third parties, and our business could be adversely affected by any significant disputes between us and our providers as to the applicability or scope of our indemnification obligations to them.

Our use of “open source” and third-party software could impose unanticipated conditions or restrictions on our ability to commercialize our solutions and could subject us to possible litigation.

A portion of the technologies we use in the Clover Assistant incorporates “open source” software, and we may incorporate open source software in the Clover Assistant in the future. From time to time, companies that use third-party open source software have faced claims challenging the use of such open source software and their compliance with the terms of the applicable open source license. We may be subject to suits by parties claiming ownership of what we believe to be open source software, or claiming non-compliance with the applicable open source licensing terms. Some open source licenses require end-users who distribute or make available across a network software and services that include open source software to make available all or part of such software, which in some circumstances could include valuable proprietary code, at no cost, or license such code under the terms of the particular open source license. While we employ practices designed to monitor our compliance with the licenses of third-party open source software and protect our valuable internally- developed source code, we may inadvertently use third-party open source software in a manner that exposes us to claims of non-compliance with the applicable terms of such license, including claims for infringement of intellectual property rights or for breach of contract. Additionally, if a third-party software provider has incorporated open source software into software that we license from such provider, we could be required to disclose source code that incorporates or is a modification of such licensed software. Furthermore, there is an increasing number of open-source software license types, almost none of which have been tested in a court of law, resulting in a dearth of guidance regarding the proper legal interpretation of such license types. If an author or other third party that distributes open source software that we use or license were to allege that we had not complied with the conditions of the applicable open source license, we could expend substantial time and resources to re-engineer some or all of our software or be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the use of our platform, products, or other technologies we use in our business that contained the open source software, and required to comply with the foregoing conditions, including public release of certain portions of our internally-developed source code.

In addition, the use of third-party open source software typically exposes us to greater risks than the use of third-party commercial software because open-source licensors generally do not provide warranties or controls on the functionality or origin of the software. Use of open source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to determine how to compromise our platform. Any of the foregoing could be harmful to our business, financial condition, or operating results.

While we rely on software licensed from third parties for internal tools we use to operate our business, we do not currently in-license any intellectual property. However, in the future, we may need to obtain licenses from third parties to use intellectual property rights associated with the development of our platform, products, and other internal tools, which might not be available on acceptable terms, or at all. Any loss of the right to use any third-

party software required for the development and maintenance of our platform, products, or other internal tools could result in loss of functionality or availability of our platform, products, or other internal tools until equivalent technology is either developed by us, or, if available, is identified, obtained, and integrated. Any errors or defects in third-party software could result in errors or a failure of our platform, products, or other internal tools. Any of the foregoing would disrupt the deployment of our platform, products, or other internal tools and harm our business, results of operations, and financial condition.

Risks Related to Ownership of our Securities

The price of our securities may be volatile or may decline regardless of our operating performance.

The market prices of the securities of newly public companies have historically been highly volatile. The market prices of our Class A common stock and public warrants may fluctuate significantly in response to numerous factors in addition to the ones described in the preceding Risk Factors, many of which are beyond our control. These factors include but are not limited to:

•	overall performance of the equity markets and the economy as a whole;

•	changes in the financial projections we may provide to the public or our failure to meet these projections;

•	actual or anticipated changes in our growth rate relative to that of our competitors;

•	changes in the anticipated future size or growth rate of our addressable markets;

•

announcements of new products and services, technological and platform updates or enhancements, or of acquisitions, strategic partnerships, joint ventures or capital-raising activities or commitments, by us or by our competitors;

•	disruptions to the Clover Assistant or our other technology;

•	additions or departures of board members, management or key personnel;

•

failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;

•	rumors and market speculation involving us or other companies in our industry;

•	research or reports that securities analysts or other publish about us or our business;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business, including those related to Medicare;

•	lawsuits threatened or filed against us or investigations by governmental authorities;

•	the expiration of contractual lock-up agreements;

•	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events;

•	health epidemics, such as the COVID-19 pandemic, influenza, and other highly communicable diseases; and

•	sales of shares of our Class A common stock by us or our stockholders.

In addition, the stock market with respect to newly public companies, particularly companies in the healthcare and technology industry, have experienced significant price and volume fluctuations that have affected and continue to affect the stock prices of these companies. In the past, stockholders have instituted securities class action litigation against public companies following periods of market volatility. For example, following a recent period of volatility in the trading price of our Class A common stock, in February 2021, we and certain of our directors and officers were named as defendants in putative class actions alleging various securities law violations. We may be the target of this type of litigation in the future as well. Securities litigation against us could result in substantial costs and divert resources and the attention of management, which could adversely affect our business. Further, we provide indemnification for our officers and directors for certain claims in connection with such litigation. Large indemnity payments would adversely affect our business, results of operations, and financial condition.

Our business and financial performance may differ from any projections that we disclose or any information that may be attributed to us by third parties.

From time to time, we may provide guidance via public disclosures regarding our projected business or financial performance. However, any such projections involve risks, assumptions and uncertainties, and our actual results could differ materially from such projections. Factors that could cause or contribute to such differences include, but are not limited to, those identified in these Risk Factors, some or all of which are not predictable or within our control. Other unknown or unpredictable factors also could adversely impact our performance, and we undertake no obligation to update or revise any projections, whether as a result of new information, future events or otherwise. In addition, various news sources, bloggers and other publishers often make statements regarding our historical or projected business or financial performance, and you should not rely on any such information even if it is attributed directly or indirectly to us.

Sales of substantial amounts of our securities in the public markets, or the perception that they might occur, could cause the market price of our common stock to decline.

Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, principal stockholders and their respective affiliates, or the perception that these sales might occur, could cause the market price of our common stock to decline and may make it more difficult for our other stockholders to sell their shares of common stock at a time and price that they deem appropriate.

Pursuant to the Amended and Restated Registration Rights Agreement dated as of January 7, 2021 by and among SCH, Clover Health, Sponsor, certain former stockholders of Clover and other parties thereto (the “Registration Rights Agreement”) and our amended and restated bylaws, subject to certain exceptions, the Sponsor and the former stockholders of Clover, including our directors, executive officers, principal stockholders and their affiliates, are contractually restricted from selling or transferring any shares of common stock, subject to certain exceptions set forth in the Registration Rights Agreement (the “Lock-up Shares”). Such restrictions began at the closing of the Business Combination and will end on the earlier of (i) July 5, 2021 and (ii)(a) for 33.33% of the Lock-up Shares, the date on which the last reported sale price of our Class A common stock equals or exceeds $12.50 per share for any 20 trading days within any 30-trading day period commencing at least 31 days after the closing and (b) for an additional 50% of the Lock-up Shares, the date on which the last reported sale price of Class A common stock equals or exceeds $15.00 per share for any 20 trading days within any 30-trading day period commencing at least 31 days after the closing.

However, following the expiration of such lockup, the Sponsor and the former stockholders of Clover, including our directors, executive officers, principal stockholders and their affiliates, will not be restricted from selling shares of common stock held by them, other than by applicable securities laws. Additionally, investors in the PIPE Investment (other than the Sponsor and affiliates of the Sponsor) are not restricted from selling any of the 40,000,000 shares of Class A common stock issued in a private placement pursuant to subscription agreements entered into on October 5, 2020 (the “PIPE Investment”), other than by applicable securities laws. Accordingly, sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A common stock. As of January 7, 2021, the Sponsor, our directors, officers and principal stockholders and their affiliated entities (not including the shares of Class A common stock issued in the PIPE Investment) collectively owned approximately 50.3% of the outstanding shares of Class A and Class B common stock.

The shares held by the Sponsor and certain of our stockholders may be sold after the expiration of the applicable lock-up period under the Registration Rights Agreement and our amended and restated bylaws. As restrictions on resale end and registration statements (filed after the closing of the Business Combination to provide for the resale of such shares from time to time) are available for use, the sale or possibility of sale of these shares could have the effect of increasing the volatility in our share price, or the market price of our Class A common stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

In addition, as of January 7, 2021, we had options outstanding that, if fully exercised, would result in the issuance of 36,467,470 shares of Class B common stock, and we had restricted stock units (RSUs) outstanding that would result in the issuance of 44,173,855 shares of Class B common stock. All of the shares of Class A common stock issuable upon the conversion of Class B common stock issuable upon exercise or settlement of stock options and RSUs, and the shares reserved for future issuance under our equity incentive plans, will be registered for public resale under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, these shares will be able to be freely sold in the public market upon issuance subject to existing lock-up agreements and applicable vesting requirements.

The exercise of warrants for our Class A common stock would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of January 7, 2021, we had warrants to purchase an aggregate of approximately 38,533,271 shares of our Class A common stock outstanding. These warrants will become exercisable at any time commencing on April 24, 2021, and the warrants will expire at 5:00 p.m., New York City time, on January 7, 2026, which is the fifth anniversary of the Closing, or earlier upon redemption or liquidation. The exercise price of these warrants is $11.50 per share. To the extent such warrants are exercised, additional shares of Class A common stock will be issued, which will result in dilution to the then-existing holders of Class A common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Class A common stock. However, there is no guarantee that the public warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.

The public warrants may never be in the money, and they may expire worthless, and the terms of the warrants may be amended in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment.

The public warrants were issued in registered form under a Warrant Agreement between Continental Stock Transfer & Trust Company, as warrant agent, and SCH. The Warrant Agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval of the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Hypothetical examples of such amendments include, among other things, amendments to increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of Class A common stock purchasable upon exercise of a warrant.

We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to their holders, thereby making the warrants worthless.

We have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant if, among other things, the last reported sale price of our Class A common stock for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and certain other adjustments). If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants as described above could force warrant holders to: (i) exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so; (ii) sell their warrants at the then-current market price when they might otherwise wish to hold their warrants; or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would to be substantially less than the market value of their warrants.

None of the private placement warrants will be redeemable by us (subject to limited exceptions) so long as they are held by our Sponsor or its permitted transferees.

In addition, we have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant if, among other things, the last reported sale price of our Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders equals or exceeds $10.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and certain other adjustments). In such a case, the holders will be able to exercise their warrants prior to redemption for a number of shares of our Class A common stock determined based on the redemption date and the fair market value of our Class A common stock. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time at which the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 shares of our Class A common stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

We identified a material weakness in our internal control over financial reporting related to our derivative liability for our convertible securities. While the embedded derivative was extinguished upon the consummation of the Business Combination on January 7, 2021, and management therefore does not expect this material weakness to recur in future periods, if we fail to establish and maintain effective internal control over financial reporting more generally, our ability to produce timely and accurate financial statements and comply with disclosure and other requirements could be adversely affected, which in turn could harm investor confidence in our Company and the trading price of our Class A Common Stock.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act and the rules and regulations of the applicable listing standards of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting.

During the preparation of the audited financial statements of Clover Health Investments, Corp. and its consolidated subsidiaries as of prior to the consummation of the Business Combination for the year ended December 31, 2020, including the finalization of the accounting for the Business Combination, we identified a material weakness in our internal control over financial reporting related to the valuation of our derivative liability, as described further below. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness related specifically to our application of the complex, key assumptions of a derivative instrument’s redemption features, leading to the incorrect application of FASB Accounting Standards Codification for derivatives (ASC 815) in the valuation of the embedded derivative features of the convertible securities of Clover Health Investments Corp. and its consolidated subsidiaries as of prior to the consummation of the Business Combination at December 31, 2020, and the varying treatment of each tranche of such securities under ASC 815. The derivative liability in connection with the convertible securities should have been valued at $44.8 million but was instead valued at $0. For the quarter and fiscal year ended December 31, 2020, the adjustment decreased the gain on derivatives by $44.8 million, with a corresponding increase to net loss for the same periods, in each case as compared to the amounts reflected in the Company’s press release announcing our financial results for the three months and year ended December 31, 2020 that we furnished in a Current Report on Form 8-K on March 1, 2020. The embedded derivative was extinguished upon the consummation of the Business Combination on January 7, 2021, and management therefore does not expect this material weakness to recur in future periods.

Additional weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting, which includes hiring additional accounting and financial personnel to implement such processes and controls. Further, current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading prices of our Class A common stock and public warrants. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our annual report on Form 10-K for the year ending December 31, 2021.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Once we are no longer an “emerging growth company,” our independent registered public accounting firm will be required to express an opinion as to the effectiveness of our internal control over financial reporting. Any failure to maintain effective disclosure controls or internal control over financial reporting could harm our business, results of operations, and financial condition and could cause a decline in the trading prices of our Class A common stock and public warrants.

In addition to our results determined in accordance with GAAP, we believe certain non-GAAP measures may be useful in evaluating our operating performance. We have presented, and intend to continue to present, certain non-GAAP financial measures in filings with the SEC and other public statements. Any failure to accurately report and present our non-GAAP financial measures could cause us to fail to meet our reporting obligations and could cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock and public warrants.

We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and place significant strain on our personnel, systems and resources. In order to maintain and improve our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and investments to strengthen our accounting systems and significant management oversight. If any of these new or improved controls and systems do not perform as expected, we may experience additional material weaknesses in our controls.

We are an emerging growth company under the JOBS Act, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, which could be as long as until December 31, 2025, we may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404, reduced Public Company Accounting Oversight Board (“PCAOB”) reporting requirements, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our Class A common stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards. We cannot predict if investors will find our Class A common stock less attractive because we may rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock, and the trading price of our Class A common stock may be more volatile.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

The dual class structure of our common stock has the effect of concentrating voting control with our existing stockholders, including our directors, executive officers, principal stockholders and their respective affiliates, who held in the aggregate 72.9% of the voting power of our capital stock as of January 7, 2021. This ownership will limit or preclude the ability of our other stockholders to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of January 7, 2021, our directors, executive officers, principal stockholders and their affiliates held in the aggregate

72.9% of the voting power of our capital stock. Because of the 10-to-1 voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a significant percentage of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the date of automatic conversion described below, when all outstanding shares of Class B common stock and Class A common stock will convert automatically into shares of a single class of common stock. So long as 36,767,350 shares of Class B common stock remain outstanding, the holders of our Class B common stock will be able to control the outcome of matters submitted to a stockholder vote. This concentrated control may limit or preclude the ability of our other stockholders to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.

Future transfers by holders of Class B common stock will generally result in those shares converting to shares of Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes. In addition, each the outstanding shares of Class B common stock will convert automatically into one share of Class A common stock upon the earliest of (i) January 7, 2031, (ii) the separation date of the last to separate of Vivek Garipalli and Andrew Toy (the “Founders”), (iii) the date that is one (1) year after the death or permanent disability of the last to die or become disabled of the Founders and (iv) the date specified by the affirmative vote of the holders of our Class B common stock representing not less than two-thirds (2/3) of the voting power of the outstanding shares of our Class B common stock, voting separately as a single class. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares over the long term. As a result, it is possible that one or more of the persons or entities holding our Class B common stock could gain significant voting control as other holders of Class B common stock sell or otherwise convert their shares into Class A common stock.

We cannot predict the effect our dual class structure may have on the trading prices of our Class A common stock and public warrants.

We cannot predict whether our dual class structure will result in lower or more volatile trading prices of our Class A common stock and warrants, in adverse publicity, or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indices. In July 2017, FTSE Russell announced plans to require new constituents of its indices to have greater than 5% of the company’s voting rights in the hands of public stockholders, and S&P Dow Jones announced that it will no longer admit companies with multiple-class share structures to certain of its indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Also in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under such announced policies, the dual class structure of our common stock would make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track those indices would not invest in our Class A common stock. These policies are relatively new and it is unclear what effect, if any, they will have on the valuations of publicly-traded companies excluded from such indices, but it is possible that they may depress valuations as compared to similar companies that are included. Because of the dual class structure of our common stock, we will likely be excluded from certain indices, and we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and would make our Class A common stock less attractive to other investors. As a result, the trading prices of our Class A common stock and public warrants could be adversely affected. Our directors, executive officers and principal stockholders will continue to have substantial control over us after this offering, which could limit the ability of our other stockholders to influence the outcome of key transactions, including a change of control.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) to offset future taxable income. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. As of December 31, 2020, we had approximately $725.8 million of federal net operating loss carryforwards. The federal net operating loss carryforwards created subsequent to the year ended December 31, 2017, of $430.7 million carry forward indefinitely, while the remaining federal net operating loss carryforwards of $295.1 million begin to expire in 2033. Our ability to utilize NOLs may be subject to limitations due to prior ownership shifts, which could result in an ownership change under Section 382 of the Code, further limiting our ability to utilize NOLs arising prior to such ownership change in the future. A portion of our total NOLs may also be limited by special rules known as Separate Return Limitation Year rules. There is also a risk that due to statutory or regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. We have recorded a full valuation allowance against the deferred tax assets attributable to our NOLs.

Restrictions on our ability to obtain funds from our regulated subsidiaries could materially and adversely affect our results of operations, financial position and cash flows.

Because we operate as a holding company, we are dependent on dividends and administrative expense reimbursements from our subsidiaries to fund our obligations. Many of these subsidiaries are regulated by departments of insurance or similar regulatory authorities. We are also required by law or regulation to maintain specific prescribed minimum amounts of capital in these subsidiaries. The levels of capitalization required depend primarily on the volume of premium revenues generated by the applicable subsidiary. In most states, we are required to seek approval by state regulatory authorities before we transfer money or pay dividends from our regulated subsidiaries that exceed specified amounts. An inability of our regulated subsidiaries to pay dividends to their parent companies in the desired amounts or at the time of our choosing could adversely affect our ability to reinvest in our business through capital expenditures or business acquisitions, as well as our ability to pay dividends, repurchase shares of our common stock and repay our debt. If we are unable to obtain sufficient funds from our subsidiaries to fund our obligations, our results of operations, financial position and cash flows could be materially and adversely affected.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Exchange Act, the listing standards of Nasdaq and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources. For example, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations, and financial condition. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from what is intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could expose us to greater than anticipated tax liabilities.

Our income tax obligations are based in part on our corporate structure and intercompany arrangements, including the way we develop, value, and use our intellectual property and the valuations of our intercompany transactions. The tax laws applicable to our business, including the laws of the United States and other jurisdictions, are subject to interpretation, and certain jurisdictions may aggressively interpret their laws in an effort to raise additional tax revenue. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents.

The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, which could increase our effective tax rate and harm our financial position and results of operations. It is possible that tax authorities may disagree with certain positions we have taken, and any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations. Further, the determination of our provision for income taxes and other tax liabilities requires significant judgment by management, and there are transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

Our trading price and trading volume could decline if securities or industry analysts do not publish research about our business, or if they publish unfavorable research.

We cannot assure that any equity research analysts will adequately provide research coverage of our Class A common stock and public warrants. A lack of adequate research coverage may harm the liquidity and trading prices of our Class A common stock and public warrants. To the extent equity research analysts do provide research coverage of our Class A common stock and public warrants, we will not have any control over the content and opinions included in their reports. The trading price of our Class A common stock and public warrants could decline if one or more equity research analysts downgrade our stock or publish other unfavorable commentary or research. If one or more equity research analysts cease coverage of our company, or fail to regularly publish reports on us, the demand for our Class A common stock and public warrants could decrease, which in turn could cause our trading price or trading volume to decline.

Applicable insurance laws may make it difficult to effect a change of control.

Under applicable state insurance laws and regulations, no person may acquire control of a domestic insurer until written approval, or exemption therefrom, is obtained from the state insurance commissioner on the proposed acquisition. Such approval would be contingent upon the state insurance commissioner’s consideration of a number of factors including, among others, the financial strength of the proposed acquiror, the acquiror’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control.

Our two insurance subsidiaries are domiciled in New Jersey and per the applicable laws and regulations of New Jersey, generally no person may acquire control of any insurer, whether by purchase of its securities or otherwise, unless it gives prior notice to the insurer and has received prior approval, or exemption therefrom, from the Commissioner of the New Jersey Department of Banking and Insurance (the “NJ DOBI”). Under New Jersey insurance law, an entity is presumed to have control of an insurance company if it owns, directly or indirectly, 10% or more of the voting stock of that insurance company or its parent company. To the extent that the NJ DOBI determines that the transactions require its consent pursuant to a Form A or exemption therefrom, there can be no assurance that the NJ DOBI’s consent will be obtained or that the NJ DOBI will not impose fines, penalties or sanctions in connection with the transactions.

In addition, as Form A requirements can be burdensome, such requirements could discourage potential acquisition proposals in the future and may delay, deter or prevent change of control transactions, including transactions that some or all of the stockholders might consider to be desirable. These requirements may also inhibit our ability to acquire an insurance company should we wish to do so in the future.

Certain provisions in our corporate charter documents and under Delaware law may prevent or hinder attempts by our stockholders to change our management or to acquire a controlling interest in us, and the trading prices of our Class A common stock and public warrants may be lower as a result.

There are provisions in our amended and restated certificate of incorporation and amended and restated bylaws that may make it difficult for a third party to acquire, or attempt to acquire, control of the Company, even if a change in control were considered favorable by our stockholders. These anti-takeover provisions include:

•	a classified board of directors so that not all members of our board of directors are elected at one time;

•	the ability of our board of directors to determine the number of directors and to fill any vacancies and newly created directorships;

•	a requirement that our directors may only be removed for cause;

•	a prohibition on cumulative voting for directors;

•	the requirement of a super-majority to amend some provisions in our amended and restated certificate of incorporation and amended and restated bylaws;

•	authorization of the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;

•

provide for a dual class common stock structure in which holders of our Class B common stock, which has 10 votes per share, have the ability to control the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the outstanding shares of our Class B and Class A common stock, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets;

•	an inability of our stockholders to call special meetings of stockholders; and

•	a prohibition on stockholder actions by written consent, thereby requiring that all stockholder actions be taken at a meeting of our stockholders.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibit a person who owns 15% or more of our outstanding voting stock from merging or combining with us for a three-year period beginning on the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. Any provision in our amended and restated certificate of incorporation, our amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Class A common stock, and could also affect the price that some investors are willing to pay for our Class A common stock and warrants.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States of America as the exclusive forums for certain disputes between us and our stockholders, which will restrict our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated certificate of incorporation provide that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: any derivative action or proceeding brought on our behalf, any action asserting a breach of a fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. The provisions would not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.

We believe these provisions may benefit the Company by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring such a claim arising under the Securities Act against us, our directors, officers, or other employees in a venue other than in the federal district courts of the United States of America. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions, and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Not applicable.

Item 3. Legal Proceedings.

From time to time, in the normal course of business, we are subject to various legal proceedings, investigations (both formal and informal), and claims incidental to the conduct of a highly regulated business. Such proceedings can be costly, time consuming, and unpredictable. Therefore, no assurance can be given on the outcome of any proceeding or the potential impact on our financial condition or results of operation.

For example, in February 2021, Clover received a subpoena from the SEC as part of an investigation related to aspects of our business as well as certain matters described in an article issued on February 4, 2021 by Hindenburg Research LLC (the “Hindenburg article”). We are cooperating with the SEC’s investigation. The Hindenburg article, which discussed, among things, an ongoing inquiry by the U.S. Attorney’s Office for the Eastern District of Pennsylvania relating to, among other things, certain of our arrangements with providers participating in our network and programs and the Clover Assistant, was the subject of our current report on Form 8-K filed with the SEC on February 5, 2021.

Securities Class Actions and Derivative Litigation

In February 2021, we and certain of our directors and officers were named as defendants in putative class actions filed in the United States District Court for the Middle District of Tennessee: Bond v. Clover Health Investments, Corp. et al., 3:21-cv-00096 (M.D. Tenn.); Kaul v. Clover Health Investments, Corp. et al., Case No. 3:21-cv-0010 (M.D. Tenn.); Yaniv v. Clover Health Investments, Corp. et al., Case No. 3:21-cv-00109 (M.D. Tenn.); and Tremblay v. Clover Health Investments, Corp. et al., Case No. 3:21-cv-00138 (M.D. Tenn.). The complaints assert violations of sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act. The Kaul action asserts additional claims under sections 11 and 15 of the Securities Act.

The complaints generally relate to allegations published in the Hindenburg article. The complaints seek unspecified damages on behalf of all persons and entities who purchased or acquired Clover securities during the class period (which begins on October 6, 2020, and, depending on the complaint, ends on February 3, 2021 or February 4, 2021), as well as certain other costs.

A parallel shareholder derivative action has also been filed, naming Clover as a nominal defendant, and asserting violations of sections 10(b) and 21D of the Exchange Act, breach of fiduciary duty, and waste of corporate assets against our directors. That action was filed in the United States District Court for the District of Delaware and is captioned Furman v. Garipalli et al., Case No. 1:21-cv-00191 (D. Del.). The complaint seeks unspecified damages and an order requiring Clover to take certain actions to enhance Clover’s corporate governance, policies, and procedures.

All of these cases remain in the preliminary stages. Given the inherent uncertainty of litigation and the legal standards that must be met, including class certification and success on the merits, we cannot express an opinion on the likelihood of an unfavorable outcome or on the amount or range of any potential loss. Clover intends to vigorously defend itself against the claims asserted against it.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A common stock and public warrants are currently listed on the Nasdaq Global Select Market under the symbols “CLOV” and “CLOVW,” respectively. Prior to the closing of the Business Combination, our Class A common stock and public warrants were listed on the New York Stock Exchange under the symbols “IPOC” and “IPOC.WS,” respectively. We do not currently intend to list the private placement warrants or the Class B common stock on any securities exchange.

Holders of Record

As of March 24, 2021, there were 10 holders of record of our Class A common stock, 237 holders of record of our Class B common stock and 2 holders of record of the public warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends for the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our Class A common stock will be at the discretion of our board of directors and will depend upon, among other factors, our financial condition, operating results, current and anticipated cash needs, plans for expansion and other factors that our board of directors may deem relevant.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a former blank check company incorporated in the Cayman Islands on October 18, 2019 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We completed our Initial Public Offering on April 24, 2020 and the Mergers on January 7, 2021.

Recent Developments

On January 7, 2021, we consummated the previously announced transactions contemplated by the Merger Agreement, dated October 5, 2020, with Clover and Merger Sub. In connection with the closing of the Mergers, we changed our name to Clover Health Investments, Corp.

Results of Operations

Our only activities from inception through December 31, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described further below, and activities in connection with the acquisition of Clover. We generated non-operating income in the form of interest income on marketable securities held in a trust account (the “Trust Account”). We incurred expenses as a result of being a public company (including for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and other merger and acquisition expenses in connection with searching for, and completing, a business combination.

For the year ended December 31, 2020, we had a net loss of $6,744,840, which consisted of operating costs of $6,862,095, offset by interest income on cash and marketable securities held in the Trust Account of $117,255.

For the period from October 18, 2019 (inception) through December 31, 2019, we had a net loss of $17,631, which consisted of formation and operating costs.

Liquidity and Going Concern

For the year ended December 31, 2020, cash used in operating activities was $2,227,118. Our net loss of $6,744,840 was impacted by interest earned on cash and marketable securities held in the Trust Account of $117,255 and changes in operating assets and liabilities, which provided $4,634,977 of cash.

As of December 31, 2020, we had cash and marketable securities held in the Trust Account of $828,117,255. In connection with the Closing, at the Special Meeting, holders of 24,892 Class A ordinary shares exercised their right to redeem those shares for cash at a price of $10.00141613 per share, for an aggregate of $248,955. The per share redemption price of $10.00141613 for public shareholders electing redemption was paid out of the Trust Account, which after taking into account the redemptions, had a balance immediately prior to the Closing of $827,868,300, which cash balance was used to pay the $499,751,045 cash component of the merger consideration.

Pursuant to the subscription agreements entered into on October 5, 2020 by and among SCH and the PIPE Investors, Clover Health issued and sold to the PIPE Investors (substantially concurrently with the consummation of the Mergers) an aggregate of 40,000,000 shares of Class A Common Stock for an aggregate purchase price equal to $400 million (the “PIPE Investment”), of which 15,200,000 shares were purchased by affiliates of the Sponsor.

As of December 31, 2020, we had cash of $28,003,240 held outside the Trust Account, of which $27,999,990 represented the amount received in advance from the PIPE Investors in connection with the closing of the PIPE Investment. We used the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

On October 19, 2020, we issued a Promissory Note to SCH Sponsor III LLC, pursuant to which we were able to borrow up to an aggregate principal amount of $2,500,000. On October 19, 2020, the Company borrowed $806,208 under the Promissory Note. The Promissory Note was repaid at the closing of the Mergers.

Off-Balance Sheet Financing Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We have not participated in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space and administrative and support services provided to the Company. We began incurring these fees on April 22, 2020. Upon the Closing of the Mergers, we ceased incurring these monthly fees.

The underwriters in connection with SCH’s initial public offering were entitled to a deferred fee of $0.35 per unit, or $28,980,000 in the aggregate. The deferred fee was paid upon the closing of the Mergers from the amounts held in the Trust Account.

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Ordinary Shares Subject to Redemption

We account for our Class A ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our consolidated balance sheets.

Net Income (Loss) per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income (loss) per ordinary share, basic and diluted for Class A ordinary shares subject to possible redemption is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of Class A ordinary shares subject to possible redemption outstanding for the period. Net income (loss) per ordinary share, basic and diluted for non-redeemable ordinary shares is calculated by dividing net loss less income attributable to Class A ordinary shares subject to possible redemption, by the weighted average number of shares of non-redeemable ordinary shares outstanding for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

CLOVER HEALTH INVESTMENTS, CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Clover Health Investments, Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Clover Health Investments, Corp. (formerly known as Social Capital Hedosophia Holdings Corp. III) (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2020 and for the period from October 18, 2019 (inception) through December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and for the period from October 18, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/S/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

New York, NY

March 31, 2021

CLOVER HEALTH INVESTMENTS, CORP.

(FORMERLY KNOWN AS SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. III)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
ASSETS
Current Assets
Cash	$28,003,240	$—
Prepaid expenses and other current assets	299,666	—

Total Current Assets	28,302,906	—
Deferred offering costs	—	100,346
Marketable securities held in Trust Account	828,117,255	—

Total Assets	$856,420,161	$100,346

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accrued expenses	$4,934,643	$—
Accrued offering costs	—	100,346
Advance from related party	193,137	17,631
Due to Investors	27,999,990	—
Promissory note—related party	806,208	—

Total Current Liabilities	33,933,978	117,977
Deferred underwriting fee payable	28,980,000	—

Total Liabilities	62,913,978	117,977

Commitments
Class A ordinary shares subject to possible redemption, 78,839,453 and no shares at redemption value at December 31, 2020 and 2019, respectively	788,506,176	—

Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,960,547 and none issued and outstanding (excluding 78,839,453 and no shares subject to possible redemption) at December 31, 2020 and 2019, respectively	396	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 20,700,000 and one shares issued and outstanding at December 31, 2020 and 2019, respectively	2,070	—
Additional paid-in capital	11,760,012	—
Accumulated deficit	(6,762,471)	(17,631)

Total Shareholders’ Equity (Deficit)	5,000,007	(17,631)

Total Liabilities and Shareholders’ Equity (Deficit)	$856,420,161	$100,346

The accompanying notes are an integral part of the consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.

(FORMERLY KNOWN AS SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. III)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2020	For the Period from October 18, 2019 (Inception) Through December 31, 2019
Formation and operating costs	$6,862,095	$17,631

Loss from operations	(6,862,095)	(17,631)
Other income:
Interest income on marketable securities held in Trust Account	117,255	—

Net loss	$(6,744,840)	$(17,631)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	108,934,119	—

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.00	$—

Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	21,178,291	1

Basic and diluted net loss per share, Non-redeemable ordinary shares	$(0.32)	$(17,631)

The accompanying notes are an integral part of the consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.

(FORMERLY KNOWN AS SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. III)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance—October 18, 2019 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary share	—	—	1	—	—	—	—
Net loss	—	—	—	—	—	(17,631)	(17,631)

Balance—December 31, 2019	—	—	1	—	—	(17,631)	(17,631)
Cancellation of Class B ordinary share	—	—	(1)	—	—	—	—
Issuance of Class B ordinary shares to Sponsor(1)	—	—	20,700,000	2,070	22,930	—	25,000
Sale of 82,800,000 Units, net of underwriting discount and offering expenses	82,800,000	8,280	—	—	783,835,374	—	783,843,654
Sale of 10,933,333 Private Placement Warrants	—	—	—	—	16,400,000	—	16,400,000
Ordinary shares subject to redemption	(78,839,453)	(7,884)	—	—	(788,498,292)	—	(788,506,176)
Net loss	—	—	—	—	—	(6,744,840)	(6,744,840)

Balance—December 31, 2020	3,960,547	$396	20,700,000	$2,070	$11,760,012	$(6,762,471)	$5,000,007

The accompanying notes are an integral part of the consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.

(FORMERLY KNOWN AS SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. III)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year End December 31, 2020	For the Period from October 18, 2019 (Inception) Through December 31, 2019
Cash Flows from Operating Activities:
Net loss	$(6,744,840)	$(17,631)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(117,255)	—
Changes in operating assets and liabilities:
Prepaid expenses	(299,666)	—
Accrued expenses	4,934,643	—

Net cash used in operating activities	(2,227,118)	(17,631)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(828,000,000)	—

Net cash used in investing activities	(828,000,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000	—
Proceeds from sale of Units, net of underwriting discounts paid	813,600,000	—
Proceeds from sale of Private Placement Warrants	16,400,000	—
Advances from related parties	193,137	17,631
Repayment of advances from related parties	(17,631)	—
Proceeds from Investors in connection with business combination	95,999,990	—
Repayment of Investors funds in connection with business combination	(68,000,000)	—
Proceeds from promissory note—related party	1,106,208	—
Repayment of promissory note—related party	(300,000)	—
Payment of offering costs	(776,346)	—

Net cash provided by financing activities	858,230,358	17,631

Net Change in Cash	28,003,240	—
Cash—Beginning	—	—

Cash—Ending	$28,003,240	—

Non-cash investing and financing activities:
Initial classification of ordinary shares subject to possible redemption	$795,251,020	$—

Change in value of ordinary shares subject to possible redemption	$(6,744,844)	$—

Deferred underwriting fee	$28,980,000	$—

Deferred offering cost included in accrued offering costs	$—	$100,346

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Clover Health Investments, Corp., formerly known as Social Capital Hedosophia Holdings Corp. III (“SCH”), (the “Company”) was incorporated as a Cayman Islands exempted company on October 18, 2019. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”).

Business Combination

On October 5, 2020, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Clover Health Investments, Corp., a Delaware corporation (“Clover”), and Asclepius Merger Sub Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub”).

On January 7, 2021, as contemplated by the Merger Agreement, the Company filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which the Company was domesticated and continues as a Delaware corporation, changing its name to “Clover Health Investments, Corp.” (the “Domestication”).

On January 7, 2021, as contemplated by the Merger Agreement, Clover Health Investments, Corp. (“Clover Health”) consummated the merger transactions contemplated by the Merger Agreement, whereby (i) (x) Merger Sub merged with and into Clover, the separate corporate existence of Merger Sub ceased and Clover became the surviving corporation and a wholly owned subsidiary of Clover Health (the “First Merger”) and (y) Clover merged with and into Clover Health, the separate corporate existence of Clover ceased and Clover Health became the surviving corporation (together with the First Merger, the “Mergers”, and collectively with the “Domestication,” the “Transactions”) and (ii) as a result of the Mergers, among other things, (i) all outstanding shares of common stock of Clover immediately prior to the effective time of the First Merger were cancelled in exchange for the right to receive, at the election of the holders thereof (except with respect to the shares held by entities controlled by Vivek Garipalli and the holders of convertible securities previously issued by Clover to certain holders who will receive only shares of Class B Common Stock, par value $0.0001 per share, of Clover Health (“Class B Common Stock”), which will be entitled to 10 votes per share), an amount in cash, shares of Class B Common Stock, or a combination thereof, as adjusted in accordance with the Merger Agreement, which equaled in the aggregate $499,751,045 in cash and 260,965,701 shares of Class B Common Stock (at a deemed value of $10.00 per share); (ii) shares of Clover held by entities controlled by Vivek Garipalli and the holders of the convertible securities immediately prior to the effective time of the First Merger were cancelled in exchange for the right to receive shares of Clover Health Class B Common Stock based on an Exchange Ratio (as defined in the Merger Agreement) of 2.0681; and (iii) all shares of Clover Common Stock reserved in respect of Clover stock options and restricted stock units (“RSUs”) outstanding as of immediately prior to the effective time of the First Merger, were converted, based on the Exchange Ratio, into awards based on shares of Clover Health Class B Common Stock. The consideration that a Clover stockholder received was subject to pro rata adjustment depending on the election made by such stockholder, if any, in accordance with the terms of the Merger Agreement. The pro rata adjustments were made based on an Actual Cash/Stock Ratio (as defined in the Merger Agreement) of 32.3%.

In connection with the consummation of the Transactions (the “Closing”), (i) each issued and outstanding Class A ordinary share, par value $0.0001 per share, of SCH (“SCH Class A ordinary shares”) converted automatically, on a one-for-one basis, into a share of Class A Common Stock, par value $0.0001 per share, of Clover Health (the “Class A Common Stock”, and together with the Class B Common Stock, the “Common Stock”), which will be entitled to one vote per share, (ii) each of the issued and outstanding Class B ordinary shares, par value $0.0001 per share, of SCH, converted automatically, on a one-for-one basis, into a share of

Class A Common Stock, (iii) each issued and outstanding warrant of SCH converted automatically into a warrant to acquire one share of Class A Common Stock (“Warrant”), pursuant to the Warrant Agreement, dated April 21, 2020, between SCH and Continental Stock Transfer & Trust Company, as warrant agent, and (iv) each issued and outstanding unit of SCH (“SCH unit”) that has not been previously separated into the underlying Class A Ordinary Share and underlying warrant of SCH upon the request of the holder thereof, was cancelled and the holder thereof is entitled to one share of Class A Common Stock and one-third of one Warrant.

Pursuant to the subscription agreements (the “Subscription Agreements”) entered into on October 5, 2020, by and among SCH and certain investors (collectively, the “PIPE Investors”), Clover Health issued and sold to the PIPE Investors (substantially concurrently with the consummation of the Mergers) an aggregate of 40,000,000 shares of Class A Common Stock for an aggregate purchase price equal to $400 million (the “PIPE Investment”), of which 15,200,000 shares were purchased by affiliates of SCH Sponsor III LLC (the “Sponsor”, and collectively, the “Sponsor Related PIPE Investors”).

The Transactions and PIPE Investment were approved by the Company’s shareholders at an extraordinary general meeting of the Company’s shareholders held on January 6, 2021 (the “Special Meeting”). Prior to and in connection with the Special Meeting, holders of 24,892 shares of SCH Class A ordinary shares (including those that underlie the SCH units) that were registered pursuant to the Registration Statements on Form S-1 (333-236776 and 333-237777) and the shares of Class A Common Stock issued as a matter of law upon the conversion thereof on the effective date of the Domestication (the “Public Shares”) exercised their right to redeem those shares for cash at a price of $10.00141613 per share, for an aggregate of $248,955. The per share redemption price of $10.00141613 for public shareholders electing redemption was paid out of the Company’s Trust Account (as defined below), which after taking into account the redemptions, had a balance immediately prior to the Closing of $827,868,300, which cash balance was used to pay the $499,751,045 cash component of the merger consideration.

Immediately after giving effect to the Transactions and the PIPE Investment, there were 143,475,108 shares of Class A Common Stock, 260,965,701 shares of Class B Common Stock and 38,533,271 Warrants outstanding.

Business Prior to the Business Combination

All activity through December 31, 2020 related to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and activities in connection with the proposed acquisition of Clover.

The registration statements for the Company’s Initial Public Offering became effective on April 21, 2020. On April 24, 2020, the Company consummated the Initial Public Offering of 82,800,000 units (the “Units” and, with respect to the shares of Class A ordinary shares included in the Units sold, the “Public Shares”), which included the full exercise by the underwriters of the over-allotment option to purchase an additional 10,800,000 Units, at $10.00 per Unit, generating gross proceeds of $828,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 10,933,333 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $16,400,000, which is described in Note 4.

Transaction costs amounted to $44,156,346 consisting of $14,400,000 of underwriting fees, $28,980,000 of deferred underwriting fees and $776,346 of other offering costs.

Following the closing of the Initial Public Offering on April 24, 2020, an amount of $828,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) located in the United States and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the Closing.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and results of its operations, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Asclepius Merger Sub Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020 and 2019.

Cash and Marketable Securities Held in Trust Account

At December 31, 2020, the assets held in the Trust Account were primarily invested in money market funds, which invest in U.S. Treasury securities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s consolidated balance sheets.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020 and 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

As of December 31, 2020 and 2019, the Company was considered an exempted Cayman Islands Company and was not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 38,533,333 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s consolidated statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, by the weighted average number of Class A ordinary shares subject to possible redemption outstanding since original issuance.

Net income (loss) per share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to Class A ordinary shares subject to possible redemption, by the weighted average number of non-redeemable ordinary shares outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable ordinary shares of common stock as these shares do not have any redemption features. Non-redeemable ordinary shares participate in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Year Ended December 31, 2020	For the Period from October 18, 2019 (Inception) Through December 31, 2019
Class A Ordinary Shares Subject to Possible Redemption
Numerator: Earnings allocable to Class A ordinary shares subject to possible redemption
Interest earned on marketable securities held in Trust Account	$111,650	$—

Net income attributable to Class A ordinary shares subject to possible redemption	$111,650	$—

Denominator: Weighted Average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	108,934,119	—

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.00	$—

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(6,744,840)	$(17,631)
Less: Net income attributable to Class A ordinary shares subject to possible redemption	(111,650)	—

Non-Redeemable Net Loss	$(6,856,490)	$(17,631)

Denominator: Weighted Average Non-redeemable ordinary shares
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	21,178,291	1

Basic and diluted net loss per share, Non-redeemable ordinary shares	$(0.32)	$(17,631)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution which, at times, may exceed the Federal Depository Insurance Coverage of $250,000 per account. The Company has not experienced losses on this account, and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 82,800,000 Units, which includes the full exercise by the underwriter of its option to purchase an additional 10,800,000 Units, at a purchase price of $10.00 per Unit. Each Unit consisted of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 7).

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In October 2019, the Company issued one ordinary share to the Sponsor for no consideration. On January 21, 2020, the Company cancelled the one share issued in October 2019 and the Sponsor purchased 17,250,000 Founder Shares (as defined below) for an aggregate purchase price of $25,000. On April 21, 2020, the Company effected a share capitalization, resulting in 20,700,000 Founder Shares issued and outstanding as of such date. All share and per-share amounts have been retroactively restated to reflect the share capitalization. The Founder Shares converted into Class A ordinary shares upon consummation of the Mergers on a one-for-one basis.

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on April 21, 2020, the Company agreed to pay an affiliate of the Sponsor up to $10,000 per month for office space and administrative and support services. For the year ended December 31, 2020, the Company incurred $80,000 of such fees, and such amount is included in accrued expenses in the accompanying consolidated balance sheets. Upon the Closing of the Mergers, the Company ceased incurring these monthly fees.

Advances—Related Party

The Sponsor advanced the Company an aggregate of $17,631 to cover expenses related to the Initial Public Offering. The advances were non-interest bearing and due on demand. Advances in the aggregate amount of $17,631 were repaid in February 2020.

During the period ended December 31, 2020, the Sponsor advanced the Company an aggregate of $193,137 to cover certain merger related expenses. The advances were non-interest bearing and due on demand.

Due to Investors

During the period ended December 31, 2020, the PIPE Investors advanced $27,999,990 to the Company in anticipation of the closing of the PIPE Investment. In conjunction with the Closing, the advances were applied to the closing of the PIPE Investment.

Promissory Note—Related Party

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

On October 19, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $2,500,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) April 24, 2022 and (ii) the completion of the Business Combination. As of December 31, 2020, the Company borrowed $806,208 under the Promissory Note. The Promissory Note was repaid at the closing of the Mergers.

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

In connection with the Closing, on January 7, 2021, Clover Health, the Sponsor, SCH’s independent directors, certain stockholders of Clover and the other parties thereto entered into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which Clover Health agreed to register for resale, pursuant to Rule 415 under the Securities Act, certain shares of Clover Health Common Stock and other equity securities of Clover Health that are held by the parties thereto from time to time. Additionally, the Registration Rights Agreement contains certain restrictions on transfer with respect to the shares of Clover Health Common Stock held by the Sponsor and certain stockholders of Clover immediately following the Closing (not including the shares of Clover Health Class A Common Stock issued in the PIPE Investment pursuant to the terms of the Subscription Agreements) (the “Lock-up Shares”).

Underwriting Agreement

The underwriters in connection with SCH’s initial public offering were entitled to a deferred fee of $0.35 per Unit, or $28,980,000 in the aggregate. The deferred fee was paid upon the closing of the Mergers from the amounts held in the Trust Account.

Financial Advisory Fee

The underwriters agreed to reimburse the Company for an amount equal to 10% of the discount paid to the underwriters for financial advisory services provided by Connaught (UK) Limited in connection with the Initial Public Offering, of which $1,440,000 was paid at the closing of the Initial Public Offering and $2,898,000 was paid at the closing of the Mergers.

NOTE 7. SHAREHOLDERS’ EQUITY

Preferred Shares—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, and preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At December 31, 2020 and 2019, there were no preferred shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 3,960,547 Class A ordinary shares issued and outstanding, excluding 78,839,453 Class A ordinary shares subject to possible redemption. At December 31, 2019, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At December 31, 2020 and 2019, there were 20,700,000 and one Class B ordinary shares issued and outstanding, respectively.

Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as otherwise required by law.

The Class B ordinary shares automatically converted into Class A ordinary shares at the closing of the Mergers.

Warrants—Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

NOTE 8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC Topic 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

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

The following table presents information about the Company’s assets that were measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$828,117,255

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than as described below or in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

As described in Note 1, the Company consummated the Mergers on January 7, 2021.

Legal Proceedings

On October 29, 2020, Paul Chaplin, a purported stockholder of SCH, filed a lawsuit in the Supreme Court of the State of New York, County of New York, captioned Paul Chaplin v. Social Capital Hedosophia Holdings Corp. III, et al., case number 655802/2020, against SCH and the members of its board of directors (the “Chaplin Complaint”). The Chaplin Complaint asserts a breach of fiduciary duty claim against the individual defendants and an aiding and abetting claim against SCH in connection with the proposed business combination. The Chaplin Complaint alleged, among other things, that (i) defendants engaged in a flawed and unfair sales process and agreed to inadequate consideration in connection with the proposed Business Combination, and (ii) that our Registration Statement on Form S-4 filed with the SEC on October 20, 2020 in connection with the proposed Business Combination is materially misleading and incomplete. The Chaplin Complaint sought, among other things, to enjoin the proposed Business Combination, rescind the transaction or award rescissory damages to the extent it is consummated, and an award of attorneys’ fees and expenses. On January 6, 2021, Chaplin and the Company entered into a confidential settlement agreement, pursuant to which Chaplain released their claims against the Company and the other defendants, and the Company agreed to pay certain fees and expenses to counsel for Chaplin.

In February 2021, several putative class actions and a derivative action were filed against the Company and some of its officers alleging, inter alia, violations of sections 10(b) and 20(a) of the Exchange Act, Rule 10b-5 promulgated under the Exchange Act, and sections 11 and 15 of the Securities Act. These cases are in early stages, and we are unable to reasonably determine the outcome or estimate the loss in connection with these complaints, and as such, have not recorded a loss contingency.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Control over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies. Additionally, for as long as we remain an emerging growth company, we intend to take advantage of the exemption permitting us not to comply with the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Background and Remediation of Material Weakness — Technical Accounting Related to Derivative Accounting

In connection with the preparation of the audited financial statements of Clover Health Investments, Corp. and its consolidated subsidiaries as of prior to the consummation of the Business Combination for the year ended December 31, 2020, we identified a material weakness in our internal control over financial reporting, as described further below. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness related specifically to our application of the FASB Accounting Standards Codification for derivatives (ASC 815) in the valuation of the embedded derivative features of the convertible securities of Clover Health Investments Corp. and its consolidated subsidiaries as of prior to the consummation of the Business Combination at December 31, 2020, and the varying treatment of each tranche of such securities under ASC 815. The derivative liability in connection with the convertible securities should have been valued at $44.8 million but was instead valued at $0. For the quarter and fiscal year ended December 31, 2020, the adjustment decreased the gain on derivatives by $44.8 million, with a corresponding increase to net loss for the same periods, in each case as compared to the amounts reflected in the Company’s press release announcing our financial results for the three months and year ended December 31, 2020 that we furnished in a Current Report on Form 8-K that was filed on March 1, 2020. Management has determined that the material weakness has been remediated due to the fact that the embedded derivative was extinguished upon the consummation of the Business Combination on January 7, 2021.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table provides information regarding our executive officers, key employees and directors as of March 30, 2021:

Name	Age	Position(s)
Executive Officers
Vivek Garipalli(1)	42	Chief Executive Officer and Director
Andrew Toy	42	President, Chief Technology Officer and Director
Joseph Wagner	47	Chief Financial Officer
Gia Lee	51	General Counsel and Corporate Secretary
Jamie L. Reynoso	52	Chief Operating Officer
Key Employees
Dr. Sophia Chang	60	Chief Clinical Informatics Officer
Dr. Kumar Dharmarajan	41	Chief Scientific Officer
Dr. Mark Spektor	51	Chief Medical Officer
Non-Employee Directors
Chelsea Clinton(2)(3)	41	Director
William G. Robinson, Jr.(2)	56	Director
Lee A. Shapiro(1)(3)	65	Director
Nathaniel S. Turner(1)(2)	35	Director

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.

Executive Officers

Vivek Garipalli. Vivek Garipalli has served as our Chief Executive Officer and as a member of our board of directors since the Closing and previously held the same positions with Clover, which Mr. Garipalli co-founded, since July 2014. Previously, Mr. Garipalli also served as Clover’s President from July 2014 to March 2019. Mr. Garipalli holds a B.B.A. in entrepreneurship from Emory University.

We believe that Mr. Garipalli is qualified to serve as a member of our board of directors due to the perspective and experience he brings as Clover’s co-founder and Chief Executive Officer and due to his extensive experience managing healthcare companies.

Andrew Toy. Andrew Toy has served as our President, our Chief Technology Officer and as a member of our board of directors since the Closing and previously held the same positions with Clover since March 2019, February 2018 and November 2018, respectively. Prior to joining Clover, Mr. Toy served as a Product Director at Google LLC, a multinational technology company, from May 2014 to February 2018. Mr. Toy holds a B.S. and an M.S. in computer science from Stanford University.

We believe that Mr. Toy is qualified to serve as a member of our board of directors due to the perspective and experience he brings as Clover’s President and Chief Technology Officer and due to his extensive experience overseeing technology and analytics at other companies.

Joseph Wagner. Joseph Wagner has served as our Chief Financial Officer since the Closing and previously held the same position with Clover since January 2020. Prior to joining Clover, Mr. Wagner served as a Regional Chief Financial Officer at UnitedHealth Group Incorporated, a healthcare organization, from February 2016 to

December 2019. Mr. Wagner served as the Chief Financial Officer for Healthcare Interactive, a middleware healthcare company, from October 2014 to January 2016. Mr. Wagner holds a B.B.A. in accountancy from the University of Notre Dame and is a certified public accountant (inactive).

Gia Lee. Gia Lee has served as our General Counsel and our Secretary since the Closing and previously held the same positions with Clover since January 2020 and August 2020, respectively. Prior to joining Clover, Ms. Lee served as Deputy General Counsel at the U.S. Department of Health and Human Services from June 2011 to January 2017. Ms. Lee also served as a professor at UCLA School of Law and as an Attorney-Advisor at the U.S. Department of Justice’s Office of Legal Counsel. Ms. Lee holds an A.B. in social studies and women’s studies from Harvard University, an MPhil in social and political theory from the University of Cambridge and a J.D. from Harvard Law School.

Jamie L. Reynoso. Jamie L. Reynoso has served as our Chief Operating Officer since the Closing and previously held the same position with Clover since July 2020. Prior to joining Clover, Ms. Reynoso served as the Chief Executive Officer and the Chief Operating Officer of Memorial Hermann Health Solutions, Inc., a provider of health insurance plans, from April 2016 to December 2019. From November 2012 to April 2016, Ms. Reynoso served as the Regional Vice President of Payer Strategy and Operations at Catholic Health Initiatives, a nonprofit, faith-based health system. Ms. Reynoso holds a B.B.A. from Texas A&M University-Kingsville.

Key Employees

Dr. Sophia Chang. Dr. Sophia Chang has served as our Chief Clinical Informatics Officer since the Closing and previously held the same position with Clover since March 2017. Prior to joining Clover, Dr. Chang served as the Chief Clinical Innovation Officer at CareMore Health, a subsidiary of Anthem Inc., an integrated health plan and care delivery system for Medicare and Medicaid patients, from February 2016 to February 2017. From May 2014 to January 2016, Dr. Chang served as the Vice President of Programs at California Health Care Foundation, an independent, nonprofit organization that focuses on improving the healthcare system for the people of California. Dr. Chang holds a B.A. in political science from Amherst College, an M.P.H. from the University of California, Berkeley and an M.D. from Columbia University College of Physicians and Surgeons.

Dr. Kumar Dharmarajan. Dr. Kumar Dharmarajan has served as our Chief Scientific Officer since the Closing and previously held the same position with Clover since July 2017. Dr. Dharmarajan has served as an Assistant Professor at Yale University School of Medicine and a member of the research faculty at Yale’s New Haven Hospital Center for Outcomes Research and Evaluation since July 2014. Dr. Dharmarajan holds an A.B. in social studies from Harvard University, an M.B.A. in business administration and management from Columbia Business School and an M.D. from Columbia University College of Physicians and Surgeons.

Dr. Mark Spektor. Dr. Mark Spektor has served as our Chief Medical Officer since the Closing and previously held the same position with Clover since January 2015. Prior to joining Clover, Dr. Spektor served as the Chief Clinical Integration Officer at CarePoint Health System, a preventive medicine, disease management and healthcare education health system, from June 2014 to January 2015. Dr. Spektor holds a B.A. in political science and biology from Rutgers University, an M.B.A. in healthcare management from the University of Massachusetts, Amherst and a D.O. from the University of Medicine and Dentistry of New Jersey.

Non-Employee Directors

Chelsea Clinton. Chelsea Clinton has served as a member of our board of directors since the Closing and previously held the same position with Clover since February 2017. Since March 2013, Ms. Clinton has served as Vice Chair of the Clinton Foundation, where her work emphasizes improving global and domestic health, creating service opportunities and empowering the next generation of leaders. Ms. Clinton has also served as an Adjunct Assistant Professor at Columbia University’s Mailman School of Public Health since 2012. Ms. Clinton has served as a member of the board of directors of the Clinton Health Access Initiative since September 2011.

Ms. Clinton has served as a member of the boards of directors of IAC Holdings, Inc., a media and internet company, since September 2011, Expedia Group, Inc. (formerly Expedia, Inc.), an online travel shopping company, since March 2017 and Nurx Inc., a telemedicine start-up company, since June 2018. In addition to her for-profit affiliations, Ms. Clinton currently serves on the boards of directors of The School of American Ballet, The Africa Center, the Alliance for a Healthier Generation, the Weill Cornell Medical College and Columbia University’s Mailman School of Public Health, and as Co-Chair of the Advisory Board of the Of Many Institute at New York University. Ms. Clinton holds a B.A. in history from Stanford University, an MPhil and a DPhil in international relations from Oxford University and an M.P.H. from Columbia University’s Mailman School of Public Health.

We believe that Ms. Clinton is qualified to serve as a member of our board of directors because of her extensive health background, her experience as a director of public companies and non-profit organizations and her knowledge of our industry.

Lee A. Shapiro. Lee A. Shapiro has served as a member of our board of directors since the Closing. Mr. Shapiro co-founded and has served as the Managing Partner at 7Wire Ventures, an early-stage healthcare venture fund, since June 2013. Mr. Shapiro previously served as Chief Financial Officer of Livongo Health, Inc., a mobile health monitoring technology company, from December 2018 to November 2020. Mr. Shapiro served as a director from August 2013 until April 2019. Mr. Shapiro joined Allscripts Healthcare Solutions, Inc., a provider of electronic prescribing, practice management and electronic health record technology, in April 2000 and served as President from April 2002 to December 2012. He previously served as a director of Tivity Health, Inc., a provider of fitness and health improvement programs, from May 2015 to May 2020 and a director of Medidata Solutions, Inc., a global provider of cloud-based solutions for life sciences, from June 2011 to October 2019. He also serves as a director of some of the 7Wire Ventures portfolio companies. He serves on the National Board of the American Heart Association and the advisory board of the Gastro-Intestinal Research Foundation. Mr. Shapiro holds a B.S. in accountancy from the University of Illinois Urbana-Champaign and a J.D. from The University of Chicago Law School.

We believe that Mr. Shapiro is qualified to serve as a member of our board of directors because of his extensive finance background, including service as a chief financial officer of a public company, his experience as a director of a public company, and his knowledge of our industry.

Nathaniel S. Turner. Nathaniel S. Turner has served as a member of our board of directors since the Closing and previously held the same position with Clover since April 2015. Mr. Turner co-founded and has served as the Chief Executive Officer of Flatiron Health, Inc., a cancer research and data collection software company, since June 2012. From June 2010 to June 2012, Mr. Turner served as a Product Manager at Google Inc. Mr. Turner holds a B.S. in economics from the Wharton School of the University of Pennsylvania.

We believe that Mr. Turner is qualified to serve as a member of our board of directors because of his extensive experience as an investor in many technology, high-growth, healthcare companies, his experience as an executive at a healthcare company, and his knowledge of our industry.

William G. Robinson, Jr. William G. Robinson, Jr. has served as a member of our board of directors since March 25, 2021. Mr. Robinson has served as the President of Broadgate Human Capital, LLC, a management consulting firm, since October 2018. Prior to Broadgate, Mr. Robinson served as the Executive Vice President and Chief Human Resources Officer for Sabre Corporation, a travel technology company, from December 2013 to September 2017. Prior to Sabre, Mr. Robinson served as the Senior Vice President and Chief Human Resources Officer at Coventry Health Care, a diversified managed health care company from 2012 to 2013. From 2010 to 2011, Mr. Robinson served as Senior Vice President for human resources at Outcomes Health Information Solutions, a healthcare analytics and information company specializing in the optimization and acquisition of medical records. Prior to that, from 1990 to 2010, he worked for General Electric, where he held several human resources leadership roles in diverse industries including information technology, healthcare, energy, security and industrial. Mr. Robinson has served as a member of the board of directors of American Public Education, Inc. since June 2016 and Must Ministries since June 2019. He has also served as a member of the board of trustees for the American Public University System since May 2020. Mr. Robinson holds a B.A. in communications from Wake Forest University and an M.A. in human resources from Bowie State University.

We believe that Mr. Robinson is qualified to serve as a member of our board of directors because of his extensive experience as an executive officer in technology and healthcare companies, his experience as a director of a public company, and his knowledge of our industry.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Chelsea Clinton and Lee A. Shapiro, with Mr. Shapiro serving as chair of the committee. The composition of our nominating and governance committee meets the requirements for independence under the current Nasdaq listing standards and SEC rules and regulations. Our nominating and corporate governance committee is responsible for, among other things:

•	identifying, evaluating and recommending nominees to our board of directors and its committees;

•	conducting searches for appropriate directors;

•	evaluating the performance of our board of directors and of individual directors;

•	considering and making recommendations to our board of directors regarding the composition of the board and its committees;

•	reviewing developments in our corporate governance practices;

•	evaluating the adequacy of our corporate governance practices and reporting; and

•	making recommendations to our board of directors concerning corporate governance matters.

Our nominating and corporate governance committee has a written charter approved by our board of directors. A copy of the charter is available on the Investor Relations section of our website, which is located at https://investors.cloverhealth.com, by clicking on “Governance Overview” in the “Governance” section of our website.

Nomination to the Board of Directors

Candidates for nomination to our board of directors are selected by our board of directors based on the recommendation of our nominating and corporate governance committee in accordance with its charter, our restated certificate of incorporation and restated bylaws, our Corporate Governance Guidelines and the criteria approved by our board of directors regarding director candidate qualifications. In recommending candidates for nomination, our nominating and corporate governance committee considers candidates recommended by directors, officers, employees, stockholders and others, using the same criteria to evaluate all candidates.

Our restated bylaws provide that stockholders may present nominations to be considered at an annual meeting by providing timely notice to our Secretary at our principal executive office.

A stockholder’s notice to the Secretary must set forth the information required by our restated bylaws. If a stockholder who has notified Clover Health of such stockholder’s intention to present a nomination for persons for election at an annual meeting does not appear to present such stockholder’s proposal at such meeting, Clover Health does not need to present the nomination of persons for election for vote at such meeting.

Audit Committee

Our audit committee consists of Vivek Garipalli, Lee A. Shapiro and Nathaniel S. Turner, with Mr. Shapiro serving as the chair of the committee. The composition of our audit committee other than Vivek Garipalli meets the requirements for independence under the current Nasdaq listing standards and SEC rules and regulations. We intend to appoint one additional independent director to our audit committee to replace Mr. Garipalli within one year following SCH’s initial public offering pursuant to the Nasdaq phase-in provisions for transfers from other markets. Each member of our audit committee is financially literate. In addition, our board of directors has determined that Mr. Shapiro is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K of the Securities Act. Our audit committee is responsible for, among other things:

•	selecting a firm to serve as the independent registered public accounting firm to audit our financial statements;

•	helping to ensure the independence of the independent registered public accounting firm;

•

discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;

•	developing procedures for employees to anonymously submit concerns about questionable accounting or audit matters; and

•	considering the adequacy of our internal accounting controls and audit procedures.

Our audit committee has a written charter approved by our board of directors. A copy of the charter is available on the Investor Relations section of our website, which is located at https://investors.cloverhealth.com, by clicking on “Governance Overview” in the “Governance” section of our website.

Code of Ethics

Our board of directors has adopted a code of ethics that applies to all of our executive officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The code of ethics is available on our website, www.investors.cloverhealth.com. In addition, we intend to make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our website rather than by filing a Current Report on Form 8-K.

Delinquent Section 16 Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and any persons who own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Based solely on our review of the copies of such forms filed with the SEC and written representations from the directors and executive officers, we believe that all Section 16(a) filing requirements were timely met in the year ended December  31, 2020.

Item 11. Executive Compensation

As of December 31, 2020, the Company had four officers, Chamath Palihapitiya (Chairman and CEO), Ian Osborne (President), Steven Trieu (CFO) and Simon Williams (General Counsel and Secretary), none of whom received any compensation for their service as officers of the Company. The Company had no other officers or employees. Concurrently with the completion of the Mergers, the Company’s officers resigned from their respective positions.

We entered into an agreement with an affiliate of Sponsor, pursuant to which we accrued an obligation to such affiliate a total of $10,000 per month for office space, administrative and related support services. Upon completion of the Business Combination, we ceased accruing these monthly fees.

We did not make any equity awards to any of our executive officers during the fiscal year ending December 31, 2020.

Until the completion of the Mergers, sponsors, officers and directors, or any of their respective affiliates, were reimbursed for any reasonable out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviewed on a quarterly basis all payments that were made to our sponsors, officers, directors or our or any of their affiliates. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment. Other than as described above, none of our directors received compensation for their service on our board of directors for the fiscal year ending December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

As of December 31, 2020, we had no compensation plans under which equity securities were authorized for issuance. In connection with the Mergers, our shareholders approved the Clover Health Investments, Corp. 2020 Equity Incentive Plan, 2020 Employee Stock Purchase Plan and Management Incentive Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to the Company regarding the beneficial ownership of the Company’s common stock as of January 7, 2021, by:

•	each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of any class of the Company’s common stock;

•	each named executive officer of the Company;

•	each director of the Company as of March 30, 2021; and

•	all executive officers and directors of the Company as of March 30, 2021, as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned by them, subject to community property laws where applicable. Shares of our Common Stock subject to stock options and warrants that are currently exercisable or exercisable within 60 days of January 7, 2021 and all shares of our Common Stock issuable pursuant to restricted stock units that will vest within 60 days of January 7, 2021, are deemed to be outstanding and to be beneficially owned by the person holding the stock options, warrants or restricted stock units for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The percentage ownership of the Common Stock is based on 140,375,253 shares of Class A Common Stock and 260,965,701 shares of Class B Common Stock outstanding as of January 7, 2021. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Clover Health Investments, Corp., 725 Cool Springs Blvd, Suite 320, Franklin, Tennessee 37067.

Name and Address of Beneficial Owner	Number of Shares of Class A Common Stock	% of Class A Common Stock	Number of Shares of Class B Common Stock	% of Class B Common Stock	% of Total Voting Power**
5% Holders
SCH Sponsor III LLC(1)	20,500,000	14.3%	—	—	*
ChaChaCha SPAC C LLC(2)	10,000,000	7.0%	—	—	*
Entities affiliated with Chamath Palihapitiya(3)	30,500,000	21.3%	284,891	*	1.2%
Entities affiliated with Ian Osborne(4)	25,500,000	17.8%	—	—	*
Entities affiliated with Vivek Garipalli(5)	—	—	83,584,543	32.0%	30.4%
Greenoaks Capital and affiliated entities(6)	—	—	96,331,338	36.9%	35.0%
Executive Officers and Directors
Vivek Garipalli(5)	—	—	83,584,543	32.0%	30.4%
Andrew Toy(7)	—	—	12,790,323	4.7%	4.4%
Chamath Palihapitiya(1)(2)(3)	30,500,000	21.3%	284,891	*	1.2%
Ian Osborne(1)(4)	25,500,000	17.8%	—	—	*
Simon Williams	—	—	—	—	—
Steven Trieu	—	—	—	—	—
Chelsea Clinton(7)	—	—	685,690	*	*
William G. Robinson, Jr.	—	—	—	—	—
Lee Shapiro	—	—	—	*	*
Nat Turner(8)	—	—	2,565,954	1.0%	*
All directors and executive officers as a group (9 individuals) (9)			101,931,019	36.8%	35.0%

*	Less than one percent.
**

Percentage of total voting power represents voting power with respect to all shares of Class A common stock and Class B common stock, as a single class. Each share of Class B common stock is entitled to ten votes per share and each share of Class A common stock is entitled to one vote per share. For more information about the voting rights of Common Stock, see the section below titled “Description of Securities” in this report.

(1)

Messrs. Palihapitiya and Osborne may be deemed to beneficially own shares held by SCH Sponsor III LLC by virtue of their shared voting and investment control over SCH Sponsor III LLC. The address of SCH Sponsor III LLC is 317 University Ave, Suite 200, Palo Alto, CA 94301.

(2)

Mr. Palihapitiya beneficially owns shares held by ChaChaCha SPAC C LLC by virtue of his voting and investment control over ChaChaCha SPAC C LLC. All shares held by ChaChaCha SPAC C LLC are subject to a pledge in favor of Credit Suisse AG, New York Branch as collateral with respect to a loan agreement. The address of ChaChaCha SPAC C LLC is 317 University Ave, Suite 200, Palo Alto, CA 94301.

(3)

Consists of (i) 20,500,000 shares of Class A common stock held by SCH Sponsor III LLC, (ii) 10,000,000 shares of Class A common stock held by ChaChaCha SPAC C LLC, and (iii) 284,891 shares of Class B common stock held by The Social + Capital Partnership III, L.P. for itself and as nominee for The Social + Capital Partnership Principals Fund III, L.P. (“Social Capital Partnership III”). Mr. Palihapitiya may be deemed to beneficially own the shares held by Social Capital Partnership III by virtue of his shared voting and investment control over Social Capital Partnership III. The address of Mr. Palihapitiya and each of these entities is 317 University Ave, Suite 200, Palo Alto, CA 94301.

(4)

Consists of (i) 20,500,000 shares of Class A common stock held by SCH Sponsor III LLC and (ii) 5,000,000 shares of Class A common stock held by Hedosophia Public Investments Limited. Mr. Osborne serves as a member of the board of directors of Hedosophia Public Investments Limited and as such, has shared voting and dispositive power with respect to the shares held by Hedosophia Public Investments Limited and may be deemed to beneficially own the shares held by Hedosophia Public Investments Limited. The address of Mr. Osborne and SCH Sponsor III LLC is 317 University Ave, Suite 200, Palo Alto, CA 94301 and the address of Hedosophia Public Investments Limited is Trafalgar Court, Les Banques, St Peter Fort, Guernsey G41 3QL.

(5)

Consists of (i) 5,645,934 shares of Class B common stock held by Caesar Ventures, LLC (“Caesar Ventures”), (ii) 2,062,265 shares of Class B common stock held by Caesar Clover, LLC (“Caesar Clover”), (iii) 75,694,143 shares of Class B common stock held by NJ Healthcare Investments, LLC (“NJ Healthcare”), and (iv) 182,201 shares of Class B common stock held by Titus Ventures, LLC (“Titus Ventures”). Mr. Garipalli serves as the sole manager of Caesar Ventures, Caesar Clover, NJ Healthcare and Titus Ventures, respectively. Therefore, Mr. Garipalli may be deemed to share voting power and dispositive power over the shares held by these entities. The address of each of these entities is 11 Colts Gait Lane, Colts Neck, NJ 07722.

(6)

Consists of (i) 4,018,431 shares of Class B common stock held of record by an affiliate of Greenoaks Capital Partners LLC (“Greenoaks Capital”), (ii) 3,085,306 shares of Class B common stock held of record by an affiliate of Greenoaks Capital, (iii) 8,678,540 shares of Class B common stock held of record by an affiliate of Greenoaks Capital, (iv) 2,716,239 shares of Class B common stock held of record by an affiliate of Greenoaks Capital, (v) 12,036,311 shares of Class B common stock held of record by an affiliate of Greenoaks Capital, (vi) 26,058,782 shares of Class B common stock held of record by an affiliate of Greenoaks Capital, (vii) 29,803,297 shares of Class B common stock held of record by an affiliate of Greenoaks Capital, and (viii) 9,934,432 shares of Class B common stock held of record by an affiliate of Greenoaks Capital. Benjamin Peretz is a Managing Member of the general partner of each of the entities affiliated with Greenoaks Capital. Therefore, Mr. Peretz may be deemed to share voting power and dispositive power over the shares held by these entities. The principal business address of each of these entities is 535 Pacific Avenue, 4th Floor, San Francisco, California 94133.

(7)	Consists of Class B common stock issuable upon the exercise of options exercisable within 60 days of January 7, 2021.
(8)

Consists of 2,565,954 shares of Class B common stock held by Multiple Holdings, LLC. Nat Turner is a partner in Multiple Holdings, LLC and may be deemed to share voting power and dispositive power over the shares held by Multiple Holdings, LLC. The address of Multiple Holdings, LLC is 139 Reade Street, apartment 5A, New York, NY 10013.

(9)	Includes 15,780,522 shares of Class B common stock issuable upon exercise of options exercisable within 60 days of January 7, 2021.

Item 13. Certain Relationships, Related Transactions and Director Independence

Founder Shares

In January 2020, the Sponsor purchased 17,250,000 SCH Class B ordinary shares for an aggregate purchase price of $25,000, or approximately $0.001 per share (after a subsequent share capitalization on April 21, 2020) (the “founder shares”). In March 2020, the Sponsor transferred 100,000 founder shares to each of Dr. James Ryans and Jacqueline D. Reses (two of SCH’s independent directors) at their original per-share purchase price. On April 21, 2020, SCH effected a pro rata share capitalization resulting in an increase in the total number of founder shares outstanding from 17,250,000 to 20,700,000 in order to maintain the ownership of founder shares at 20% of the issued and outstanding ordinary shares of SCH upon consummation of its initial public offering. The Sponsor received 3,450,000 founder shares in the share capitalization as a result of SCH’s independent directors waiving their right to receive shares in the share capitalization.

These founder shares are identical to the SCH Class A ordinary shares included in the units sold in SCH’s initial public offering, except that (i) only the holders of the founder shares have the right to vote on the election of directors prior to the initial business combination (as defined in SCH’s organizational documents), (ii) the founder shares are subject to certain transfer restrictions, (iii) the holders of the founder shares have agreed pursuant to a letter agreement to waive (x) their redemption rights with respect to the founder shares and public shares held by them in connection with the completion of a business combination, (y) their redemption rights with respect to any founder shares and public shares held by them in connection with a shareholder vote to amend the SCH’s organizational documents (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 24, 2022 or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (z) their rights to liquidating distributions from the trust account with respect to the founder shares if SCH fails to complete a business combination by April 24, 2022, (iv) the founder shares are automatically convertible into SCH Class A ordinary shares at the time of the initial business combination and (v) the founder shares are entitled to registration rights.

In connection with the Mergers, upon the Domestication, 20,700,000 founder shares automatically converted, on a one-for-one basis, into shares of our Class A common stock.

Private Placement Warrants

Simultaneously with the consummation of the initial public offering of SCH, the Sponsor purchased 10,933,333 private placement warrants to purchase one SCH Class A ordinary share at an exercise price of $11.50 at a price of $1.50 per warrant, or $16.4 million in the aggregate, in a private placement. Each private placement warrant entitled the holder to purchase one SCH Class A ordinary share for $11.50 per share. A portion of the proceeds from the sale of the private placement warrants was placed in the trust account of SCH. In connection with the Business Combination, upon the Domestication, each of the 10,933,333 private placement warrants automatically converted into a warrant to acquire one share of our Class A common stock.

The private placement warrants are identical to the public warrants included in the units sold in the initial public offering of SCH except that so long as the private placement warrants are held by the Sponsor or its permitted transferees: (i) they are not redeemable by us, (ii) (2) they (including the shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the Closing; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the shares issuable upon exercise of these warrants) are entitled to registration rights.

Registration Rights

The holders of the founder shares, private placement warrants, and warrants that may be issued upon conversion of working capital loans, if any (and any SCH Class A ordinary shares issuable upon the exercise of the private placement warrants or warrants issued upon conversion of the working capital loans and upon conversion of the founder shares) are entitled to registration rights pursuant to a registration rights agreement signed April 21, 2020 requiring SCH to register such securities for resale (in the case of the founder shares, only after conversion to SCH Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that SCH register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of SCH’s initial business combination and rights to require SCH to register for resale such securities pursuant to Rule 415 under the Securities Act. SCH will bear the expenses incurred in connection with the filing of any such registration statements.

In connection with the Closing, we, the Sponsor, SCH’s independent directors, certain stockholders of Clover, including entities affiliated with Mr. Garipalli, our Chief Executive Officer, entities affiliated with Greenoaks Capital, a holder of more than 5% of our outstanding capital stock, and entities affiliated with our director, Nathaniel Turner, and the other parties thereto entered into an Amended and Restated Registration Rights Agreement dated as of January 7, 2021 (the “Registration Rights Agreement”). Under the Registration Rights Agreement, we are obligated to file a registration statement to register the resale of shares of our Class A common stock held by the parties thereto and the private placement warrants held by the Sponsor and shares of our Class A common stock issuable upon the exercise of the private placement warrants. In addition, pursuant to the terms of the Registration Rights Agreement and subject to certain requirements and customary conditions, including with respect to the shares of our common stock held by the Sponsor and certain stockholders of Clover immediately following the Closing (not including the PIPE shares issued in the PIPE Investment pursuant to the terms of the subscription agreements) (the “Lock-up Shares”), including a lock-up of such shares in each case ending on the earlier of (i) the date that is 180 days after the Closing Date and (ii) (a) for 33.33% of the Lock-up Shares held by each of the parties thereto (and their respective permitted transferees), the date which the last reported sale price of our common stock equals or exceeds $12.50 per share (subject to adjustment) for any 20 trading days within any 30-trading day period commencing at least 31 days after the Closing Date and (b) for an additional 50% of the Lock-up Shares held by each of the parties thereto (and their respective permitted transferees), the date which the last reported sale price of our common stock equals or exceeds $15.00 per share (subject to adjustment) for any 20 trading days within any 30-trading day period commencing at least 31 days after the Closing Date. The lock-up set forth in the Registration Rights Agreement supersedes the lock-up provisions set forth in Section 7 of that certain letter agreement, dated as of April 21, 2020, by and among SCH, the Sponsor and each of the other parties thereto (the “Insider Letter”) which provisions in Section 7 of the Insider Letter shall be of no further force or effect as of the date of the Registration Rights Agreement. The Registration Rights Agreement will terminate on the earlier of (i) the tenth anniversary of the date of the Registration Rights Agreement or (ii) with respect to any party thereto, on the date that such party no longer holds any registrable securities.

Subscription Agreements

Concurrently with the execution of the Merger Agreement, we entered into subscription agreements with the PIPE investors that are existing directors, officers or equityholders of the Sponsor and its affiliates (together with their permitted transferees) (collectively, the “Sponsor Related PIPE Investors”), pursuant to which the Sponsor Related PIPE Investors have subscribed for shares of our Class A common stock in connection with the PIPE Investment. Certain of the Sponsor Related PIPE Investors are expected to fund $152,000,000 of the PIPE Investment, for which they will receive 15,200,000 shares of our Class A common stock. Specifically, (i) CHACHACHA SPAC C LLC, an entity affiliated with Chamath Palihapitiya (SCH’s Chairman and Chief Executive Officer), subscribed for 10,000,000 shares of our Class A common stock, (ii) Hedosophia Group Limited, an entity affiliated with Ian Osborne (SCH’s President and director), subscribed for 5,000,000 shares of our Class A common stock and (iii) Jacqueline D. Reses subscribed for 200,000 shares of our Class A common stock.

The PIPE Investment was consummated concurrently with the Closing.

Related Party Note and Advances

The Sponsor advanced SCH an aggregate of $17,631 to cover expenses related to the initial public offering. The advances were noninterest bearing and due on demand. Advances in the aggregate amount of $17,631 were repaid in February 2020.

On January 21, 2020, SCH issued an unsecured promissory note to the Sponsor, pursuant to which SCH borrowed an aggregate principal amount of $300,000. The note was non-interest bearing and payable on the earlier of (i) June 30, 2020 and (ii) the completion of the initial public offering. The borrowings outstanding under the note in the amount of $300,000 were repaid upon the consummation of the initial public offering on April 24, 2020.

On October 19, 2020, SCH issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which SCH may borrow up to an aggregate principal amount of $2,500,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) April 24, 2022 and (ii) the completion of the Business Combination. On October 19, 2020, SCH borrowed $806,208 under the Promissory Note.

Administrative Services Agreement

SCH entered into an agreement whereby, commencing on April 21, 2020 through the earlier of the consummation of a business combination or SCH’s liquidation, SCH agreed to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space and administrative and support services. For the three and nine months ended September 30, 2020, SCH incurred $30,000 and $50,000 of such fees. As of September 30, 2020, $50,000 is included in accrued expenses in the accompanying condensed balance sheets.

Financial Advisor Fees Related to Public Offering

In connection with SCH’s initial public offering, the underwriters of SCH’s initial public offering agreed to reimburse SCH for amounts paid by SCH to Connaught (UK) Limited for financial advisory services in an amount equal to 10% of the discount paid to the underwriters, of which $1,440,000 was paid at the closing of SCH’s initial public offering and up to $2,898,000 was paid at the time of the closing of SCH’s initial business combination. Connaught (UK) Limited is an affiliate of SCH, the Sponsor and certain of SCH’s directors and officers.

Related Person Transactions Policy

In connection with the Closing, our board of directors adopted a written related person transactions policy that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of our common stock and any members of the immediate family of and any entity affiliated with any of the foregoing persons are not permitted to enter into a material related person transaction with us without the review and approval of our audit committee or a committee composed solely of independent directors in the event it is inappropriate for our audit committee to review such transaction due to a conflict of interest. The policy provides that any request for us to enter into a transaction with an executive officer, director, nominee for election as a director, beneficial owner of more than 5% of our common stock or with any of their immediate family members or affiliates, in which the amount involved exceeds $120,000 will be presented to our audit committee for review, consideration and approval. In approving or rejecting any such proposal, we expect that our audit committee will consider the relevant facts and circumstances available and deemed relevant to the audit committee, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

Although we have not had a written policy for the review and approval of transactions with related persons, our board of directors has historically reviewed and approved any transaction where a director or officer had a financial interest, including all of the transactions described above. Prior to approving such a transaction, the material facts as to a director’s or officer’s relationship or interest as to the agreement or transaction were disclosed to our board of directors. Our board of directors would take this information into account when evaluating the transaction and in determining whether such transaction was fair to our company and in the best interest of all of our stockholders.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2020 and for the period from October 18, 2019 (inception) through December 31, 2019 totaled $113,750 and $37,500, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2020 and for the period from October 18, 2019 (inception) through December 31, 2019.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2020 and for the period from October 18, 2019 (inception) through December 31, 2019.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2020 and for the period from October 18, 2019 (inception) through December 31, 2019.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will continue to pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements. The financial statements listed in the Index to Financial Statements under Part II, Item 8 of this report.

(2)	Financial Statement Schedules. None.

(3)	Exhibits. The following exhibits are filed, furnished or incorporated by reference as part of this report.

			Incorporated by reference			Filed or furnished herewith
Exhibit No.	Exhibit title	Form	File No.	Exhibit No.	Filing date
2.1†	Agreement and Plan of Merger, dated as of October 5, 2020, by and among the Registrant, Asclepius Merger Sub Inc. and Clover Health Investments, Corp.	8-K	001-39252	2.1	10/6/2020

2.1(a)	Amendment to the Agreement and Plan of Merger, dated as of December 8, 2020	8-K	001-39252	2.1	12/10/2020

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39252	3.1	1/12/2021

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-39252	3.2	1/12/2021

4.1	Warrant Agreement, dated April 21, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-39252	4.1	4/24/2020

4.3	Description of Securities					X

4.5	Specimen Class A Common Stock Certificate of the Registrant	S-4/A	333-249558	4.5	11/20/2020

4.6	Specimen Class B Common Stock Certificate of the Registrant	S-4/A	333-249558	4.6	11/20/2020

10.1	Amended and Restated Registration Rights Agreement, dated as of January 7, 2021, by and among the Registrant, SCH Sponsor III LLC, certain former stockholders of Clover Health Investments, Corp., Dr. James Ryans, Jacqueline D. Reses and the other parties thereto	8-K	001-39252	10.1	1/12/2021

10.2*	Form of Indemnification Agreement	8-K	001-39252	10.2	1/12/2021

10.3*	Amended and Restated 2014 Equity Incentive Plan, and forms of agreement thereunder.	S-4	333-249558	10.15	10/20/2020

			Incorporated by reference			Filed or furnished herewith
Exhibit No.	Exhibit title	Form	File No.	Exhibit No.	Filing date

10.4*	2020 Equity Incentive Plan and forms of agreement thereunder.	8-K	001-39252	10.4	1/12/2021

10.5*	2020 Employee Stock Purchase Plan	8-K	001-39252	10.5	1/12/2021

10.6*	Management Incentive Plan	8-K	001-39252	10.6	1/12/2021

10.7*	Executive Incentive Bonus Plan	8-K	001-39252	10.7	1/12/2021

10.8*	Non-Employee Director Compensation Policy	8-K	001-39252	10.8	1/12/2021

10.9*	Employment Agreement, dated as of December 31, 2020, by and between the Registrant and Vivek Garipalli	8-K	001-39252	10.9	1/12/2021

10.10*	Employment Agreement, dated as of December 31, 2020, by and between the Registrant and Andrew Toy	8-K	001-39252	10.10	1/12/2021

10.11*	Offer Letter, dated as of December 20, 2018 by and between the Registrant and Gia Lee	8-K	001-39252	10.11	1/12/2021

10.12	Letter Agreement, dated as of April 21, 2020, by and among the Registrant, SCH Sponsor III LLC and the Registrant’s officers and directors.	8-K	001-39252	10.1	4/24/2020

10.13	Administrative Services Agreement, dated as of April 21, 2020, by and between the Registrant and Social Capital Holdings, Inc.	8-K	001-39252	10.4	4/24/2020

10.14*	Indemnity Agreement, dated as of April 21, 2020, by and between the Registrant and Chamath Palihapitiya.	8-K	001-39252	10.6	4/24/2020

10.15*	Indemnity Agreement, dated as of April 21, 2020, by and between the Registrant and Ian Osborne.	8-K	001-39252	10.7	4/24/2020

10.16*	Indemnity Agreement, dated as of April 21, 2020, by and between the Registrant and Dr. James Ryans.	8-K	001-39252	10.8	4/24/2020

10.17*	Indemnity Agreement, dated as of April 21, 2020, by and between the Registrant and Jacqueline D. Reses.	8-K	001-39252	10.9	4/24/2020

10.18*	Indemnity Agreement, dated as of April 21, 2020, by and between the Registrant and Steven Trieu.	8-K	001-39252	10.10	4/24/2020

10.19*	Indemnity Agreement, dated as of April 21, 2020, by and between the Registrant and Simon Williams.	8-K	001-39252	10.11	4/24/2020

			Incorporated by reference			Filed or furnished herewith
Exhibit No.	Exhibit title	Form	File No.	Exhibit No.	Filing date

21.1	List of Subsidiaries	8-K	001-39252	21.1	1/12/2021

24.1	Power of Attorney (included on the signature page)

31.1

Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

X

31.2

Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

X

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†

Schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The registrant hereby agrees to furnish supplementally a copy of any omitted schedule to the SEC upon its request.

*	Indicates a management contract or compensatory plan or arrangement.
**	Furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLOVER HEALTH INVESTMENTS, CORP.

By:	/s/ VIVEK GARIPALLI
Vivek Garipalli Chief Executive Officer

Date: March 31, 2021

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Vivek Garipalli as his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ VIVEK GARIPALLI Vivek Garipalli	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 31, 2021

/S/ ANDREW TOY Andrew Toy	President	March 31, 2021

/S/ JOSEPH WAGNER Joseph Wagner	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2021

/S/ CHELSEA CLINTON Chelsea Clinton	Director	March 31, 2021

/S/ LEE A. SHAPIRO Lee A. Shapiro	Director	March 31, 2021

/S/ NATHANIEL TURNER Nathaniel Turner	Director	March 31, 2021

/S/ WILLIAM G. ROBINSON, JR. William G. Robinson, Jr.	Director	March 31, 2021