Form 10-Q
period 2021-03-31
CLOVER HEALTH INVESTMENTS, CORP. /DE
filed 2021-05-17
CIK 1801170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 001-39252

Clover Health Investments, Corp.

(Exact Name of Registrant as Specified in its Charter)

Delaware	98-1515192
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
725 Cool Springs Boulevard, Suite 320, Franklin, Tennessee	37067
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (201) 432-2133

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	CLOV	The NASDAQ Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	CLOVW	The NASDAQ Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of May 10, 2021, the registrant had 148,279,247 shares of Class A Common Stock, $0.0001 par value per share, and 259,821,838 shares of Class B Common Stock, $0.0001 par value per share, issued and outstanding.

Table of Contents

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2021 and 2020	2
	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2021 and 2020	3
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	37

PART II.	OTHER INFORMATION	38

Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Mine Safety Disclosures	38
Item 5.	Other Information	38
Item 6.	Exhibits	39
Signatures		40

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CLOVER HEALTH INVESTMENTS, CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands, except share amounts)

	March 31, 2021 (Unaudited)	December 31, 2020
Assets:
Current assets
Cash and cash equivalents	$404,507	$92,348
Short-term investments	279,066	4,098
Investment securities, available-for sale (Amortized cost: 2021: $1,001; 2020: $0)	1,001	—
Investment securities, held-to-maturity (Fair value: 2021: $0; 2020: $266)	—	265
Accrued retrospective premiums	54,179	34,829
Other receivables	19,211	11,368
Healthcare receivable	30,225	38,745
Other assets, current	21,260	8,129
Total current assets	809,449	189,782
Investment securities, available-for sale (Amortized cost: 2021: $35,281; 2020: $53,953)	34,798	53,963
Investment securities, held-to-maturity (Fair value: 2021: $703; 2020: $471)	695	429
Property and equipment, net	2,024	2,078
Operating lease right-of-use assets	7,102	7,882
Goodwill and other intangible assets	4,233	4,233
Other assets, non-current	8,641	8,885
Total assets	$866,942	$267,252
Liabilities, convertible preferred stock and stockholders' equity:
Liabilities
Current liabilities
Unpaid claims	$117,582	$103,976
Accounts payable and accrued expenses	18,320	30,671
Accrued salaries and benefits	10,852	3,978
Operating lease liabilities	4,841	4,795
Current portion of notes and securities payable	21,425	20,803
Other liabilities, current	5	5
Total current liabilities	173,025	164,228
Notes and securities payable, net of discounts and deferred issuance costs	24,285	106,413
Derivative liabilities	—	44,810
Warrants payable	62,039	97,782
Long-term operating lease liabilities	5,391	6,349
Other liabilities, non-current	13,267	13,116
Total liabilities	278,007	432,698
Commitments and Contingencies (Note 18)
Convertible Preferred stock (Series Seed A, A-1, B, C, and D), $0.0001 par value; 0 and 155,387,025 shares authorized as of March 31, 2021 and December 31, 2020, respectively; 0 and 139,444,346 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively; aggregate liquidation preference of $0 and $470,256 as of March 31, 2021 and December 31, 2020 (1)	—	447,747
Stockholders' equity
Class A Common Stock, $0.0001 par value; 2,500,000,000 and 0 shares authorized as of March 31, 2021, and December 31, 2020, respectively; 148,279,247 and 0 issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	15	—
Class B Common Stock, $0.0001 par value; 500,000,000 and 351,572,668 shares authorized; 259,821,838 and 89,206,266 issued and outstanding as of March 31, 2021 and December 31, 2020, respectively (1)	26	4
Additional paid-in capital	1,662,873	411,872
Accumulated other comprehensive (income) loss	(483)	10
Accumulated deficit	(1,077,399)	(1,028,982)
Clover stockholders’ equity (deficit)	585,032	(617,096)
Non-controlling interest	3,903	3,903
Total stockholders' equity (deficit)	588,935	(613,193)
Total liabilities, convertible preferred stock and stockholders' equity	$866,942	$267,252

(1) Prior period results have been adjusted to reflect the exchange of Legacy Clover's common stock for Clover Class B Common Stock at an exchange ratio of approximately 2.0681 in January 2021 as a result of the Business Combination. See Note 3, "Business combination," for details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(Dollars in thousands, except per share and share amounts)

	Three Months Ended
	March 31,
	2021	2020
Revenues:
Premiums earned, net (Net of ceded premiums of $124 and $129 for the three months ended March 31, 2021 and 2020, respectively)	$199,376	$163,710
Other income (1)	949	1,795
Total revenues	200,325	165,505

Operating expenses:
Net medical claims incurred	214,432	146,328
Salaries and benefits	66,024	21,484
General and administrative expenses	38,606	28,483
Premium deficiency reserve benefit	—	(4,282)
Depreciation and amortization	160	122
Other expense	191	—
Total operating expenses	319,413	192,135
Loss from operations	(119,088)	(26,630)

Change in fair value of warrants payable	(85,506)	2,237
Interest expense	1,175	7,815
Amortization of notes and securities discounts	13,660	5,712
Gain on derivative	—	(14,232)
Net loss	$(48,417)	$(28,162)

Per share data:
Net loss per share attributable to common stockholders – basic and diluted (2)	$(0.13)	$(0.32)
Weighted average number of common shares outstanding
Basic and diluted weighted average number of common shares and common share equivalents outstanding (2)	376,170,545	88,330,996

Unrealized (gain) loss on available-for-sale investments	(493)	1,723
Comprehensive loss	$(48,910)	$(26,439)

(1)   In the first quarter of 2021, other income and investment income, net, were combined into a single line item for other income. Prior period balances have been revised to conform to the current period presentation.

(2) Prior period results have been adjusted to reflect the exchange of Legacy Clover's common stock for Clover Class B Common Stock at an exchange ratio of approximately 2.0681 in January 2021 as a result of the Business Combination. See Note 3, "Business combination," for details. Because the Corporation had a net loss in the three months ended March 31, 2021 and 2020, the Corporation’s potentially dilutive securities, which include stock options, restricted stock, preferred stock and warrants to purchase shares of common stock and preferred stock, have been excluded from the computation of diluted net loss per share, as the effect would be anti-dilutive. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders for these periods is the same.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited)

(Dollars in thousands, except share amounts)

	Convertible Preferred stock		Class A Common Stock		Class B Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total stockholders' equity (deficit)
	Shares (1)	Amount	Shares	Amount	Shares (1)	Amount
Balance, December 31, 2019	139,444,346	$447,747	—	$—	88,279,119	$4	$403,046	$(891,633)	$46	$—	$(488,537)
Stock issuance for exercise of stock options, net of early exercise liability	—	—	—	—	74,587	—	155	—	—	—	155
Stock-based compensation	—	—	—	—	—	—	1,977	—	—	—	1,977
Unrealized holdings gain on investment securities, available-for-sale	—	—	—	—	—	—	—	—	1,723	—	1,723
Beneficial conversion feature	—	—	—	—	—	—	—	—	—	—	—
Interests issued	—	—	—	—	—	—	—	—	—	3,903	3,903
Net loss	—	—	—	—	—	—	—	(28,162)	—	—	(28,162)
Balance, March 31, 2020	139,444,346	$447,747	—	$—	88,353,707	$4	$405,178	$(919,795)	$1,769	$3,903	$(508,941)
Balance, December 31, 2020	139,444,346	$447,747	—	$—	89,206,266	$4	$411,872	$(1,028,982)	$10	$3,903	$(613,193)
Stock issuance for exercise of stock options, net of early exercise liability	—	—	761,480	—	—	—	1,282	—	—	—	1,282
Stock-based compensation	—	—	—	—	—	—	42,713	—	—	—	42,713
Unrealized holdings loss on investment securities, available-for-sale	—	—	—	—	—	—	—	—	(493)	—	(493)
Preferred stock conversion	(139,444,346)	(447,747)	—	—	139,444,346	14	447,733	—	—	—	447,747
Common stock issued related to warrants exercised	—	—	—	—	7,205,490	1	97,781	—	—		97,782
Convertible debt conversion and other issuances	—	—	—	—	75,084,703	7	16,052	—	—	—	16,059
Issuance of Common Stock in connection with Business Combination and PIPE offering	—	—	146,373,904	15	(49,975,104)	—	666,227	—	—	—	666,242
Conversion from Class B Common Stock to Class A Common Stock	—	—	1,143,863	—	(1,143,863)	—	—	—	—	—	—
Capital contribution for extinguishment of debt	—	—	—	—	—	—	126,795	—	—	—	126,795
Acquisition of Public and Private Placement Warrants	—	—	—	—	—	—	(147,582)	—	—	—	(147,582)
Net loss	—	—	—	—	—	—	—	(48,417)	—	—	(48,417)
Balance, March 31, 2021	—	$—	148,279,247	$15	259,821,838	$26	$1,662,873	$(1,077,399)	$(483)	$3,903	$588,935

(1) Prior period results have been adjusted to reflect the exchange of Legacy Clover's common stock for Clover Class B Common Stock at an exchange ratio of approximately 2.0681 in January 2021 as a result of the Business Combination. See Note 3, "Business combination," for details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(48,417)	$(28,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	160	122
Amortization of notes and securities discounts	13,654	5,678
Stock-based compensation expense	42,713	1,977
Paid in kind interest	—	5,001
Change in fair value of warrants payable	(85,543)	2,173
Change in derivative liabilities	—	(14,232)
Accretion, net of amortization	52	(369)
Net realized losses (gains) on investment securities	75	(35)
Amortization of warrants	38	64
Amortization of debt issuance costs	6	34
Changes in operating assets and liabilities:
Accrued retrospective premiums	(19,350)	(14,344)
Other receivables	(7,843)	(865)
Other assets	(12,931)	(591)
Healthcare receivables	8,520	762
Operating lease right-of-use assets	881	797
Unpaid claims	13,606	12,467
Accounts payable and accrued expenses	(4,502)	(4,820)
Accrued salaries and benefits	6,874	271
Premium deficiency reserve	—	(4,282)
Other liabilities	151	2,066
Operating lease liabilities	(1,013)	(888)
Net cash used in operating activities	(92,869)	(37,176)
Cash flows from investing activities:
Purchases of available-for-sale securities	(274,909)	(19,326)
Proceeds from sales of available-for-sale securities	17,267	69,977
Proceeds from maturities of available-for-sale securities	265	32,101
Purchases of property and equipment	(99)	(242)
Net cash (used in) provided by investing activities	(257,476)	82,510
Cash flows from financing activities:
Payment of notes payable principal	(5,020)	(4,496)
Issuance of common stock, net of early exercise liability	1,282	155
Proceeds from reverse capitalization, net of transaction costs	666,242	—
Acquisition of noncontrolling interest	—	3,903
Net cash provided by (used in) financing activities	662,504	(438)
Net increase in cash and cash equivalents	312,159	44,896
Cash and cash equivalents, beginning of period	92,348	67,598
Cash and cash equivalents, end of period	$404,507	$112,494
Supplemental cash flow disclosures
Cash paid during the period for interest	$812	$1,306
Supplemental disclosure of non-cash investing and financing activities
Conversion of preferred stock to common stock	$447,747	$—
Issuance of common stock related to convertible debt	$16,059	$—
Capital contribution for extinguishment of debt	$126,795	$—
Issuance of common stock related to warrants exercised	$97,782	$—
Acquisition of Public and Private Warrants	$147,582	$—
Right-of-use assets obtained in exchange for lease liabilities	$101	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and operations

Clover Health Investments, Corp. (collectively with its affiliates and subsidiaries, "Clover" or the "Corporation") is singularly focused on creating great, sustainable healthcare to improve every life. Clover has centered its strategy on building and deploying technology that it believes will enable it to solve a significant data problem while avoiding the limitations of legacy approaches. Clover leverages its flagship software platform, the Clover Assistant, to help America’s seniors receive better care at lower costs.

Clover provides affordable, high-quality Medicare Advantage ("MA") plans, including Preferred Provider Organization ("PPO") and Health Maintenance Organization ("HMO") plans through its regulated insurance subsidiaries. The Corporation's regulated insurance subsidiaries consist of Clover Insurance Company and Clover HMO of New Jersey Inc., which operate the Corporation's PPO and HMO health plans, respectively. On April 8, 2021, the Centers for Medicare and Medicaid Services ("CMS"), an agency of the United States Department of Health and Human Services, announced that the Corporation's subsidiary Clover Health Partners, LLC, began participating as a Direct Contracting Entity in the CMS's Global and Professional Direct Contracting Model on April 1, 2021. Medical Service Professionals of NJ, LLC, houses Clover's employed physicians and the related support staff for Clover's in-home care program. Clover's administrative functions and insurance operations are primarily operated by its Clover Health, LLC and Clover Health Labs, LLC subsidiaries.

Clover's approach is to combine technology, data analytics and preventive care to lower costs and increase the quality of health and life of Medicare beneficiaries. Clover's technology platform uses machine learning-powered systems to deliver data and insights to physicians at the point of care in order to improve outcomes for beneficiaries and drive down costs. Clover's MA plans generally provide access to a wide network of primary care physicians, specialists, and hospitals, enabling its members to see any doctor participating in Medicare willing to accept them. Clover focuses on minimizing members' out-of-pocket costs and offers many plans that allow members to pay the same co-pays for physician visits regardless of whether their physician is in- or out-of-network. Clover's Direct Contracting Entity, which assumes full risk (i.e., 100% shared savings and shared losses) for the total cost of care of aligned Original Medicare beneficiaries, also focuses on its technology platform to enhance health care delivery, reduce expenditures, and improve care for Original Medicare beneficiaries.

Clover was originally incorporated as a Cayman Islands exempted company on October 18, 2020, as a special purpose acquisition company ("SPAC") under the name Social Capital Hedosophia Holdings Corp. III ("SCH"). On October 5, 2020, SCH entered into a Merger Agreement (the "Merger Agreement") with Clover Health Investments, Inc., a corporation originally incorporated on July 17, 2014, in the state of Delaware ("Legacy Clover"). Pursuant to the Merger Agreement, and a favorable vote of SCH's stockholders on January 6, 2021, Asclepius Merger Sub Inc., a Delaware corporation and a newly formed, wholly owned subsidiary of SCH ("Merger Sub"), was merged with and into Legacy Clover. Upon consummation of the business combination, the separate corporate existence of Merger Sub ceased, the Corporation survived and merged with and into SCH, with SCH as the surviving corporation, and SCH was redomesticated as a Delaware corporation and renamed Clover Health Investments, Corp. (the "Business Combination"). The Business Combination is accounted for as a reverse recapitalization in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). Under the guidance in Accounting Standards Codification ("ASC") 805, Legacy Clover is treated as the "acquirer" for financial reporting purposes. Legacy Clover is deemed the accounting predecessor of the combined business, and Clover, as the parent company of the combined business, is the successor SEC registrant, meaning that Legacy Clover's financial statements for previous periods will be disclosed in the registrant's periodic reports filed with the SEC from here forward. As a result of the Business Combination, there were simultaneous changes to Legacy Clover's convertible securities, warrants, and convertible preferred stock. See Note 9, "Notes and securities payable," Note 10, "Warrants payable," and Note 14, "Convertible preferred stock" for additional information regarding these changes. See also Note 3, "Business combination" for additional information related to the Business Combination.

2. Summary of significant accounting policies

Basis of presentation

The Corporation's interim Condensed Consolidated Financial Statements have been prepared in conformity with U.S. GAAP and include the accounts of the Corporation and its wholly owned subsidiaries. In the opinion of management, the Corporation has made all necessary adjustments, which include normal recurring adjustments necessary for a fair presentation of its financial position and its results of operations for the interim periods presented. All material intercompany balances and transactions have been eliminated in consolidating these financial statements. These interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements as of and for the years ended December 31, 2020 and 2019 included in Exhibit 99.5 of Amendment No. 1 to the Current Report on Form 8-K (the "Form 8-K/A") filed with the Securities and Exchange Commission ("SEC") on April 1, 2021.

Unaudited interim financial information

In the opinion of the Corporation, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position and its results of operations, changes in convertible preferred stock and stockholders' equity (deficit) and cash flows. The Condensed Consolidated Balance Sheet at December 31, 2020, was derived from the Corporation's Audited Annual Financial Statements but does not contain all of the footnote disclosures from the annual financial statements.

Use of estimates

The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes.

The areas involving the most significant use of estimates are the amounts of incurred but not reported ("IBNR") claims. Many factors can cause actual outcomes to deviate from these assumptions and estimates, such as changes in economic conditions, changes in government healthcare policy, advances in medical technology, changes in treatment patterns, and changes in average lifespan. Accordingly, the Corporation cannot determine with precision the ultimate amounts that it will pay for, or the timing of payment of actual claims, or whether the assets supporting the liabilities will grow to the level the Corporation assumes prior to payment of claims. If the Corporation's actual experience is different from its assumptions or estimates, the Corporation's reserves may prove inadequate. As a result, the Corporation would incur a charge to operations in the period in which it determines such a shortfall exists, which could have a material adverse effect on the Corporation's business, results of operations, and financial condition. Other areas involving significant estimates include risk adjustment provisions related to Medicare contracts and the valuation of the Corporation's investment securities, goodwill and other intangible assets, warrants, the embedded derivative related to the convertible securities, stock-based compensation, recoveries from third parties for coordination of benefits, and final determination of medical cost adjustment pools.

Capitalized Software Development Costs - Cloud Computing Arrangements

The Corporation's cloud computing arrangements primarily comprise hosting arrangements which are service contracts, whereby the Corporation gains remote access to use enterprise software hosted by the vendor or another third party on an as-needed basis for a period of time in exchange for a subscription fee. Implementation costs for cloud computing arrangements are capitalized if certain criteria are met and consist of internal and external costs directly attributable to developing and configuring cloud computing software for its intended use. These capitalized implementation costs are presented in the Condensed Consolidated Balance Sheet in other assets, and are generally amortized over the fixed, non-cancelable term of the associated hosting arrangement on a straight-line basis.

Acquisition costs

Acquisition costs directly related to the successful acquisition of new business, which is primarily made up of commissions costs, are deferred and subsequently amortized. Deferred acquisition costs are recorded as other assets on the Condensed Consolidated Balance Sheet and are amortized over the estimated life of the related contracts. The amortization of deferred acquisition costs is recorded in general and administrative expenses in the Condensed Consolidated Statement of Operations and Comprehensive Loss. As of March 31, 2021, deferred acquisition costs net of accumulated amortization had a balance of $5.7 million. For the three months ended March 31, 2021, amortization of deferred acquisition costs of $1.8 million were recognized in general and administrative expenses.

To the extent that a premium deficiency is identified after writing down unamortized deferred acquisition costs, a liability for premium deficiency reserve is established and reported on the Consolidated Balance Sheets.

COVID-19

The societal and economic impact of the novel coronavirus ("COVID-19") pandemic is continuing to evolve, and the ultimate impact on our business, results of operations, financial condition and cash flows is uncertain and difficult to predict. The global pandemic has severely impacted businesses worldwide, including many in the health insurance sector. In response to the pandemic, we have implemented additional steps related to our care delivery, our member support, and our internal policies and operations.

Recent accounting pronouncements

Recently adopted accounting pronouncements

Emerging Growth Company

The Corporation currently qualifies as an "emerging growth company" under the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). Accordingly, the Corporation has the option to adopt new or revised accounting guidance either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods applicable to private companies. The Corporation has elected to adopt new or revised accounting guidance within the same time period as private companies, unless, as indicated below, management determines it is preferable to take advantage of early adoption provisions offered within the applicable guidance.

Fair value measurements

In August 2018, the Financial Accounting Standards Board (the "FASB") issued Accounting Standard Update ("ASU") 2018-13, Changes to Disclosure Requirements for Fair Value Measurements, the purpose of which is to improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements and is in effect for all entities in fiscal years beginning after December 15, 2019. This standard became effective for the Corporation on January 1, 2020 and did not have a material impact on the Corporation's disclosures.

Cloud computing arrangements

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other (Topic 350) – Internal Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This update changes the accounting guidance for cloud computing arrangements. If a cloud computing arrangement includes a license to internal-use software, the software license is accounted for by the customer by recognizing an intangible asset for the software license and, to the extent that the payments attributable to the software license are made over time, recognizing a corresponding liability. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract and should expense any fees associated with the hosting element (service) of the arrangement as incurred. ASU 2018-15 is effective for nonpublic entities for fiscal years beginning after December 15, 2020, with early adoption permitted. The Corporation adopted ASU 2018-15 on January 1, 2021 on a prospective basis. The Corporation's cloud computing arrangements relate to the set-up of various platforms, including but not limited to clinical data repositories and other system integrations. The capitalized implementation costs are presented in the Condensed Consolidated Balance Sheet in other assets, current and are amortized on a straight-line basis over the term of the underlying cloud computing hosting contract, which is the noncancelable term of the arrangement plus any reasonably certain renewal periods. As of March 31, 2021, $0.9 million was recorded in other assets, current, as deferred implementation costs. No amortization expense associated with the Corporation's cloud computing arrangements has been recognized during the three months ended March 31, 2021. No impairment has been recognized during the three months ended March 31, 2021, as there were no events or changes in circumstances to indicate that the carrying amount of the Corporation's cloud computing arrangements may not be recoverable.

Accounting pronouncements effective in future periods

Credit losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which was subsequently modified by several ASUs issued in 2018 and 2019. This standard introduces a new current expected credit loss ("CECL") model for measuring expected credit losses for certain types of financial instruments measured at amortized cost and replaces the incurred loss model. The CECL model requires an entity to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount the entity expects to collect over the instrument's contractual life after consideration of historical experience, current conditions, and reasonable and supportable forecasts.

This standard also introduces targeted changes to the available-for-sale debt securities impairment model. It eliminates the concept of other-than-temporary impairment and requires an entity to determine whether any impairment is the result of a credit loss or other factors. ASU 2016-13 is effective for nonpublic entities in fiscal years beginning after December 15, 2022 and public entities beginning after December 15, 2019. Early adoption is permitted. The Corporation has evaluated the impact of ASU 2016-13 on the Condensed Consolidated Financial Statements and determined the impact to be immaterial.

Goodwill and other intangible assets

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This update removes Step 2 of the goodwill impairment test under current guidance, which requires a hypothetical purchase price allocation. The new guidance requires an impairment charge to be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value. Upon adoption, the guidance is to be applied prospectively. ASU 2017-04 is effective for nonpublic entities in fiscal years beginning after December 15, 2021 and public entities beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Corporation is currently evaluating the impact of the adoption of ASU 2017-04 on the Condensed Consolidated Financial Statements, but does not expect for this to have a material impact on the Condensed Consolidated Financial Statements.

Income taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 remove certain exceptions to the general principles in ASC Topic 740. The amendments also clarify and amend existing guidance to improve consistent application. The amendments are effective for nonpublic entities in fiscal years beginning after December 15, 2021 and public entities beginning after December 15, 2020. Early adoption is permitted. The transition method (retrospective, modified retrospective, or prospective basis) related to the amendments depends on the applicable guidance, and all amendments for which there is no transition guidance specified are to be applied on a prospective basis. The Corporation is currently evaluating the impact of ASU 2019-12 on the Condensed Consolidated Financial Statements, but does not expect for this to have a material impact on the Condensed Consolidated Financial Statements.

Accounting for convertible instruments and contracts in an entity's own equity

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40). The amendments in ASU 2020-06 simplify the accounting for convertible instruments by removing certain separation models for convertible instruments. Under the amendments in ASU 2020-06, the embedded conversion features no longer are separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, and a convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. ASU 2020-06 is effective for nonpublic entities for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020 and public entities beginning after December 15, 2021. The Corporation is currently evaluating the impact of the adoption of ASU 2020-06 on the Condensed Consolidated Financial Statements, but does not expect for this to have a material impact on the Condensed Consolidated Financial Statements.

3. Business combination

On October 5, 2020, Legacy Clover entered into a Merger Agreement with SCH, a SPAC, and Merger Sub. On January 7, 2021, as contemplated by the Merger Agreement and following approval by SCH's shareholders at an extraordinary general meeting held January 6, 2021 (the "Special Meeting"):

•
SCH filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which SCH was domesticated and continued as a Delaware corporation (the "Domestication"); and

•
Merger Sub merged with and into Legacy Clover, the separate corporate existence of Merger Sub ceased and Legacy Clover became the surviving corporation and a wholly owned subsidiary of SCH (the "First Merger") and Legacy Clover merged with and into SCH, the separate corporate existence of Legacy Clover ceased and SCH became the surviving corporation, changing its name to "Clover Health Investments, Corp." (together with the First Merger, the "Mergers", and collectively with the Domestication, the Business Combination).

As a result of the Mergers, among other things, (i) all outstanding shares of common stock of Legacy Clover immediately prior to the effective time of the First Merger were cancelled in exchange for the right to receive, at the election of the holders thereof (except with respect to the shares held by entities controlled by Vivek Garipalli and the holders of convertible securities previously issued by Legacy Clover to certain holders who received only shares of Class B Common Stock, par value $0.0001 per share, of Clover ("Class B Common Stock"), which are entitled to 10 votes per share), an amount in cash, shares of Class B Common Stock, or a combination thereof, as adjusted in accordance with the Merger Agreement, which equaled in the aggregate $499.8 million in cash and 260,965,701 shares of Class B Common Stock (at a deemed value of $10.00 per share); (ii) shares of Legacy Clover held by entities controlled by Vivek Garipalli and the holders of the convertible securities immediately prior to the effective time of the First Merger were cancelled in exchange for the right to receive shares of Class B Common Stock based on an Exchange Ratio (as defined in the Merger Agreement) of approximately 2.0681; and (iii) all shares of common stock of Legacy Clover reserved in respect of Legacy Clover stock options and restricted stock units ("RSUs") outstanding as of immediately prior to the effective time of the First Merger, were converted, based on the Exchange Ratio, into awards based on shares of Class B Common Stock. The consideration that a Clover stockholder received was subject to pro rata adjustment depending on the election made by such stockholder, if any, in accordance with the terms of the Merger Agreement. The pro rata adjustments were made based on an Actual Cash/Stock Ratio (as defined in the Merger Agreement) of 32.3%.

In connection with the consummation of the Business Combination (the "Closing"), (i) each issued and outstanding Class A ordinary share, par value $0.0001 per share, of SCH ("SCH Class A ordinary shares") converted automatically, on a one-for-one basis, into a share of Class A Common Stock, par value $0.0001 per share, of Clover (the "Class A Common Stock", and together with the Class B Common Stock, the "Common Stock"), which will be entitled to one vote per share, (ii) each of the issued and outstanding Class B ordinary shares, par value $0.0001 per share, of SCH, converted automatically, on a one-for-one basis, into a share of Class A Common Stock, (iii) each issued and outstanding warrant of SCH converted automatically into a warrant to acquire one share of Class A Common Stock ("Warrant"), pursuant to the Warrant Agreement, dated April 21, 2020, between SCH and Continental Stock Transfer & Trust Company, as warrant agent, and (iv) each issued and outstanding unit of SCH ("SCH unit") that has not been previously separated into the underlying Class A ordinary share and underlying warrant of SCH upon the request of the holder thereof, was cancelled and the holder thereof is entitled to one share of Class A Common Stock and one-third of one Warrant. As of January 7, 2021, there were public Warrants outstanding to purchase an aggregate of 27,599,938 shares of Class A Common Stock (the "Public Warrants") and private placement Warrants outstanding to purchase an aggregate of 10,933,333 shares of Class A Common Stock (the "Private Placement Warrants"). Each whole Warrant entitles the registered holder to purchase one whole share of Class A Common Stock at a price of $11.50 per share, subject to adjustment at any time commencing on April 24, 2021, which is 12 months from the closing of SCH's initial public offering.

Pursuant to the subscription agreements (the "Subscription Agreements") entered into on October 5, 2020, by and among SCH and certain investors (collectively, the "PIPE Investors"), Clover issued and sold to the PIPE Investors (substantially concurrently with the consummation of the Mergers) an aggregate of 40,000,000 shares of Class A Common Stock for an aggregate purchase price equal to $400.0 million (the "PIPE Investment"), of which 15,200,000 shares were purchased by affiliates of SCH Sponsor III LLC (the "Sponsor", and collectively, the "Sponsor Related PIPE Investors").

The Business Combination and PIPE Investment were approved by the SCH shareholders at the "Special Meeting". Prior to and in connection with the Special Meeting, holders of 24,892 shares of SCH Class A ordinary shares (including those that underlie the SCH units) that were registered pursuant to the Registration Statements on Form S-1 (333-236776 and 333-237777) and the shares of Class A Common Stock issued as a matter of law upon the conversion thereof on the effective date of the Domestication (the "Public Shares") exercised their right to redeem those shares for cash at a price of $10.00 per share, for an aggregate of $0.2 million. The per share redemption price of $10.00 for public shareholders electing redemption was paid out of the SCH Trust Account, which after taking into account the redemptions, had a balance immediately prior to the Closing of $827.9 million, which cash balance was used to pay the $499.8 million cash component of the merger consideration.

Immediately after giving effect to the Business Combination and the PIPE Investment, there were 143,475,108 shares of Class A Common Stock, 260,965,701 shares of Class B Common Stock and 38,533,271 Warrants outstanding, equaling 404,440,809 total shares of common stock outstanding and 38,533,271 Warrants outstanding.

The Corporation is authorized to issue 25,000,000 shares of preferred stock having a par value of $0.0001 per share, and the Corporation's board of directors has the authority to determine the rights, preferences, privileges and restrictions, including voting rights, of those shares. As of March 31, 2021, there were no shares of preferred stock issued and outstanding.

The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP. Under the guidance in ASC 805, Legacy Clover is treated as the "acquirer" for financial reporting purposes. As such, Legacy Clover is deemed the accounting predecessor of the combined business, and Clover, as the parent company of the combined business, is the successor SEC registrant, meaning that Legacy Clover's financial statements for previous periods will be disclosed in the registrant's periodic reports filed with the SEC from here forward. The Business Combination will have a significant impact on the Corporation's future reported financial position and results as a consequence of the reverse recapitalization. The most significant change in Clover's future reported financial position and results is an estimated net increase in cash (as compared to the Corporation's consolidated balance sheet at December 31, 2020) of approximately $670.0 million. The redemption included approximately $400.0 million in proceeds from the PIPE Investment that was consummated substantially simultaneously with the Business Combination, offset by additional transaction costs incurred in connection with the Business Combination. The estimated transaction costs for the Business Combination were approximately $61.0 million, of which $29.0 million represents deferred underwriter fees related to SCH's initial public offering.

The transaction closed on January 7, 2021, and on the following day the Corporation's Class A Common Stock and Public Warrants were listed on the Nasdaq Global Select Market ("Nasdaq") under the symbols "CLOV" and "CLOVW", respectively, for trading in the public market.

See also Note 9, "Notes and securities payable," Note 10, "Warrants payable," and Note 14, "Convertible preferred stock" for additional information regarding changes to the instruments as a result of the Business Combination.

4. Investment securities

The following tables present cost or amortized cost and fair values of investments as of March 31, 2021 and December 31, 2020, respectively:

March 31, 2021	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Investment securities, held-to-maturity
U.S. government and government agencies and authorities	$695	$21	$(13)	$703
Investment securities, available-for-sale
U.S. government and government agencies and authorities	36,282	23	(506)	35,799
Total investment securities	$36,977	$44	$(519)	$36,502

December 31, 2020	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Investment securities, held-to-maturity
U.S. government and government agencies and authorities	$694	$43	$—	$737
Investment securities, available-for-sale
U.S. government and government agencies and authorities	53,953	51	(41)	53,963
Total investment securities	$54,647	$94	$(41)	$54,700

The following table presents the amortized cost and fair value of debt securities as of March 31, 2021 by contractual maturity:

March 31, 2021	Held-to-maturity		Available-for-sale
	Amortized cost	Fair value	Amortized Cost	Fair value
	(in thousands)
Due within one year	$—	$—	$1,001	$1,001
Due after one year through five years	319	327	27,222	26,990
Due after five years through ten years	265	253	8,059	7,808
Due after ten years	111	123	—	—
Total	$695	$703	$36,282	$35,799

For the three months ended March 31, 2021 and 2020, respectively, net investment income, which is included within other income in the Condensed Consolidated Statements of Operations and Comprehensive Loss, was derived from the following sources:

Three Months Ended March 31,	2021	2020
	(in thousands)
Cash and cash equivalents	$—	$89
Short-term investments	37	452
Investment securities	47	360
Investment income, net	$84	$901

Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at March 31, 2021:

March 31, 2021	Less than 12 months		Greater than 12 months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands, except number of positions)
U.S. government and government agencies	$—	$—	$30,516	$(519)	$30,516	$(519)
Total	$—	$—	$30,516	$(519)	$30,516	$(519)
Number of positions		—		7		7

As of March 31, 2021, all securities were investment grade, with credit ratings of AA+ or higher by S&P. Unrealized losses on investment grade securities are principally related to changes in interest rates or changes in issuer or sector related credit spreads since the securities were acquired. The gross unrealized investment losses as of March 31, 2021, were deemed to be temporary, based on, among other things:

• The duration of time and the relative magnitude to which fair values of these securities have been below their amortized cost was not indicative of an other-than-temporary impairment ("OTTI") loss;

• The absence of compelling evidence that would cause the Corporation to call into question the financial condition or near-term prospects of the issuer of the applicable security; and

• The Corporation's ability and intent to hold the applicable security for a period of time sufficient to allow for any anticipated recovery.

The Corporation may ultimately record a realized loss after having originally concluded that the decline in value was temporary. Risks and uncertainties are inherent in the methodology the Corporation uses to assess other-than-temporary declines in value. Risks and uncertainties could include, but are not limited to, incorrect assumptions about financial condition, liquidity or future prospects, inadequacy of any underlying collateral, and unfavorable changes in economic conditions or social trends, interest rates or credit ratings.

Proceeds from sales and maturities of investment securities and related gross realized gains (losses), which are included within other income in the Condensed Consolidated Statements of Operations and Comprehensive Loss, were as follows for the three months ended March 31, 2021 and 2020, respectively:

Three Months Ended March 31,	2021	2020
	(in thousands)
Proceeds from sales of investment securities	$17,267	$69,977
Proceeds from maturities of investment securities	265	32,101
Gross realized gains	16	7
Gross realized losses	(77)	—
Net realized (losses) gains	$(61)	$7

As of March 31, 2021 and December 31, 2020, the Corporation had $7.5 million and $7.5 million, respectively, in deposits with various states and regulatory bodies that are included as part of the Corporation's investment balances.

5. Fair value measurements

The following table presents a summary of fair value measurements for items as of March 31, 2021 and December 31, 2020, respectively:

March 31, 2021	Level 1	Level 2	Level 3	Total fair value
	(in thousands)
U.S. government and government agencies	$—	$35,799	$—	$35,799
Total assets at fair value	$—	$35,799	$—	$35,799
Public Warrants	$44,436	$—	$—	$44,436
Private Placement Warrants		$17,603	$—	$17,603
Total liabilities at fair value	$44,436	$17,603	$—	$62,039

December 31, 2020	Level 1	Level 2	Level 3	Total fair value
	(in thousands)
U.S. government and government agencies	$—	$53,963	$—	$53,963
Total assets at fair value	$—	$53,963	$—	$53,963
Derivative liabilities	$—	$—	$44,810	$44,810
Warrants payable	—	—	97,782	97,782
Total liabilities at fair value	$—	$—	$142,592	$142,592

See Note 9, "Notes and securities payable," Note 10, "Warrants payable," and Note 11, "Derivative liabilities" for additional information regarding liabilities.

The fair value of the convertible securities is based on Level 3 inputs. There was no fair value associated with the convertible securities at March 31, 2021, and the estimated fair value of the convertible securities was $949.6 million at December 31, 2020. The estimated fair value of the convertible securities and derivative liabilities at December 31, 2020, was calculated as the product of (i) the number of conversion shares at the valuation date and (ii) the marketable value per common share at the valuation date.

The significant unobservable inputs used in the Black-Scholes model to measure the warrants payable that are categorized within Level 3 of the fair value hierarchy, as of the year ended December 31, 2020, are as follows:

December 31, 2020	Preferred stock purchase warrants	Common stock purchase warrants
Beginning stock price	N/A	$30.14
Strike price	N/A	$1.04
Expected volatility	N/A	56.0%
Expected term	N/A	0.02 years
Risk-free interest rate	N/A	0.09%
Discount factor	N/A	13%

The changes in balances of Level 3 financial liabilities during the three months ended March 31, 2021 and 2020 were as follows:

	Convertible securities	Derivative liabilities	Warrants payable	Total
(in thousands)
Balance, December 31, 2020	$949,553	$44,810	$97,782	$1,092,145
Issuances	—	—	—	$—
Settlements	(949,553)	(44,810)	(97,782)	$(1,092,145)
Transfers in	—	—	—	—
Transfers out	—	—	—	—
Total realized gains	—	—	—	$—
Balance, March 31, 2021	$—	$—	$—	$—

	Convertible securities	Derivative liabilities	Warrants payable	Total
	(in thousands)
Balance, December 31, 2019	$251,885	$138,561	$17,672	$408,118
Issuances	—	—	—	—
Settlements	—	—	—	—
Transfers in	—	—	—	—
Transfers out	—	—	—	—
Total realized losses (gains)	20,816	(14,232)	2,173	8,757
Balance, March 31, 2020	$272,701	$124,329	$19,845	$416,875

In addition to the Level 3 financial liabilities in the table above, on September 25, 2020, the Corporation issued the 2020 Convertible Note with the carrying value approximating the fair value of $20.0 million. For additional information, see Note 9, "Notes and securities payable." As of March 31, 2021, and December 31, 2020, both the carrying values and the fair values of the 2020 Convertible Note were $19.9 million and $20.4 million, respectively, and these were considered Level 3 financial liabilities.

There were no transfers in or out of Level 3 financial assets or liabilities for the three months ended March 31, 2021 or 2020.

Warrants

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrants payable on the Consolidated Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrants payable in the Consolidated Statement of Operations and Comprehensive Loss.

Liability Measurement

The Warrants are measured at fair value on a recurring basis. The measurement of the Warrants as of March 31, 2021 was $62.0 million. The Corporation has classified the Warrants as a liability due to certain settlement terms and provisions related to certain tender offers and indexation characteristics following a business combination and has accounted for them as liability instruments in accordance with ASC 815, adjusting the fair value at the end of each reporting period. Additionally, the Corporation has determined that the Public Warrants are classified within Level 1 of the fair value hierarchy as the fair value is equal to the publicly traded price of the Public Warrants, and the Private Placement Warrants are classified within Level 2 of the fair value hierarchy as the fair value is estimated using the price of the Public Warrants.

The following table presents the changes in the fair value of warrants payable:

March 31, 2021	Public and Private Placement Warrants
Initial measurement, January 7, 2021	$147,582
Mark-to-market adjustment	(85,543)
Warrants payable balance, March 31, 2021	$62,039

6. Healthcare receivables

Included within healthcare receivables are pharmaceutical rebates which are accrued as they are earned and estimated based on contracted rebate rates, eligible amounts submitted to the manufacturers by the Corporation's pharmacy manager, pharmacy utilization volume and historical collection patterns. As of March 31, 2021 and December 31, 2020, the Corporation recognized rebate receivables of approximately $27.6 million and $26.6 million, respectively. In addition to pharmaceutical rebates, Medicare Part D settlement receivables, member premium receivables and other CMS receivables included in healthcare receivables totaled $2.6 million and $12.1 million at March 31, 2021 and December 31, 2020, respectively.

7. Related party transactions

Related party agreements

The Corporation has various contracts with IJKG Opco LLC (d/b/a CarePoint Health - Bayonne Medical Center), Hudson Hospital Opco LLC (d/b/a CarePoint Health - Christ Hospital) and Hoboken University Medical Center ("HUMC") Opco LLC (d/b/a CarePoint Health - Hoboken University Medical Center), which collectively do business as the CarePoint Health System ("CarePoint Health"). CarePoint Health is ultimately held and controlled by Mr. Vivek Garipalli, the Chief Executive Officer and stockholder of the Corporation. The Corporation contracts with CarePoint Health for the provision of inpatient and hospital-based outpatient services. Expenses and fees incurred related to these contracts, recorded in net medical claims incurred, were $3.2 million and $2.7 million for the three months ended March 31, 2021 and 2020, respectively.

Securities payable to related parties

The Corporation has entered into various securities payable with certain related parties as further discussed in Note 9, "Notes and securities payable."

8. Unpaid claims

Activity in the liability for unpaid claims, including claims adjustment expenses, for the three months ended March 31, 2021 and 2020, is summarized as follows:

Three Months Ended March 31,	2021	2020
	(in thousands)
Beginning of period balance - gross and net	$103,976	$77,886
Incurred related to:
Current year	213,147	146,440
Prior years	1,285	(112)
Total incurred	214,432	146,328
Paid related to:
Current year	130,459	74,502
Prior years	70,367	59,359
Total paid	200,826	133,861
End of period balance - gross and net	$117,582	$90,353

Unpaid claims as of March 31, 2021 were $117.6 million. During the three months ended March 31, 2021, $70.4 million was paid for incurred claims attributable to insured events of prior years. An unfavorable development of $1.3 million was recognized during the three months ended March 31, 2021, resulting from the Corporation's actual experience with claims developing differently as compared to the Corporation's estimates as of December 31, 2020. Original estimates are increased or decreased, as additional information becomes known regarding individual claims. The ratio of current year medical claims paid as a percentage of current year net medical claims incurred was 61.2% for the three months ended March 31, 2021 and 50.9% for three months ended March 31, 2020. This ratio serves as an indicator of claims processing speed, indicating that claims were processed at a faster rate during the three months ended March 31, 2021 than during the three months ended March 31, 2020.

The Corporation uses a variety of standard actuarial techniques to establish unpaid claims reserves. Management estimates are supported by the Corporation's annual actuarial analysis. The Corporation utilizes an actuary to review the adequacy of unpaid claim and unpaid claim adjustment expense. The estimation of claim costs is inherently difficult and requires significant judgement. The estimation has considerable inherent variability and can vary significantly depending upon several factors, including medical cost trends and claim payment patterns, general economic conditions and regulatory changes. The time value of money is not taken into account for the purposes of calculating the liability for unpaid claims. Management believes that the current reserves are adequate based on currently available information.

9. Notes and securities payable

Non-convertible notes

On March 21, 2017, the Corporation entered into a loan facility (the "Loan Facility") for an aggregate principal amount of $60.0 million with the proceeds used to pay all obligations under a $30.0 million 2015 senior secured note, and to provide additional working capital for the Corporation's subsidiaries. The Loan Facility is secured by the assets of the Corporation. The initial obligation of $40.0 million has a maturity date of March 1, 2022 and is subject to an interest rate of 11.0%, payable monthly, with the majority of principal payments commencing 36 months prior to the maturity date. The additional $20.0 million obligation has a maturity date of October 1, 2022 and is subject to an interest rate of 11.3%, payable monthly, with the majority of principal payments commencing 36 months prior to the maturity date. In conjunction with the Loan Facility, the Corporation issued warrants. See Note 10 "Warrants payable" for additional information.

The Corporation capitalized approximately $0.3 million of debt issuance costs associated with the Loan Facility, which are being amortized using the effective interest method over the term of the Loan Facility.

The carrying amount of the Loan Facility was approximately $25.8 million and $30.8 million at March 31, 2021, and December 31, 2020, respectively. Interest expense was approximately $0.8 million and $1.3 million during the three months ended March 31, 2021 and 2020, respectively. The effective interest rate was 11.8% during the three months ended March 31, 2021 and 2020.

Convertible securities

Pursuant to that certain Convertible Agreement, dated December 27, 2018, between the Corporation and certain qualified institutional buyers, including entities affiliated with the Corporation, for an aggregate principal amount of up to $500.0 million (the "Convertible Agreement"), the Corporation issued convertible securities during 2019 in multiple tranches. On October 5, 2020, the Corporation entered into the Merger Agreement with SCH and simultaneously amended the Convertible Agreement, pursuant to which the convertible securities of Legacy Clover converted into Class Z common stock in connection with the Business Combination. All Class Z common stock converted into Class B Common Stock as of the Closing. Additionally, the conversion incurred a 9.4% charge to account for dilution after the Business Combination to convert the securities as if they had been converted under the mandatory qualified public offering ("QPO") conversion. On January 7, 2021, the Business Combination was completed and the convertible securities were redeemed or converted into a total of 36,117,708 shares of Class Z common stock depending on whether each tranche's conversion price was a conversion or share-settled redemption feature as follows:

•        Redemption: The February, March, and May 2019 tranches were redeemed for 34,806,921 shares of Class Z common stock pursuant to the share-settled redemption feature. The redemption of the convertible securities was accounted for as a debt extinguishment as they contained a beneficial conversion feature ("BCF"), and were redeemed prior to the stated maturity date. As the extinguishment date intrinsic value of the BCF was in excess of the fair value of the shares issued to settle the convertible securities, the full amount of the settlement consideration was treated as the price of reacquiring the BCF. As there was no remaining consideration available to allocate to the reacquisition of the convertible securities, the extinguishment resulted in a gain equal to the full carrying value of the convertible securities of $126.8 million. This gain was treated as a capital contribution and was recorded as an increase in additional paid in capital as the convertible securities were issued to affiliates of the Corporation. The $126.8 million is comprised of: (a) the carrying value of the tranches of $74.6 million, (b) accrued interest of $7.4 million, and (c) the fair value of the embedded derivative of $44.8 million.

•        Conversion: The August 2019 tranche converted into 1,310,787 shares of Class Z common stock pursuant to the conversion feature. Prior to the conversion, the carrying value of the tranche was $2.6 million and accrued interest was $0.4 million. As the converted securities contained a BCF, the $13.0 million unamortized debt discount remaining at the date of conversion was recognized in amortization of notes and securities discount in the Consolidated Statements of Operations and Comprehensive Loss.

After giving effect to the Exchange Ratio, pursuant to the terms of the Merger Agreement, these shares of Class Z common stock were converted into 74,694,107 shares of Class B Common Stock upon the closing of the Business Combination. See Note 3, "Business combination" for additional information on the Business Combination.

The convertible securities bear a yield ("interest") at the increasing rates noted below which compound semi-annually, and mature April 1, 2023 ("End Date"), unless earlier converted, repurchased, or extended. The interest rate and embedded feature discount factor vary based on the length of time elapsed from the issue date of the securities. The interest rates begin at 6.5% for the first twelve-month period through the first anniversary of the security issue date, increasing ratably on a semi-annual basis, to 13.5% at the third anniversary of the security issue date until the convertible securities cease to be outstanding. The embedded feature discount factors begin at 75.0% for the first twelve-month period through the first anniversary of the security issue date, decreasing ratably on a semi-annual basis, to 55.0% at the forty-two month anniversary of the security issue date until the convertible securities cease to be outstanding.

The carrying amount of the convertible securities was immaterial and $76.5 million at March 31, 2021 and December 31, 2020, respectively. The unamortized discount was immaterial and $337.3 million at March 31, 2021 and December 31, 2020, respectively. Amortization of the debt discount was approximately $13.7 million and $5.7 million during the three months ended March 31, 2021 and 2020, respectively. Interest expense on the convertible securities was immaterial and $6.5 million during the three months ended March 31, 2021 and 2020, respectively. The effective interest rate, inclusive of amortization of the discount and the contractual rate, was in excess of 100% and 90.07% during the three months ended March 31, 2021 and 2020, respectively, as a result of the convertible securities having a carrying value at inception of $0. The results presented as of and for the three months ended March 31, 2021 above, reflect the impact of the conversion of the convertible securities into common stock in connection with the Business Combination.

Seek Convertible Note

On September 25, 2020, Seek Insurance Services, Inc. ("Seek"), a field marketing organization and an indirect wholly-owned subsidiary of the Corporation, entered into a note purchase agreement (the "Seek Convertible Note Agreement") with a third-party investor, and issued a note for a principal amount of $20.0 million. The principal borrowed as of September 30, 2020, was $20.0 million. The note bears simple interest at an annual rate of 8.0% and matures on September 25, 2023, unless earlier accelerated, converted, or paid in full, as discussed below.

The outstanding principal and any accrued but unpaid interest will become immediately due and payable at the election of the note holder upon the occurrence of any event of default as defined in the note.

The outstanding principal and accrued but unpaid interest will convert into an equity interest in Seek if prior to maturity, repayment or conversion of the note: (1) the note holder elects to convert the note, (2) upon the closing of Seek's next equity financing; or (3) upon consummation of an initial public offering of Seek's common stock or a SPAC or reverse merger transaction with Seek.

The Corporation analyzed the embedded features for derivative accounting consideration and determined that the features are clearly and closely related to the debt host and do not require separate accounting as a derivative.

The carrying amount of the note was $19.9 million at each March 31, 2021, and December 31, 2020. The Corporation capitalized $0.1 million of issuance costs which are being amortized using the effective interest method over the term of the note. Unamortized debt issuance costs were $0.1 million at both March 31, 2021, and December 31, 2020. Amortization of the debt issuance costs and interest expense on the note was $0.4 million during the three months ended March 31, 2021. There was no amortization of debt issuance costs and interest expense on the note during the three months ended March 31, 2020.

The effective interest rate was 8.1% and 0.0% during the three months ended March 31, 2021 and 2020, respectively.

The Corporation was in compliance with all applicable financial and non-financial covenants under its financing arrangements for all periods presented.

10. Warrants payable

In conjunction with the Loan Facility effective March 21, 2017, the Corporation issued warrants to purchase 1,266,284 shares of the Corporation's Series D preferred stock at an exercise price of $9.38 per share, which expire on September 30, 2027. The warrants are exercisable at any time up to the expiration date. Per the original terms, in the event of an automatic conversion of the preferred stock prior to the exercise of the warrants, the warrants shall be exercisable in common stock. On October 5, 2020, the Corporation entered into the Merger Agreement with SCH and simultaneously amended the warrants to be automatically exercisable for common stock in connection with the Business Combination. Additionally, the original strike price of the warrants changed from $9.38 per share to $0.

The warrants were accounted for as derivative instruments and the initial fair value of approximately $1.2 million, which was calculated using a Black-Scholes based valuation model, was recorded as a discount to the carrying amount of the Loan Facility. This discount was being amortized using the effective interest method over the term of the Loan Facility. The warrants were recorded as liabilities and were being marked to market at each reporting period.

In September 2015, the Corporation issued warrants to purchase 2,100,000 shares of the Corporation's common stock at an exercise price of $1.04 per share which expire on September 2, 2022. The warrants were exercisable at any time up to the expiration date. The warrants were also contingently exercisable for an additional 2,100,000 shares based proportionally on the aggregate principal amounts of additional notes borrowed by the Corporation.

Pursuant to the Merger Agreement, the warrants automatically converted into 3,484,154 shares of Legacy Clover common stock and, after giving effect to the Exchange Ratio converted into 7,205,490 shares of Class B Common Stock upon the closing of the Business Combination.

Public Warrants and Private Placement Warrants

As a result of the Business Combination, the Corporation acquired from SCH, as of January 7, 2021, Public Warrants outstanding to purchase an aggregate of 27,599,938 shares of the Corporation's Class A Common Stock and Private Placement Warrants outstanding to purchase an aggregate of 10,933,333 shares of the Corporation's Class A Common Stock. Each whole Warrant entitles the registered holder to purchase one whole share of Class A Common Stock at a price of $11.50 per share, at any time commencing on April 24, 2021.

Redemption of Warrants for Cash

Once the Public Warrants become exercisable, the Corporation may call the Public Warrants for redemption:

•
in whole and not in part;
•
at a price of $0.01 per Public Warrant;
•
upon not less than 30 days' prior written notice of redemption to each warrant holder; and
•
if, and only if, the last reported sale price of the Class A Common Stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Corporation sends the notice of redemption to the warrant holders equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like).

If and when the Public Warrants become redeemable, the Corporation may exercise the redemption right even if the Corporation is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of Warrants for Class A Common Stock

Once the Public Warrants become exercisable, the Corporation may redeem the outstanding Public Warrants:

•
in whole and not in part;
•
at $0.10 per warrant upon a minimum of 30 days' prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive a number of shares based on the redemption date and the "fair market value" of the Corporation's Class A Common Stock;
•
if, and only if, the value equals or exceeds $10.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like); and
•
if the Reference Value (closing stock price for 20 out of 30 trading days) is less than $18.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

The Private Placement Warrants are identical to the Public Warrants except that the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable except as described above so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Corporation and exercisable by such holders on the same basis as the Public Warrants. Except as described above, if holders of the Private Placement Warrants elect to exercise them on a cashless basis, they would pay the exercise price by surrendering the warrants for that number of shares of Class A Common Stock equal to the quotient obtained by dividing the product of the number of shares of Class A Common Stock underlying the warrants multiplied by the excess of the “historical fair market value” (defined below) less the exercise price of the warrants, by the historical fair market value (a “Make-Whole Exercise”). For these purposes, the “historical fair market value” shall mean the average last reported sale price of the Class A Common

Stock for the 10 trading days ending on the third trading day prior to the date on which the notice of warrant exercise is sent to the warrant agent.

As of March 31, 2021, the aggregate values of the Public Warrants and the Private Placement Warrants were $44.4 million and $17.6 million, respectively, representing Warrants outstanding to purchase 27,599,938 shares and 10,933,333 shares, respectively, of the Corporation's Class A Common Stock. The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrants payable on the Condensed Consolidated Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrants payable in the Condensed Consolidated Statement of Operations and Comprehensive Loss. See Note 5, "Fair value measurements" for additional information.

11. Derivative liabilities

In connection with the $373.8 million of convertible securities issued in 2019, the Corporation determined that certain of the conversion and redemption features were embedded derivatives and were bifurcated from the host instrument and accounted for as embedded derivative instruments. In connection with the convertible securities, the Corporation recognized a capital contribution of $44.8 million during the three months ended March 31, 2021. This capital contribution of $44.8 million was recorded as an increase in additional paid in capital as the notes were issued to affiliates of the Corporation. The Corporation recognized a gain of $14.2 million from activity related to derivative liabilities in connection with the convertible securities during the three months ended March 31, 2020, which was recognized in gain on derivative in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Upon the completion of the Business Combination with SCH on January 7, 2021, the derivative balance was extinguished as of January 7, 2021. See Note 3, "Business combination," Note 5, "Fair value measurements," and Note 9, "Notes and securities payable" for additional information.

12. Letter of credit

On April 19, 2018, the Corporation entered into a secured letter of credit agreement ("the Letter") for up to an aggregate amount of $2.5 million with a commercial lender that renews on an annual basis. The Letter bears an interest rate of 0.75%. There was an unused balance of $2.5 million at both March 31, 2021 and December 31, 2020.

13. Leases

Operating leases

The Corporation leases office space in New Jersey, Minnesota, Tennessee, and San Francisco under non-cancelable operating leases, further described below. For each lease the Corporation recorded a right-of-use (ROU) asset and lease liability at the earlier of the ASC 842 effective date or lease commencement date. The Corporation utilizes the straight-line method of recognizing lease expense. However, the Corporation is required to pay certain variable executory costs including common area maintenance, real estate taxes, and insurance that are expensed as incurred. These variable costs are excluded from the measurement of leases. Certain of our leases include options to renew, with renewal terms that can extend the lease term. The exercise of lease renewal options is at our sole discretion. The Corporation is not reasonably certain that it will exercise the renewal options described in the individual lease descriptions below. Therefore, these options are not recognized as part of the ROU asset and lease liability.

The Corporation subleases certain of its leases to third parties for which it receives rental income to manage occupancy costs. These subleases are classified as operating leases.

Montgomery leases:

From May 2020 through April 9, 2021, the Corporation was in default with respect to its agreement to lease office space in Jersey City, New Jersey (the "Montgomery Lease"), for not paying rent owed to the lessor. The Corporation accrued for all interest owed and began reducing its security deposit asset in lieu of recording rental payments. On April 9, 2021, the Corporation replenished its security deposit. In addition, the landlord waived the accrued interest and any late fees. Therefore, as of April 9, 2021, the Corporation was no longer in default with respect to the Montgomery Lease.

Summary of lease costs recognized under ASC 842:

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Corporation's operating leases for the three months ended March 31, 2021:

Three Months Ended March 31, 2021
(in thousands)
Operating lease cost	$1,135
Variable lease cost	152
Short-term lease cost	15
Sublease income	(774)
Total lease cost	$528
Other information
Cash paid for amounts included in the measurement of lease liabilities	$1,270
Weighted-average remaining lease term (in years)	4.4 years
Weighted-average discount rate	10.22%

Pursuant to the terms of the Corporation's non-cancelable lease agreements in effect at December 31, 2020, the following table summarizes the Corporation's maturities of lease liabilities as of March 31, 2021:

Three Months Ended March 31, 2021
(in thousands)
2021	$3,795
2022	2,768
2023	1,429
2024	1,110
2025	1,125
Thereafter	2,641
Total lease payments	12,868
Less: imputed interest	(2,636)
Total	$10,232

14. Convertible preferred stock

Each share of Legacy Clover's preferred stock was convertible at the option of the holder, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into a number of fully paid and non-assessable shares of common stock as is determined by dividing the applicable original issue price by the applicable conversion price (as described in Note 17, "Preferred stock," to financial statements in the Form 8-K/A) in effect at the time of conversion.

Pursuant to the Merger Agreement, all outstanding shares of Legacy Clover's preferred stock automatically converted into 139,444,346 shares of Class B Common Stock after giving effect to the Exchange Ratio upon the closing of the Business Combination. See Note 3, "Business combination" for additional information on the Business Combination.

15. Employee benefit plans

Employee savings plan

The Corporation has a defined contribution retirement savings plan ("the 401(k) Plan") covering eligible employees, which includes matching contributions based on the amount of employees' contributions to this plan. The Corporation contributes to the 401(k) Plan annually 100% of the first 4% compensation that is contributed by the employee up to 4% of eligible annual compensation. The Corporation's service contributions to the 401(k) Plan amounted to approximately $0.3 million and $0.4 million for the three months ended March 31, 2021, and 2020, respectively, and are included in salaries and benefits on the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Corporation's cash match is invested pursuant to the participant's contribution direction. Employer contributions are immediately 100% vested.

Stock-based compensation

The Corporation's 2020 Equity Incentive Plan (the "2020 Plan"), 2014 Equity Incentive Plan (the "2014 Plan"), and the 2020 Management Incentive Plan (collectively with the 2020 Plan and the 2014 Plan, the "Plan"), provide for grants to acquire shares of the Corporation's common stock, par value $0.0001 per share, to employees, directors, officers, and consultants of the Corporation. During the three months ended March 31, 2021, the Corporation approved the 2020 Plan and the 2020 Management Incentive Plan. The maximum number of shares of the Corporation's common stock reserved for issuance over the term of the Plan, shares outstanding, and shares remaining under the Plan, after giving effect to the Exchange Ratio, as of March 31, 2021 and December 31, 2020 were as follows:

March 31, 2021	Shares Authorized Under Plan	Shares Outstanding Under Plan	Shares Remaining Under Plan
2014 Plan	54,402,264	46,231,470	N/A
2020 Plan	30,641,401	1,924,526	28,716,875
2020 Management Incentive Plan	33,426,983	33,426,983	—

December 31, 2020	Shares Authorized Under Plan	Shares Outstanding Under Plan	Shares Remaining Under Plan
2014 Plan	54,402,264	36,557,759	17,844,505

Effective as of the closing of the Business Combination, the 2014 Plan terminated at which time the outstanding awards previously granted thereunder were assumed by the Corporation, and no new awards are available for grant under the 2014 Plan. Shares that are expired, terminated, surrendered or canceled under the Plan without having been fully exercised will be available for future awards under the 2020 Plan. Shares may be issued from authorized but unissued Corporation stock.

The Plan is administered by the Board. The options are subject to the terms and conditions applicable to options granted under the Plan, as described in the Plan and the applicable stock option grant agreement. The exercise prices, vesting and other restrictions are determined at the discretion of the Board, except that the exercise price per share of incentive stock options may not be less than 100% of the fair value of a share of common stock on the date of grant. Stock options awarded under the Plan expire ten years after the grant date. Vesting periods for awards under the Plan are determined at the discretion of the Board. Incentive stock options and non-statutory options granted to employees, directors, officers and consultants of the Corporation typically vest over four years. The fair value of each restricted stock award is determined based on the fair value of the Corporation's common shares on the date of grant. The total estimated fair value is amortized as an expense over the requisite service period as approved by the Board.

The Corporation granted options to purchase 1,937,968 shares of common stock during the three months ended March 31, 2021. The Corporation recorded stock-based compensation expense for options, RSUs, and performance restricted stock units ("PRSUs") granted of $42.7 million during the three months ended March 31, 2021, presented in salaries and benefits in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. Compensation cost presented in salaries and benefits in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss were as follows:

Three Months Ended March 31,	2021	2020
	(in thousands)
Stock options	$3,694	$1,977
RSUs	14,052	—
PRSUs	24,967	—
Total compensation cost recognized for stock-based compensation plans	$42,713	$1,977

As of March 31, 2021, there was approximately $511.5 million of unrecognized stock-based compensation expense related to unvested stock options, RSUs, and PRSUs, estimated to be recognized over a period of 4.78 years. As of December 31, 2020, there was approximately $14.9 million of unrecognized stock-based compensation expense related to unvested stock options.

Stock options

The assumptions that the Corporation used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted for the three months ended March 31, 2021 and 2020, respectively, were as follows:

Three Months Ended March 31, 2021	2021	2020
Weighted-average risk-free interest rate	1.06%	1.47%
Expected term (in years)	6.06	6.30
Expected volatility	37.74%	29.63%
Expected dividend yield	—%	—%

A summary of option activity under the 2020 Plan during the three months ended March 31, 2021 is as follows:

	Number of options	Weighted-average exercise price
Outstanding, January 1, 2021	—	$-
Granted during 2021	1,937,968	8.88
Exercised	—	—
Forfeited	(13,442)	8.88
Outstanding, March 31, 2021	1,924,526	$8.87

A summary of option activity under the 2014 Plan during the three months ended March 31, 2021 is as follows:

	Number of options	Weighted-average exercise price
Outstanding, January 1, 2021	36,513,193	$2.26
Granted during 2021	—	—
Exercised	(761,480)	1.63
Forfeited	(267,115)	2.43
Outstanding, March 31, 2021	35,484,598	$2.27

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Corporation's common stock for those stock options that had exercise prices lower than the fair value of the Corporation's common stock.

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2021 and 2020 was $3.36 per share and $1.82 per share, respectively.

As of March 31, 2021, outstanding stock options, substantially all of which are expected to vest, had an aggregate intrinsic value of $187.8 million, and a weighted-average remaining contractual term of 7.3 years. As of March 31, 2021, there were 21,957,416 options exercisable under the Plan, with an aggregate intrinsic value of $120.1 million, a weighted-average exercise price of $2.09 per share, and a weighted-average remaining contractual term of 6.43 years. The total intrinsic value of stock options exercised during the three months ended March 31, 2021 and 2020 was $6.5 million and $0.1 million, respectively. Cash received from stock option exercises during the three months ended March 31, 2021 and 2020 totaled $1.2 million and $0.1 million, respectively.

Pursuant to the Plan agreement, employees may exercise options at any time while maintaining the original vesting period. The proceeds from exercise of unvested options are recorded as a liability until the option vests at which time the liability is reclassified to equity. If the employee terminates or otherwise forfeits an unvested option that has been exercised, the Corporation must redeem those shares at the original exercise price and remit payment of the forfeited portion of shares back to the employee.

Restricted Stock Units

A summary of total RSU activity for the three months ended March 31, 2021 is presented below:

Three Months Ended March 31, 2021
Granted	16,844,216
Exercised	(95,834)
Outstanding, March 31, 2021	16,748,382

The grant date fair value of the RSUs was $16.02 per underlying share.

Performance Restricted Stock Units

The Corporation has granted PRSUs which become eligible to vest if prior to the vesting date the average closing price of one share of the Corporation's common stock for ninety consecutive days equals or exceeds a specified price (the "Market PRSUs"). The grant date fair value of the Market PRSUs is recognized as expense over the vesting period under the accelerated attribution method and is not adjusted in future periods for the success or failure to achieve the specified market condition.

The weighted-average grant date fair value of Market PRSUs granted during the three months ended March 31, 2021 was $9.59 per underlying share. There were no Market PRSUs granted prior to 2021. The grant date fair value of Market PRSUs was determined using a Monte Carlo simulation model that incorporated multiple valuation assumptions, including the probability of achieving the specified market condition and the following assumptions:

Three Months Ended March 31, 2021
Expected volatility (1)	40.70%
Risk-free interest rate (2)	0.50%
Dividend yield (3)	0.00%

(1) Expected volatility is based on a blend of peer group company historical data adjusted for the Corporation's leverage.

(2) Risk-free interest rate based on U.S. Treasury yields with a term equal to the remaining Performance Period as of the grant date.

(3) Dividend yield was assumed to be zero as the Corporation does not anticipate paying dividends.

A summary of total PRSU activity for the three months ended March 31, 2021 is presented below:

Three Months Ended March 31, 2021
Granted	27,460,364
Non-vested at March 31, 2021	27,460,364

As of March 31, 2021, there was $238.3 million of unrecognized share-based compensation expense related to PRSUs, which is expected to be recognized over a period of 4.78 years.

Equity warrants

In November 2016 and December 2017, the Corporation issued warrants to purchase 139,629 shares of the Corporation's common stock at an exercise price of $2.61 per share, and 122,052 shares of the Corporation's common stock at an exercise price of $3.45 per share, respectively, as part of payment to certain providers for services provided to the Corporation. These warrants were automatically exercised in connection with the Business Combination. See Note 3, "Business combination" for additional information. The total fair value of warrants vested during the three months ended March 31, 2021 and 2020, was $0.0 million and $1.0 million, respectively.

A summary of activity relating to the warrants of the service providers during the three months ended March 31, 2021 and 2020, respectively, is as follows:

	Number of warrants	Weighted-average exercise price
Outstanding, December 31, 2019	261,681	$3.00
Granted during 2020	—	—
Exercised	—	—
Forfeited	—	—
Outstanding, March 31, 2020	261,681	$3.00
Outstanding, December 31, 2020	261,681	$3.00
Granted during 2021	—	—
Exercised	(261,681)	3.00
Forfeited	—	—
Outstanding, March 31, 2021	—	$—

16. Income taxes

The consolidated effective tax rate of the Corporation for the three months ended March 31, 2021 and 2020, was (0.0%) and (0.0%), respectively. The Corporation continues to be in a net operating loss and net deferred tax asset position. As a result, and in accordance with accounting standards, the Corporation recorded a valuation allowance to reduce the value of the net deferred tax assets to zero. The Corporation believes that as of March 31, 2021, it had no material uncertain tax positions. Interest and penalties related to unrecognized tax expense (benefits) are recognized in income tax expense, when applicable.

There were no material liabilities for interest and penalties accrued as of March 31, 2021 and 2020.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law in the U.S. to provide certain relief in connection with the COVID-19 pandemic. In addition, governments around the world have enacted or implemented various forms of tax relief measures in response to the economic conditions in the wake of COVID-19. On December 27, 2020, the "Consolidated Appropriations Act, 2021" was signed into law in the U.S. to amend or extend several significant COVID related relief provisions of the CARES Act. The Corporation has determined that neither the CARES Act and Consolidated Appropriations Act nor changes to income tax laws or regulations in other jurisdictions had a significant impact on our effective tax rate.

17. Net loss per share

Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Net loss	$(48,417)	$(28,162)
Net loss attributable to common stockholders	$(48,417)	$(28,162)
Basic and diluted weighted average number of common shares and common share equivalents outstanding (1)	376,170,545	88,330,996
Net loss per share attributable to common stockholders—basic and diluted	$(0.13)	$(0.32)

(1) Prior period results have been adjusted to reflect the exchange of Legacy Clover's common stock for Clover Class B Common Stock at an exchange ratio of approximately 2.0681 in January 2021 as a result of the Business Combination. See Note 3, "Business combination," for details.

Because the Corporation had a net loss in the three months ended March 31, 2021 and 2020, the Corporation’s potentially dilutive securities, which include stock options, restricted stock, preferred stock and warrants to purchase shares of common stock and preferred stock, have been excluded from the computation of diluted net loss per share, as the effect would be anti-dilutive. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Corporation excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti‑dilutive effect:

	Three Months Ended March 31,
	2021	2020
Options to purchase common stock (1)	37,409,124	36,353,061
RSUs	16,748,379	—
Convertible preferred stock (as converted to common stock) (1)	—	139,444,346
Warrants to purchase common stock (as converted to common stock) (1)	38,533,271	4,884,132
Warrants to purchase convertible preferred stock (as converted to common stock) (1)	—	2,618,770
	92,690,774	183,300,309

(1) Prior period results have been adjusted to reflect the exchange of Legacy Clover's common stock for Clover Class B Common Stock at an exchange ratio of approximately 2.0681 in January 2021 as a result of the Business Combination. See Note 3, "Business combination," for details.

18. Commitments and contingencies

Legal Actions

Various lawsuits against the Corporation may arise in the ordinary course of the Corporation's business. Contingent liabilities arising from ordinary course litigation, income taxes and other matters are not expected to be material in relation to the financial position of the Corporation. At March 31, 2021, and December 31, 2020, respectively, there were no material known contingent liabilities arising outside the normal course of business.

Securities Class Actions and Derivative Litigation

In February 2021, we and certain of our directors and officers were named as defendants in putative class actions filed in the United States District Court for the Middle District of Tennessee: Bond v. Clover Health Investments, Corp. et al., Case No. 3:21-cv-00096 (M.D. Tenn.); Kaul v. Clover Health Investments, Corp. et al., Case No. 3:21-cv-00101 (M.D. Tenn.); Yaniv v. Clover Health Investments, Corp. et al., Case No. 3:21-cv-00109 (M.D. Tenn.); and Tremblay v. Clover Health Investments, Corp. et al., Case No. 3:21-cv-00138 (M.D. Tenn.). The complaints assert violations of sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act. The Kaul action asserts additional claims under sections 11 and 15 of the Securities Act.

The complaints generally relate to allegations published in an article issued on February 4, 2021, by Hindenburg Research LLC. The complaints seek unspecified damages on behalf of all persons and entities who purchased or acquired Clover securities during the class period (which begins on October 6, 2020, and, depending on the complaint, ends on February 3, 2021 or February 4, 2021), as well as certain other costs.

In April 2021, the Middle District of Tennessee class actions described above were consolidated under Bond v. Clover Health Investments, Corp. et al., Case No. 3:21-cv-00096 (M.D. Tenn.) as lead case. The court appointed a lead plaintiff, approved a lead counsel and a liaison counsel, and approved the parties' proposed schedule for filing an amended complaint and the defendants' responses.

Parallel shareholder derivative actions have also been filed, naming Clover as a nominal defendant. The first action was filed in the United States District Court for the District of Delaware and is captioned Furman v. Garipalli et al., Case No. 1:21-cv-00191 (D. Del.). The complaint asserts violations of sections 10(b) and 21D of the Exchange Act, breach of fiduciary duty, and waste of corporate assets against our directors. It seeks unspecified damages and an order requiring Clover to take certain actions to enhance Clover's corporate governance policies, and procedures. The second and third actions were filed in the United States District Court for the Middle District of Tennessee and are captioned Sun v. Garipalli, et al., Case No. 3:21-cv-00311 (M.D. Tenn.) and Luthra v. Garipalli, et al., Case No. 3:21-vs-00320 (M.D. Tenn.). The complaints assert violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, and aiding and abetting a breach of fiduciary duty. The Sun action also asserts unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and contribution under Section 11(f) of the Securities Act, and Sections 10(b) and 21D of the Exchange Act. The complaints name certain current and former officers and directors as defendants. They seek unspecified damages and an order requiring Clover to take certain actions to enhance Clover's corporate governance policies, and procedures.

On May 10, 2021, the Middle District of Tennessee shareholder derivative actions described above were consolidated under Sun v. Garipalli, et al., Case No. 3:21-cv-00311 (M.D. Tenn.) as lead case. The court designated co-lead counsel and liaison counsel and ordered the parties to submit a proposed schedule for the initial stage of the case.

All of these cases remain in the preliminary stages. Given the inherent uncertainty of litigation and the legal standards that must be met, including class certification and success on the merits, the Corporation has determined that it is not probable or estimable that an unfavorable outcome or potential loss will occur. Clover intends to vigorously defend itself against the claims asserted against it.

Guaranty assessments

Under state guaranty assessment laws, including those related to state cooperative failures in the industry, the Corporation may be assessed, up to prescribed limits, for certain obligations to the policyholders and claimants of insolvent insurance companies that write the same line or lines of business as the Corporation.

19. Dividend restrictions

The Corporation's regulated insurance subsidiaries are subject to regulations and standards in their respective jurisdictions. These standards, among other things, require these subsidiaries to maintain specified levels of statutory capital and limit the timing and amount of dividends and other distributions that may be paid to their parent companies. Therefore, the Corporation's regulated insurance subsidiaries' ability to declare and pay dividends is limited by state regulations including obtaining prior approval by the New Jersey Department of Banking and Insurance ("DOBI"). As of March 31, 2021 and December 31, 2020, neither of the regulated insurance subsidiaries had paid any dividends.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto for the three months ended March 31, 2021 contained in this Quarterly Report on Form 10-Q (the "Form 10-Q") and the Consolidated Financial Statements and notes thereto for the year ended December 31, 2020 contained in Exhibit 99.5 of Amendment No. 1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission (the "SEC") on April 1, 2021 (the "Form 8-K/A"). This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of our 2020 Annual Report on Form 10-K filed with the SEC on March 31, 2021 (the "Form 10-K"). Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations” to "we", "us", "our", "Clover", and "the Corporation" are intended to mean the business and operations of Clover Health Investments, Corp. and its consolidated subsidiaries subsequent to the closing of the Business Combination (as defined below).

Overview

At Clover Health, we are singularly focused on creating great, sustainable healthcare to improve every life. We have centered our strategy on building and deploying technology that we believe will enable us to solve a significant data problem while avoiding the limitations of legacy approaches. We leverage our flagship software platform, the Clover Assistant, to help America’s seniors receive better care at lower costs. As a next generation Medicare Advantage ("MA") insurer, we operate Preferred Provider Organization ("PPO") and Health Maintenance Organization ("HMO") plans that are the obvious choice for Medicare-eligible consumers. We call our plans "Obvious" because we believe they are highly affordable—offering most of our members the lowest average out-of-pocket costs for primary care physician ("PCP") co-pays, specialist co-pays, drug deductibles and drug costs in their markets—and provide wide network access and the same cost-sharing (co-pays and deductibles) for physicians who are in- and out-of-network. By empowering physicians with data-driven, personalized insights at the point of care through our software platform, we believe we can improve clinical decision-making and viably offer these “Obvious” plans at scale, through an asset-light approach.

We initially launched our MA offering in 2013, scaling to our first nine MA markets, or counties, by 2016 with approximately 15,000 members. As of March 31, 2021, we operated in 108 MA markets across eight states with 66,348 Medicare Advantage members. As of March 31, 2021, our PPO plans were licensed in 45 states and the District of Columbia and were not licensed in Michigan, New Hampshire, New York, North Carolina and Vermont, and our HMO was licensed in New Jersey and Texas.

On April 8, 2021, the Centers for Medicare and Medicaid Services ("CMS"), an agency of the United States Department of Health and Human Services, announced that the Corporation’s subsidiary Clover Health Partners, LLC, began participating as a Direct Contracting Entity in the CMS’s Global and Professional Direct Contracting Model on April 1, 2021. Clover’s Direct Contracting Entity, which assumes full risk (i.e., 100% shared savings and shared losses) for the total cost of care of aligned Original Medicare beneficiaries, also focuses on our technology platform, the Clover Assistant, to enhance health care delivery, reduce expenditures, and improve care for Original Medicare beneficiaries.

Recent Events

On January 7, 2021, we consummated the previously announced domestication and mergers (the "Business Combination") pursuant to that certain Agreement and Plan of Merger, dated October 5, 2020 (the "Merger Agreement"), among Asclepius Merger Sub Inc., a former subsidiary of us, Clover Health Investments, Inc., a corporation originally incorporated on July 17, 2014, in the state of Delaware ("Legacy Clover"), and us. Additionally, in connection with the Business Combination, we issued and sold to certain investors an aggregate of 40,000,000 shares of our Class A Common Stock for an aggregate purchase price equal to $400.0 million (the "PIPE Investment") concurrently with the completion of the Business Combination. See Note 3 "Business Combination" in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for more information.

The Business Combination was accounted for as a reverse capitalization in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Under the guidance in Accounting Standards Codification ("ASC") 805, Legacy Clover is treated as the "acquirer" for financial reporting purposes. As such, Legacy Clover is deemed the accounting predecessor of the combined business, and Clover, as the parent company of the combined business, is the successor SEC registrant, meaning that Legacy Clover's financial statements for previous periods will be disclosed in the registrant’s periodic reports filed with the SEC from here forward.

The Business Combination has had a significant impact on our reported financial position and results as a consequence of the reverse capitalization. The most significant change in our reported financial position and results is an estimated net increase in cash (as compared to our consolidated balance sheet at December 31, 2020) of approximately $670.0 million, which includes approximately $400.0 million in proceeds from the PIPE Investment, offset by additional transaction costs incurred in connection with the Business Combination. The estimated transaction costs for the Business Combination were approximately $61.0 million, of which $29.0 million represented deferred underwriter fees related to the initial public offering of Social Capital Hedosophia Holdings Corp. III ("SCH").

As a result of the Business Combination, we have become the successor to a public company, which required us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting, legal and administrative resources.

For additional information regarding the impacts of the Business Combination, see Note 3, "Business combination," Note 9, "Notes and securities payable," Note 10, "Warrants payable," and Note 14, "Convertible preferred stock" of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Impact of COVID-19

The societal and economic impact of the COVID-19 pandemic is continuing to evolve, and the ultimate impact on our business, results of operations, financial condition and cash flows is uncertain and difficult to predict. The global pandemic has severely impacted businesses worldwide, including many in the health insurance sector. In response to the pandemic, we have implemented additional steps related to our care delivery, our member support, and our internal policies and operations.

We refocused our clinical operations in mid-March 2020 and fully adopted the CMS COVID-19 emergency policy changes, including multiple summary guidances issued over a 12-week period, from March 2020 to June 2020. We implemented many changes to provide continued care to members, including reorienting our in-home primary care program to provide care remotely, pivoting our post-hospital discharge program to video and telephonic encounters, and helping members receive their prescription medications at home.

Additionally, we rapidly enhanced our Clover Assistant platform to focus on video and telephonic visits to ensure that our members received appropriate levels of care despite their inability to physically visit a physician’s office. In total, we pivoted from 100% in-person Clover Assistant visits before the COVID-19 pandemic to 82% and 64% virtual Clover Assistant visits during the months of April and May 2020, respectively.

To ensure care continuity, we have implemented multi-channel member communications to support our members staying in place, provider network support for telehealth adoption by PCP practices, and a nurse practitioner COVID-19 hotline reaching out to our most vulnerable members—acting as a clinical bridge for members whose provider offices had transiently closed.

We are continuing to monitor the ongoing financial impact of COVID-19 on our business and operations and are making adjustments accordingly. We have waived member copays on certain COVID-19-related services and have worked closely with our open network of providers to ensure that members are receiving necessary care. Given that a large portion of our membership is elderly and generally in the high-risk category for COVID-19, we have incurred additional costs during the three months ended March 31, 2021, to care for those members who have contracted the virus, and we will likely continue to incur similar costs in the near future. Additionally, CMS risk adjustment requires that a member’s health issues be documented annually regardless of the permanence of the underlying causes. Historically, this documentation was required to be completed during an in-person visit with a patient. As part of relief measures adopted pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), Medicare is allowing documentation prepared during video visits with patients to serve as support for CMS risk adjustments. While we intend to leverage Clover Assistant to increase the video visits for our members and document their health conditions on a timely basis, given the disruption caused by COVID-19, we may be unable to document the health conditions of our members as comprehensively as we did in previous years, which may adversely impact the accuracy of our risk adjustment factors and revenue in future periods.

The quarterly information presented in the following table illustrates the impact of COVID-19 on our financial results during each of the four quarters of 2020 and the first quarter of 2021:

	Three Months Ended
	March 31, 2020		June 30, 2020		September 30, 2020		December 31, 2020		March 31, 2021
	Total	PMPM	Total	PMPM	Total	PMPM	Total	PMPM	Total	PMPM
	(dollars in thousands, except PMPM amounts)
Premiums earned, net	$163,710	$984	$170,315	$1,000	$167,075	$972	$164,598	$950	$199,376	$1,005
Net medical claims incurred	$146,328	$880	$119,366	$701	$144,846	$842	$179,928	$1,034	$214,432	$1,081
Net (loss) income	$(28,162)	$—	$5,403	$—	$12,758	$—	$(126,391)	$—	$(48,417)	$—
MCR	89.4%	—	70.1%	—	86.7%	—	109.3%	—	107.6%	—

Beginning in late March and early April 2020, the COVID-19 pandemic caused an increase in our inpatient hospital costs as members started to experience admissions caused by the virus. The increase in hospital costs was ultimately more than fully offset by a reduction in outpatient and office-based utilization during the second quarter of 2020. In the second quarter of 2020, we experienced a reduction in utilization across all settings, including inpatient hospital admissions. By the end of the third quarter of 2020, our non-COVID-19 utilization of healthcare services returned to near pre-COVID-19 levels but remained slightly below historical benchmarks. In the fourth quarter of 2020 and the first quarter of 2021, we incurred additional net medical claims related to COVID-19 without experiencing the same offsetting reduction in outpatient and office-based utilization we experienced in the second quarter of 2020.

Due to the speed with which the COVID-19 situation is developing, the global breadth of its spread and the range of governmental and community reactions thereto, there remains uncertainty around its duration and ultimate impact, and the related financial impact on our business could change and cannot be accurately predicted at this time. For additional information regarding the risks to our business and results of operations related to the COVID-19 pandemic, see the section entitled "Risk Factors—Risks Related to Clover’s Business and Industry—We are subject to risks associated with the COVID-19 pandemic, which could have a material adverse effect on our business, results of operations, financial condition and financial performance" in the Form 10-K.

Key Performance Measures

We review several key performance measures, discussed below, to evaluate our business and results, measure performance, identify trends, formulate plans, and make strategic decisions. We believe that the presentation of such metrics is useful to management and counterparties to model the performance of healthcare companies such as Clover.

	Three Months Ended March 31,
	2021		2020
	Total	PMPM (1)	Total	PMPM (1)
	(in thousands, except PMPM amounts)
Other Data:
Medicare Advantage members as of period end	66,348	N/A	56,268	N/A
Premiums earned, gross	$199,500	$1,006	$163,839	$985
Premiums earned, net	$199,376	$1,005	$163,710	$984
Medical claim expense incurred, gross	$214,562	$1,082	$146,421	$880
Net medical claims incurred	$214,432	$1,081	$146,328	$880
Medical care ratio, gross	107.5%	N/A	89.4%	N/A
Medical care ratio, net	107.6%	N/A	89.4%	N/A
Net loss	$(48,417)	N/A	$(28,162)	N/A

(1) Calculated PMPM figures are based on the applicable amount divided by member months in the given period. Member months represents the number of months members are enrolled in a Clover Health plan in the period.

Membership and Associated Premiums Earned and Medical Claim Expenses

We define new and returning members on a calendar year basis. Any member who is active on July 1 of a given year is considered a returning member in the following year. Any member who joins a Clover plan after July 1 in a given year is considered a new member for the entirety of the following calendar year. We view our number of members and associated PMPM premiums earned and medical claim expenses, in the aggregate and on a PMPM basis, as important metrics to assess our financial performance because member growth aligns with our mission, drives our total revenues, expands brand awareness, deepens our market penetration, creates additional opportunities to inform our data-driven insights to improve care and decrease medical claim expenses, and generates additional data to continue to improve the functioning of the Clover Assistant. Among other things, the longer a member is enrolled in one of our MA plans, the more data we collect and synthesize and the more actionable insights we generate. We believe these data-driven insights lead to better care delivery as well as improved identification and documentation of members’ chronic conditions, helping to lower PMPM medical claim expenses.

Premiums Earned, Gross

Premiums earned, gross is the amount received, or to be received, for insurance policies written by us during a specific period of time without reduction for premiums ceded to reinsurance. We believe premiums earned, gross provides useful insight into the gross economic benefit generated by our business operations and allows us to evaluate our underwriting performance without regard to changes in our underlying reinsurance structure. Premiums earned, gross excludes the effects of premiums ceded to reinsurers, and therefore should not be used as a substitute for premiums earned, net, total revenue or any other measure presented in accordance with GAAP. See the section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Our Results of Operations—Premiums Earned, Net."

Premiums Earned, Net

Premiums earned, net represents the earned portion of our premiums earned, gross, less the earned portion that is ceded to third-party reinsurers under our reinsurance agreements as presented on our consolidated statement of operations in accordance with GAAP.

Gross Medical Claims Incurred

Gross medical claims incurred reflects claims incurred excluding amounts ceded to reinsurers and the costs associated with processing those claims. We believe gross medical claims incurred provides useful insight into the gross medical expense incurred by members and allows us to evaluate our underwriting performance without regard to changes in our underlying reinsurance structure.

Gross medical claims incurred excludes the effects of medical claims and associated costs ceded to reinsurers, and therefore should not be used as a substitute for net claims incurred, total expenses or any other measure presented in accordance with GAAP. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Our Results of Operations—Net Medical Claims Incurred."

Net Medical Claims Incurred

Net medical claims incurred consists of the costs of claims, including the costs incurred for claims net of amounts ceded to reinsurers as presented on our consolidated statement of operations in accordance with GAAP.

Medical Care Ratio, Gross and Net

We calculate our medical care ratio by dividing total net medical claim expenses incurred by premiums earned, in each case on a gross or net basis, as the case may be, in a given period. We believe our MCR is an indicator of our gross profit for our MA plans and the ability of our Clover Assistant platform to capture and analyze data over time to generate actionable insights for returning members to improve care and reduce medical expenses.

Components of Our Results of Operations

Premiums Earned, Net

Premiums earned, net represents the earned portion of our premiums earned, gross, less the earned portion that is ceded to third-party reinsurers under our reinsurance agreements. Premiums are earned in the period in which members are entitled to receive services, and are net of estimated uncollectible amounts, retroactive membership adjustments, and any adjustments to recognize rebates under the minimum benefit ratios required under the Patient Protection and Affordable Care Act (the "ACA").

Premiums earned, gross is the amount received, or to be received, for insurance policies written by us during a specific period of time without reduction for premiums ceded to reinsurance. We earn premiums through our plans offered under contracts with CMS. We receive premiums from CMS on a monthly basis based on our actuarial bid and the risk-adjustment model used by CMS. Premiums anticipated to be received within twelve months based on the documented diagnostic criteria of our members are estimated and included in revenue for the period including the member months for which the payment is designated by CMS.

Premiums ceded is the amount of premiums earned, gross ceded to reinsurers. From time to time, we enter into reinsurance contracts to limit our exposure to potential losses as well as to provide additional capacity for growth. Under these agreements, the "reinsurer," agrees to cover a portion of the claims of another insurer, i.e., us, the "primary insurer," in return for a portion of their premium. Ceded earned premium is earned over the reinsurance contract period in proportion to the period of risk covered. The volume of our ceded earned premium is impacted by the level of our premiums earned, gross and any decision we make to adjust our reinsurance agreements.

Other Income

Other income primarily consists of income earned from commissions related to premiums ceded under our reinsurance agreements. Commissions from premiums ceded under reinsurance agreements are earned when ceded to reinsurers over the period of policies. The amount of commissions we earn is dependent upon the terms of our reinsurance contracts and the amount of premiums ceded. In addition, other income includes income generated from ceded allowances under reinsurance agreements, which are amounts paid by the reinsurers to help cover certain expenses incurred by the ceding party in relation to the ceded contracts, and an immaterial amount of other income from rental agreements with third parties for subleases of our leased office facilities.

Other income also includes interest earned from fixed-maturity securities, short-term securities and other investments, the gains or losses on sales and maturities of investments. Our cash and invested assets primarily consist of fixed-maturity securities, and may also include cash and cash equivalents, equity securities, and short-term investments. The principal factors that influence net investment income are the size of our investment portfolio and the yield on that portfolio. As measured by amortized cost (which excludes changes in fair value, such as changes in interest rates), the size of our investment portfolio is mainly a function of our invested equity capital along with premiums we receive less amounts paid in costs of care.

Net Medical Claims Incurred

Net medical claims incurred are our medical expenses and consists of the costs of claims, including the costs incurred for claims net of amounts ceded to reinsurers. We enter into reinsurance contracts to limit our exposure to potential losses as well as to provide additional capacity for growth. These expenses generally vary based on the total number of members and their utilization rate of our services.

Salaries and Benefits

Salaries and benefits consist of salaries, sales commissions, stock-based compensation expense, employee benefit costs, severance costs and payroll taxes for employees.

Following the consummation of the Business Combination, we have incurred and expect to continue to incur significant additional expenses for salaries and benefits as a result of expanding our headcount to support our increased compliance requirements associated with operating as a public company or otherwise and the growth of our business. As a result, we expect that our salaries and benefits will increase in absolute dollars in future periods and vary from period-to-period as a percentage of revenue.

General and Administrative Expense

General and administrative expense consists of legal, accounting, tax and other professional fees, consulting fees, hardware and software costs, payments to our third-party cloud infrastructure providers for hosting our software, travel expenses, recruiting fees, certain tax, license and insurance-related expenses, including industry assessments, advertising and marketing costs, membership-driven administrative costs, lease and occupancy costs, statutory and other fees and other overhead costs. Membership-driven administrative costs consist of enrollment-related costs, broker commissions and call center expenses.

We are subject to the ACA, which established insurance industry assessments, including an annual health insurance industry fee. The annual health insurance industry fee was suspended in 2019. In 2020, the fee incurred and paid by the Corporation was approximately $8.0 million. The fee has been permanently repealed beginning in 2021.

Following the consummation of the Business Combination, we have incurred and expect to continue to incur significant additional general and administrative expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and the listing standards of Nasdaq, additional corporate, director and officer insurance expenses, greater investor relations expenses and increased professional service fees. As a result, we expect that our general and administrative expenses will increase in absolute dollars in future periods and vary from period-to-period as a percentage of revenue.

Premium Deficiency Reserve (Benefit) Expense

Premium deficiency reserves are established to the extent that the sum of expected future costs, claim adjustment expenses, and maintenance costs exceeds related future premiums under contracts without consideration of investment income. We assess the profitability of our contracts with CMS to identify those contracts where current operating results or forecasts indicate probable future losses. Premium deficiency reserve (benefit) expense is recognized in the period in which the losses are identified. Premium deficiency reserves are then amortized over the period in which losses were expected to occur. The amortization is expected to have an offsetting impact to the operating losses in that period. We may identify and recognize additional premium deficiency reserves depending on the rates that are paid to us by CMS based on our actuarial bids and the utilization of healthcare services by our members.

Depreciation and Amortization

Depreciation and amortization consists of all depreciation and amortization expenses associated with our property and equipment. Depreciation includes expenses associated with property and equipment. Amortization includes expenses associated with leasehold improvements.

Other Expense

Other expense consists primarily of debt issuance costs incurred in connection with the issuance of an aggregate of $373.8 million initial principal amount of convertible securities ("Convertible Securities") in February, March, May, and August 2019. The Convertible Securities were converted into shares of the Corporation's Class B common stock upon the completion of the Business Combination on January 7, 2021.

Change in Fair Value of Warrants Payable

Change in fair value of warrants payable is related to a mark-to-market adjustment associated with warrants to purchase our capital stock. In connection with the Closing, the warrants of Legacy Clover automatically converted into shares of Class B Common Stock, and we will no longer be required to re-measure the value of the warrants. Change in fair value of warrants payable for our Public Warrants and Private Placement Warrants acquired in the Business Combination reflects the mark-to-market adjustment associated with warrants to purchase our Class A Common Stock from the Closing date through the end of the reporting period.

Interest Expense

Interest expense consists primarily of interest expense associated with our outstanding non-convertible notes under our term loan facility ("Term Loan Notes").

Amortization of Notes and Securities Discounts

Amortization of notes and securities discounts consists of amortization of the debt discount associated with the Convertible Securities, warrants and debt issuance costs associated with the Term Loan Notes.

(Gain) Loss on Derivative

(Gain) loss on derivative consists of (gain) loss on embedded derivatives contained in the Convertible Securities. The embedded derivatives relate to the conversion features of the Convertible Securities, which reflect a premium above the principal and accrued interest thereon.

We record a gain or loss on derivative based on changes in fair value of the embedded derivatives contained in the Convertible Securities. The carrying amounts of these embedded derivatives are recorded at fair value at issuance, marked-to-market as of each balance sheet date, and changes in fair value are reported as either income or expense during the period.

In order to estimate the fair value attributable to these features, we estimate the value of the Convertible Securities (i) with the embedded derivatives and (ii) without the embedded derivatives. The incremental difference between the two values is then used to estimate the fair value of the embedded derivatives. A probability-weighted present value of expected future returns model is then used in order to estimate the value of the conversion features under various probable scenarios. The assumptions used to arrive at the estimated fair value generally include the stock price, strike price, volatility, risk-free rate, and time to maturity, among others.

On January 7, 2021, in association with the Closing, the Convertible Securities converted to shares of the Corporation's common stock and the associated derivative liability was eliminated.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following tables summarize our consolidated results of operations for the periods presented and as a percentage of our total revenues for those periods. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended March 31,
	2021	2020	Change ($)	Change (%)
	(dollars in thousands)
Revenues
Premiums earned, net (Net of ceded premiums of $124 and $129 for the three months ended March 31, 2021 and 2020, respectively)	$199,376	$163,710	$35,666	22%
Other income (1)	949	1,795	(846)	(47%)
Total revenues	200,325	165,505	34,820	21%
Operating expenses
Net medical claims incurred	214,432	146,328	68,104	47%
Salaries and benefits (2)	66,024	21,484	44,540	207%
General and administrative expenses	38,606	28,483	10,123	36%
Premium deficiency reserve benefit	—	(4,282)	4,282	(100%)
Depreciation and amortization	160	122	38	31%
Other expense	191	—	191	*
Total operating expenses	319,413	192,135	127,278	66%
Loss from operations	(119,088)	(26,630)	(92,458)	347%
Change in fair value of warrants payable	(85,506)	2,237	(87,743)	*
Interest expense	1,175	7,815	(6,640)	(85%)
Amortization of notes and securities discount	13,660	5,712	7,948	139%
Gain on derivative	—	(14,232)	14,232	(100%)
Net loss	$(48,417)	$(28,162)	$(20,255)	(72%)

(1)   In the first quarter of 2021, other income and investment income, net, were combined into a single line item for other income. Prior period balances have been revised to conform to the current period presentations.

(2) Stock-based compensation expenses of $42.7 million and $2.1 million are included in salaries and benefits for the three months ended March 31, 2021 and 2020, respectively.

* = Not presented as prior period amount is zero or line item is a change from a gain to a loss and thus yields a non-meaningful result.

Premiums Earned, Net

Premiums earned, net increased $35.7 million, or 22%, to $199.4 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The increase was primarily due to membership growth of 18% from 56,268 Medicare Advantage members at March 31, 2020, to 66,348 Medicare Advantage members at March 31, 2021. There were no additional premiums earned during the three months ended March 31, 2021 and 2020 related to additional revenue from finalized risk adjustment payments related to 2020 and 2019 members, respectively.

Other Income

Other income decreased $0.8 million, or 47%, to $0.9 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The decrease was primarily due to decreases in amortization of short term income of $0.4 million and interest income on bonds of $0.3 million.

Net Medical Claims Incurred

Net medical claims incurred increased $68.1 million, or 47%, to $214.4 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The increase was due in part to membership growth which increased from 56,268 Medicare Advantage members at March 31, 2020, to 66,348 Medicare Advantage members at March 31, 2021 and as well as the impact from the COVID-19 pandemic as discussed in further detail immediately below.

Beginning in late March and early April 2020, the COVID-19 pandemic caused an increase in our inpatient hospital costs as members started to experience admissions related to the virus. The increase in hospital costs was ultimately more than fully offset by a reduction in outpatient and office-based utilization during the second quarter of 2020. In the second quarter of 2020, we experienced a reduction in utilization across all settings, including inpatient hospital admissions. By the end of the third quarter of 2020, our non-COVID-19 utilization of healthcare services returned to near pre-COVID-19 levels but remained slightly below historical benchmarks. In the fourth quarter of 2020 and the first quarter of 2021, we incurred additional net medical claims related to COVID-19 without experiencing the same offsetting reduction in outpatient and office-based utilization we experienced in the second quarter of 2020. In the first quarter of 2021, we incurred additional net medical claims related to COVID-19 without experiencing the same offsetting reduction in outpatient and office-based utilization we experienced in the second quarter of 2020. See also "—Impact of COVID-19" above. During the three months ended March 31, 2021, we experienced an increase in utilization across all settings, including inpatient hospital admissions, compared to the three months ended March 31, 2020.

Salaries and Benefits

Salaries and benefits increased $44.5 million, or 207%, to $66.0 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The increase was primarily driven by higher stock-based compensation expense of $40.6 million and bonus expense of $5.5 million.

General and Administrative Expenses

General and administrative expenses increased $10.1 million, or 36%, to $38.6 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The increase was primarily driven by increases in legal and other professional fees related to becoming a public company. Software application expense also increased due to the continued build of platform and information technology capabilities within the organization. These increases were partially offset by a reduction in broker commissions, which are capitalized at the inception of the plan year and amortized over the plan period.

Premium Deficiency Reserve Benefit

There is no premium deficiency reserve amortization for the three months ended March 31, 2021 as there was no reserve recorded as of the end of fiscal year 2020 for fiscal year 2021. For the three months ended March 31, 2020, there was a benefit of $4.3 million for benefit amortization associated with a reserve deemed necessary as of the end of fiscal year 2019 for fiscal year 2020. The change was primarily due to management’s assessment of actual and anticipated experience related to the profitability of contracts.

Change in Fair Value of Warrants Payable

Change in fair value of warrants payable changed by $87.7 million with a gain of $85.5 million for the three months ended March 31, 2021, compared to a loss of $2.2 million for the three months ended March 31, 2020. The change was primarily due to the subsequent measurement of the Public Warrants and Private Placement Warrants as of March 31, 2021. See Note 5, "Fair value measurements," of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Interest Expense

Interest expense decreased $6.6 million, or 85%, to $1.2 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily related to the conversion of the Convertible Securities to shares of the Corporation’s common stock due to the completion of the Business Combination on January 7, 2021. Interest expense associated with the Convertible Securities and the non-convertible securities decreased $6.5 million and $0.1 million for the three months ended March 31, 2021, and March 30, 2020, respectively.

Amortization of Notes and Securities Discounts

Amortization of notes and securities discounts increased $7.9 million, or 139%, to $13.7 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The increase primarily relates to the completion of the Business Combination on January 7, 2021, whereby the unamortized discount associated with the August 2019 tranche of the Convertible Securities was accelerated. The increase is also driven by $0.6 million of amortization of debt discount associated with the Convertible Securities during the period from January 1, 2021 to January 7, 2021.

Gain on Derivative

Gain on derivative decreased by $14.2 million, or 100%, to none for the three months ended March 31, 2021. This decrease relates to the capital contribution treatment of the elimination of the derivative associated with the completion of the Business Combination during the three months ended March 31, 2021.

Liquidity and Capital Resources

As of March 31, 2021, we had cash, cash equivalents, and short-term investments of $683.6 million. Additionally, as of March 31, 2021, we had $36.5 million of available-for-sale and held-to-maturity investment securities, an outstanding balance of $20.8 million on our convertible notes and an outstanding balance of $26.1 million on our Term Loan Notes. Our cash equivalents, short-term investments, and investment securities consist primarily of money market funds and U.S. government debt securities.

Since inception, we have financed our operations primarily from the proceeds we received through private sales of equity securities, issuances of convertible notes, premiums earned under our MA plans, and borrowings under our term loan facility. We believe our existing cash, cash equivalents, short-term investments, and operating cash flows, taken together, will be sufficient to meet our projected operating and regulatory requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our needs to support our business growth, to respond to business opportunities, challenges or unforeseen circumstances, or for other reasons. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.

We operate as a holding company in a highly regulated industry. As such, we may receive dividends and administrative expense reimbursements from our subsidiaries, two of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company was $587.9 million and $5.4 million as of March 31, 2021, and December 31, 2020, respectively. This increase at the parent company primarily reflects proceeds from the Business Combination offset by the capital contributions to insurance subsidiaries and repayment of debt. Our unregulated subsidiaries held $22.3 million and $44.6 million of cash, cash equivalents, and short-term investments as of March 31, 2021, and December 31, 2020, respectively. Our regulated insurance subsidiaries held $73.4 million and $46.4 million of cash, cash equivalents, and short-term investments as of March 31, 2021, and December 31, 2020, respectively. Additionally, our regulated insurance subsidiaries held $36.5 million and $54.7 million of available-for-sale and held-to-maturity investment securities as of March 31, 2021, and December 31, 2020, respectively. Our use of operating cash derived from our non-insurance subsidiaries is generally not restricted by Departments of Insurance (or comparable state regulatory agencies). Our regulated insurance subsidiaries have not paid dividends to the parent, and applicable insurance laws restrict the ability of our regulated insurance subsidiary to declare and pay dividends to the parent. Insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amounts calculated under any applicable formula would be permitted. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our regulated insurance subsidiary may in the future adopt statutory provisions more restrictive than those currently in effect. For additional information, please refer to the parent company financial statements and accompanying notes in Schedule II—Parent Company Financial Information contained in our Consolidated Financial Statements included in the Form 8-K/A

For a detailed discussion of our regulatory requirements, including aggregate statutory capital and surplus as well as dividends paid from the subsidiaries to the parent, please refer to Notes 22, 23, and 24 to our Consolidated Financial Statements included in the Form 8-K/A.

Cash Flows

The following table summarizes our consolidated cash flows for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(92,869)	$(37,176)
Net cash (used in) provided by investing activities	(257,476)	82,510
Net cash provided by (used in) financing activities	662,504	(438)

Operating Activities

Our largest source of operating cash flows is capitated payments from CMS. Our primary uses of cash from operating activities are payments for medical benefits.

For the three months ended March 31, 2021, net cash used in operating activities was $92.9 million, which included net loss of $48.4 million. Non-cash activities primarily consisted of a $85.5 million gain as a result of the change in fair value of warrants payable and $42.7 million of stock-based compensation expense.

For the three months ended March 31, 2020, net cash used in operating activities was $37.2 million, which included a net loss of $28.2 million. Non-cash activities primarily consisted of a $14.2 million gain on derivative, $5.7 million in amortization of notes and securities discount, a $2.2 million loss on the change in fair value of warrants payable, and $2.0 million of stock-based compensation expense.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2021 of $257.5 million was primarily due to $274.9 million used to purchase investment securities, offset by $17.5 million provided from the sale and maturity of investment securities.

Net cash provided by investing activities for the three months ended March 31, 2020 of $82.5 million was primarily due to $102.1 million provided from the sale and maturity of investment securities, partially offset by $19.3 million used to purchase investment securities.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021 of $662.5 million was the result of $666.2 million in proceeds from the reverse capitalization in connection with the Business Combination, net of transaction costs, and $1.3 million in proceeds from the issuance of common stock, partially offset by $5.0 million in principal payments on our outstanding Term Loan Notes.

Net cash used by financing activities for the three months ended March 31, 2020 of $0.4 million was primarily the result of $4.5 million in principal payments on our outstanding Term Loan Notes, partially offset by $3.9 million from the acquisition of our noncontrolling interest.

Financing Arrangements

Term Loan Notes

We entered into a loan and security agreement with a commercial lender in March 2017, which provided for term loans in an aggregate principal amount of up to $60.0 million. At that time, we borrowed $40.0 million as a term loan under the agreement which bears interest at 11.0% per annum, payable monthly, and has a maturity date of March 1, 2022. In October 2017, we borrowed the remaining $20.0 million as a term loan under the agreement which bears interest at 11.25% per annum, payable monthly, and has a maturity date of October 1, 2022. Each loan was payable in monthly installments of interest only for the first 24 months, and thereafter interest and principal are payable in 36 equal monthly installments. The loans are secured by substantially all of our assets, including our intellectual property, and equity interests in our unregulated subsidiaries.

Our loan and security agreement contains customary conditions to borrowing, events of default and covenants, including covenants that restrict our ability to incur indebtedness, grant liens, make certain distributions to our equity holders prior to a qualifying public offering of our securities, make investments or engage in transactions with our affiliates. Our loan and security agreement does not contain financial covenants. As of March 31, 2021, the aggregate principal amount outstanding under the Term Loan Notes was $26.1 million and we were in compliance with all covenants under our loan and security agreement.

Convertible Securities

In December 2018, we entered into a convertible securities purchase agreement with qualified institutional buyers, including entities affiliated with our Chief Executive Officer and other holders of more than 5% of our common stock, for an aggregate principal amount of up to $500.0 million. In February, March, May, and August 2019, we issued an aggregate of $373.8 million initial principal amount of convertible securities, or the Convertible Securities, under the agreement.

In connection with and upon the closing of the Business Combination, the Convertible Securities mandatorily converted into 74,694,107 shares of the Corporation's Class B Common Stock. For additional information about the Convertible Securities and the conversion of the Convertible Securities upon the closing of the Business Combination, see Note 9, "Notes and securities payable" in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Contractual Obligations and Commitments

We believe that funds from future operating cash flows, cash and investments will be sufficient for future operations and commitments, and for capital acquisitions and other strategic transactions.

A material change to our contractual obligations and commitments as of March 31, 2021 as compared to the amounts disclosed in the Form 8-K/A as of December 31, 2020, was a result of the conversion of $373.8 million of the Convertible Securities into common stock of the Corporation, effective as of the completion of the Business Combination, as described in Note 9, "Notes and securities payable" in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q. There were no other material changes to our contractual obligations and commitments as compared to those disclosed in the Form 8-K/A. For additional information regarding our remaining estimated contractual obligations and commitments, see Note 9, "Notes and securities payable," Note 11, "Derivative liabilities," and Note 18, "Commitments and contingencies," of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Indemnification Agreements

In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify physicians and other parties with respect to certain matters, including, but not limited to, claims that our platform and products infringe the intellectual property rights of third parties. In addition, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. We evaluate our significant estimates on an ongoing basis, including, but not limited to, net claims and claims adjustment expense and revenue recognition, including the risk adjustment provisions related to Medicare contracts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions, impacting our reported results of operations and financial condition.

For a detailed description of our critical accounting estimates, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Form 8-K/A. For a detailed discussion of our significant accounting policies, see Note 2 to the consolidated financial statements included in the Form 8-K/A and Note 2, "Summary of significant accounting policies" in the Notes to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q.

Recently Issued and Adopted Accounting Pronouncements

See Note 2, "Summary of significant accounting policies" in the Notes to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q for a discussion of accounting pronouncements recently adopted and recently issued accounting pronouncements not yet adopted and their potential impact to our financial statements.

JOBS Act Accounting Election

We have elected to be treated as an emerging growth company, as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards applicable to public companies, allowing them to delay the adoption of those standards until those standards would otherwise apply to private companies. As a result, following the Business Combination, our consolidated financial statements may not be comparable to the financial statements of companies that are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our common stock less attractive to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign currency exchange rates and commodity prices. Our consolidated balance sheets include assets and liabilities with estimated fair values that are subject to market risk. Our primary market risk has been interest rate risk associated with investments in fixed maturities. We do not have material exposure to commodity risk.

We are also exposed to credit risk on our investment portfolio. We manage the exposure to credit risk in our portfolio by investing in high quality securities and diversifying our holdings.

We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. Our investment policy is focused on preservation of capital, liquidity and earning a modest yield. Our investment portfolio is invested in U.S. Treasury fixed maturity securities. As of March 31, 2021, none of our fixed maturity securities portfolio was unrated or rated below investment grade.

Inflation Risk

Inflationary factors such as increases in overhead costs may adversely affect our results of operations. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of operating expenses as a percentage of total revenues, if the premiums earned or other payments we receive from CMS do not increase with these increased costs.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our "Certifying Officers"), the effectiveness of our disclosure controls and procedures as of March 31, 2021, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2021, our disclosure controls and procedures were effective.

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

The material weakness related specifically to our application of the FASB Accounting Standards Codification for derivatives (ASC 815) in the valuation of the embedded derivative features of the convertible securities of Clover Health Investments Corp. and its consolidated subsidiaries as of prior to the consummation of the Business Combination at December 31, 2020, and the varying treatment of each tranche of such securities under ASC 815. The derivative liability in connection with the convertible securities should have been valued at $44.8 million but was instead valued at $0. For the quarter and fiscal year ended December 31, 2020, the adjustment decreased the gain on derivatives by $44.8 million, with a corresponding increase to net loss for the same periods, in each case as compared to the amounts reflected in the Corporation's press release announcing our financial results for the three months and year ended December 31,

2020 that we furnished in a Current Report on Form 8-K that was filed on March 1, 2020. Management has determined that the material weakness has been remediated due to the fact that the embedded derivative was extinguished upon the consummation of the Business Combination on January 7, 2021.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

For example, in February 2021, Clover received a subpoena from the SEC as part of an investigation related to aspects of our business as well as certain matters described in an article issued on February 4, 2021, by Hindenburg Research LLC (the "Hindenburg article"). We are cooperating with the SEC's investigation. The Hindenburg article, which discussed, among other things, an ongoing inquiry by the U.S. Attorney's Office for the Eastern District of Pennsylvania relating to, among other things, certain of our arrangements with providers participating in our network and programs and the Clover Assistant, was the subject of our current report on Form 8-K filed with the SEC on February 5, 2021.

Additional information concerning legal proceedings can be found in Note 18, "Commitments and contingencies," to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, which information is incorporated by reference into this item.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. "Risk factors" in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

A list of exhibits to this Form 10-Q is set forth below

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed with the SEC on January 12, 2021).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K filed with the SEC on January 12, 2021).
10.1

Amended and Restated Registration Rights Agreement, dated as of January 7, 2021, by and among the Registrant, SCH Sponsor III LLC, certain former stockholders of Clover Health Investments, Corp., Dr. James Ryans, Jacqueline D. Reses and the other parties thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on January 12, 2021).

10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the SEC on January 12, 2021).
10.3

Amended and Restated 2014 Equity Incentive Plan, and forms of agreement thereunder (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed with the SEC on January 12, 2021).

10.4	2020 Equity Incentive Plan, and forms of agreement thereunder (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed with the SEC on January 12, 2021).
10.5	2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed with the SEC on January 12, 2021).
10.6	Management Incentive Plan, and forms of agreement thereunder (incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K filed with the SEC on January 12, 2021).
10.7	Executive Incentive Bonus Plan (incorporated by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K filed with the SEC on January 12, 2021).
10.8	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.8 of the Company's Current Report on Form 8-K filed with the SEC on January 12, 2021).
10.9

Employment Agreement dated as of December 31, 2020, by and between the Registrant and Vivek Garipalli (incorporated by reference to Exhibit 10.9 of the Company's Current Report on Form 8-K filed with the SEC on January 12, 2021).

10.10

Employment Agreement dated as of December 31, 2020, by and between the Registrant and Andrew Toy (incorporated by reference to Exhibit 10.10 of the Company's Current Report on Form 8-K filed with the SEC on January 12, 2021).

10.11

Offer Letter dated as of December 20, 2018, by and between the Registrant and Gia Lee (incorporated by reference to Exhibit 10.11 of the Company's Current Report on Form 8-K filed with the SEC on January 12, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Clover Health Investments, Corp.

Date: May 17, 2021	By:	/s/ Vivek Garipalli
Vivek Garipalli
Chief Executive Officer

Date: May 17, 2021	By:	/s/ Joseph Wagner
Joseph Wagner Chief Financial Officer and Principal Accounting Officer