Form 10-Q
period 2021-06-30
CLOVER HEALTH INVESTMENTS, CORP. /DE
filed 2021-08-11
CIK 1801170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File Number: 001-39252
________________________________________
Clover Health Investments, Corp.
(Exact Name of Registrant as Specified in its Charter)
________________________________________

Delaware	98-1515192
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

725 Cool Springs Boulevard, Suite 320 Franklin, Tennessee	37067
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (201) 432-2133
________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	CLOV	The NASDAQ Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	CLOVW	The NASDAQ Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of August 6, 2021, the registrant had 235,874,471 shares of Class A Common Stock, $0.0001 par value per share, and 174,738,155 shares of Class B Common Stock, $0.0001 par value per share, issued and outstanding.

1

As used in this report, “Corporation,” “Clover Health,” “we,” “us,” “our” and similar terms refer to Clover Health Investments, Corp. and its consolidated subsidiaries, unless otherwise noted or the context otherwise requires.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this document other than statements of historical fact, including statements regarding our future results of operations, financial position, market size and opportunity, our business strategy and plans, the factors affecting our performance and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “can,” “expect,” “project,” “outlook,” “forecast,” “objective,” “plan,” “potential,” “seek,” “grow,” “target,” “if,” and the negative or plural of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2020, as supplemented by the “Risk Factors” section in this document, and in our other filings with the Securities and Exchange Commission (the “SEC”). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this document may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements contained in this document involve a number of judgments, risks and uncertainties, including, without limitation, risks related to:

•our expectations regarding results of operations, financial condition and cash flows;
•our ability to recognize the anticipated benefits of the Business Combination (as defined below), which may be affected by, among other things, competition and our ability to manage our growth following the Business Combination;
•our ability to obtain or maintain the listing of our Class A common stock and our public warrants on Nasdaq following the Business Combination;
•our public securities’ potential liquidity and trading;
•the anticipated benefits associated with the use of the Clover Assistant platform, including our ability to utilize the platform to manage medical costs of our members;
•our expectations regarding the development and expansion of our business;
•our ability to successfully enter new service markets and manage our operations;
•our ability to expand our member base and provider network;
•our ability to increase adoption and use of the Clover Assistant;
•anticipated trends and challenges in our business and in the markets in which we operate;
•our ability to develop new features and functionality that meet market needs and achieve market acceptance;
•our ability to retain and hire necessary employees and staff our operations appropriately;
•the timing and amount of certain investments in growth;
•the effect of uncertainties related to the global COVID-19 pandemic on our business, results of operations, and financial condition;
•the outcome of any known and unknown litigation and regulatory proceedings;
•any current, pending or future legislation or regulation that could have a negative effect on our revenue and businesses, including rules and regulations relating to healthcare and Medicare;
•our ability to maintain, protect and enhance our intellectual property; and
•general economic conditions, including the societal and economic impact of the COVID-19 pandemic, and geopolitical uncertainty and instability.

We caution you that the foregoing list of judgments, risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements may not be complete. You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we do not intend to update any of these forward-looking statements after the date of this document or to conform these statements to actual results or revised expectations.

You should read this document with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect. This document contains estimates, projections and other information concerning our industry, our business and the markets for our products. We obtained the industry, market and similar data set forth in this document from our own internal estimates and research and from industry research, publications, surveys and studies conducted by third parties, including governmental agencies. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. While we believe that the data we use from third parties are reliable, we have not separately verified these data. You are cautioned not to give undue weight to any such information, projections and estimates.

As a result of a number of known and unknown risks and uncertainties, including without limitation, the important factors described in Part I. Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, as supplemented by the “Risk Factors” section in this document, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements.

Additional Information

Our website address is www.cloverhealth.com. We use the investor relations page of our website for purposes of compliance with Regulation FD and as a routine channel for distribution of important information, including news releases, analyst presentations, financial information and corporate governance practices. Our filings with the SEC are posted on our website and available free of charge as soon as reasonably practical after they are electronically filed with, or furnished to, the SEC. The SEC’s website, www.sec.gov, contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. The content on any website referred to in this document is not incorporated by reference in this document unless expressly noted. Further, the Company’s references to website URLs are intended to be inactive textual references only.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except share amounts)

	June 30, 2021 (Unaudited)	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$485,747	$92,348
Short-term investments	104,361	4,098
Investment securities, available-for sale (Amortized cost: 2021: $1,151; 2020: $0)	1,154	—
Investment securities, held-to-maturity (Fair value: 2021: $310; 2020: $266)	305	265
Accrued retrospective premiums	37,219	34,829
Other receivables	23,657	11,368
Healthcare receivable	31,858	38,745
Surety bonds and deposits	15,578	—
Prepaid expenses	14,535	7,830
Other assets, current	3,300	299
Total current assets	717,714	189,782
Direct Contracting performance year receivable	436,334	—
Investment securities, available-for sale (Amortized cost: 2021: $38,710; 2020: $53,953)	38,294	53,963
Investment securities, held-to-maturity (Fair value: 2021: $419; 2020: $471)	390	429
Property and equipment, net	2,101	2,078
Operating lease right-of-use assets	6,356	7,882
Goodwill and other intangible assets	4,233	4,233
Other assets, non-current	10,475	8,885
Total assets	$1,215,897	$267,252

The accompanying notes are an integral part of these condensed consolidated financial statements

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except share amounts)

	June 30, 2021 (Unaudited)	December 31, 2020
Liabilities, Convertible Preferred Stock and Stockholders' Equity
Liabilities
Current liabilities
Unpaid claims	$132,552	$103,976
Accounts payable and accrued expenses	20,844	30,671
Accrued salaries and benefits	10,250	3,978
Operating lease liabilities	4,346	4,795
Current portion of notes and securities payable	—	20,803
Premium deficiency reserve	27,900	—
Other liabilities, current	5	5
Total current liabilities	195,897	164,228
Direct Contracting performance year obligation	455,143	—
Notes and securities payable, net of discounts and deferred issuance costs	19,852	106,413
Derivative liabilities	—	44,810
Warrants payable	196,520	97,782
Long-term operating lease liabilities	4,938	6,349
Other liabilities, non-current	28,692	13,116
Total liabilities	901,042	432,698
Commitments and Contingencies (Note 18)
Convertible Preferred stock (Series Seed A, A-1, B, C, and D), $0.0001 par value; 0 and 155,387,025 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 0 and 139,444,346 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively; aggregate liquidation preference of $0 and $470,256 as of June 30, 2021 and December 31, 2020, respectively (1)	—	447,747
Stockholders' equity
Class A Common Stock, $0.0001 par value; 2,500,000,000 and 0 shares authorized as of June 30, 2021, and December 31, 2020, respectively; 148,560,977 and 0 issued and outstanding as of June 30, 2021, and December 31, 2020, respectively	15	—
Class B Common Stock, $0.0001 par value; 500,000,000 and 351,572,668 shares authorized; 259,744,474 and 89,206,266 issued and outstanding as of June 30, 2021, and December 31, 2020, respectively (1)	26	9
Additional paid-in capital	1,706,334	411,867
Accumulated other comprehensive (loss) income	(413)	10
Accumulated deficit	(1,395,010)	(1,028,982)
Clover stockholders’ equity (deficit)	310,952	(617,096)
Noncontrolling interest	3,903	3,903
Total stockholders' equity (deficit)	314,855	(613,193)
Total liabilities, convertible preferred stock and stockholders' equity	$1,215,897	$267,252
(1) Prior period results have been adjusted to reflect the exchange of Legacy Clover's common stock for Clover Class B Common Stock at an exchange ratio of approximately 2.0681 in January 2021 as a result of the Business Combination. See Note 3 (Business Combination) for additional information.

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
(Dollars in thousands, except per share and share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Premiums earned, net (Net of ceded premiums of $126 and $128 for the three months ended June 30, 2021 and 2020, respectively; net of ceded premiums of $250 and $257 for the six months ended June 30, 2021 and 2020, respectively)	$195,357	$170,315	$394,733	$334,025
Direct Contracting revenue	216,373	—	216,373	—
Other income	742	1,766	1,691	3,561
Total revenues	412,472	172,081	612,797	337,586

Operating expenses:
Net medical claims incurred	458,521	119,366	672,953	265,694
Salaries and benefits	62,167	19,227	128,191	40,711
General and administrative expenses	45,628	21,468	84,234	49,951
Premium deficiency reserve expense (benefit)	27,900	(11,303)	27,900	(15,585)
Depreciation and amortization	118	153	278	275
Other expense	—	—	191	—
Total operating expenses	594,334	148,911	913,747	341,046
(Loss) income from operations	(181,862)	23,170	(300,950)	(3,460)

Change in fair value of warrants payable	134,512	9,637	49,006	11,874
Interest expense	1,229	8,477	2,404	16,292
Amortization of notes and securities discounts	8	4,815	13,668	10,527
Gain on derivative	—	(5,162)	—	(19,394)
Net (loss) income	$(317,611)	$5,403	$(366,028)	$(22,759)

Per share data:
Net (loss) income per share attributable to common stockholders – basic (1)	$(0.78)	$0.02	$(0.93)	$(0.26)
Net (loss) income per share attributable to common stockholders – diluted (1)	(0.78)	0.01	(0.93)	(0.26)
Weighted average number of common shares outstanding
Basic weighted average number of common shares and common share equivalents outstanding (1)	408,156,682	88,607,537	395,422,849	88,478,171
Diluted weighted average number of common shares and common share equivalents outstanding (1)	408,156,682	242,625,338	395,422,849	88,478,171

Unrealized gain (loss) on available-for-sale investments	$70	$(394)	$(423)	$1,329
Comprehensive (loss) income	$(317,541)	$5,009	$(366,451)	$(21,430)
(1) Prior period results have been adjusted to reflect the exchange of Legacy Clover's common stock for Clover Class B Common Stock at an exchange ratio of approximately 2.0681 in January 2021 as a result of the Business Combination. See Note 3 (Business Combination) for additional information. Because the Corporation had a net loss in the second quarter and first half of 2021, and a net loss in the first half of 2020, the Corporation’s potentially dilutive securities, which include stock options, restricted stock, preferred stock and warrants to purchase shares of common stock and preferred stock, have been excluded from the computation of diluted net loss per share, as the effect would be anti-dilutive.
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited)
(Dollars in thousands, except share amounts)

	Convertible Preferred stock		Class A Common Stock		Class B Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total stockholders' equity (deficit)
	Shares (1)	Amount	Shares	Amount	Shares (1)	Amount
Balance, March 31, 2020	139,444,346	$447,747	—	$—	88,353,707	$9	$405,173	$(919,795)	$1,769	$3,903	$(508,941)
Stock issuance for exercise of stock options, net of early exercise liability	—	—	—	—	433,005	—	471	—	—	—	471
Stock-based compensation	—	—	—	—	—	—	1,471	—	—	—	1,471
Unrealized holdings loss on investment securities, available-for-sale	—	—	—	—	—	—	—	—	(394)	—	(394)
Net income	—	—	—	—	—	—	—	5,403	—	—	5,403
Balance, June 30, 2020	139,444,346	$447,747	—	$—	88,786,712	$9	$407,115	$(914,392)	$1,375	$3,903	$(501,990)
Balance, March 31, 2021	—	—	148,279,247	$15	259,821,838	$26	$1,662,873	$(1,077,399)	$(483)	$3,903	$588,935
Stock issuance for exercise of stock options, net of early exercise liability	—	—	204,366	—	—	—	435	—	—	—	435
Stock-based compensation	—	—	—	—	—	—	43,026	—	—	—	43,026
Buyback and subsequent cancellation of common stock	—	—	—	—	—	—	—	—	—	—	—
Unrealized holdings gain on investment securities, available-for-sale	—	—	—	—	—	—	—	—	70	—	70
Conversion from Class B Common Stock to Class A Common Stock	—	—	77,364	—	(77,364)	—	—	—	—	—	—
Acquisition of Public and Private Placement Warrants	—	—	—	—	—	—	—	—		—	—
Net loss	—	—	—	—	—	—	—	(317,611)	—	—	(317,611)
Balance, June 30, 2021	—	$—	148,560,977	$15	259,744,474	$26	$1,706,334	$(1,395,010)	$(413)	$3,903	$314,855
(1) Prior period results have been adjusted to reflect the exchange of Legacy Clover's common stock for Clover Class B Common Stock at an exchange ratio of approximately 2.0681 in January 2021 as a result of the Business Combination. See Note 3 (Business Combination) for details.
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited)
(Dollars in thousands, except share amounts)

	Convertible Preferred stock		Class A Common Stock		Class B Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total stockholders' equity (deficit)
	Shares (1)	Amount	Shares	Amount	Shares (1)	Amount
Balance, December 31, 2019	139,444,346	$447,747	—	$—	88,279,119	$9	$403,041	$(891,633)	$46	$—	$(488,537)
Stock issuance for exercise of stock options, net of early exercise liability	—	—	—	—	507,593	—	626	—	—	—	626
Stock-based compensation	—	—	—	—	—	—	3,448	—	—	—	3,448
Unrealized holdings gain on investment securities, available-for-sale	—	—	—	—	—	—	—	—	1,329	—	1,329
Interests issued	—	—	—	—	—	—	—	—	—	3,903	3,903
Net loss	—	—	—	—	—	—	—	(22,759)	—	—	(22,759)
Balance, June 30, 2020	139,444,346	$447,747	—	$—	88,786,712	$9	$407,115	$(914,392)	$1,375	$3,903	$(501,990)
Balance, December 31, 2020	139,444,346	$447,747	—	$—	89,206,266	$9	$411,867	$(1,028,982)	$10	$3,903	$(613,193)
Stock issuance for exercise of stock options, net of early exercise liability	—	—	965,846	—	—	—	1,717	—	—	—	1,717
Stock-based compensation	—	—	—	—	—	—	85,739	—	—	—	85,739
Unrealized holdings loss on investment securities, available-for-sale	—	—	—	—	—	—	—	—	(423)	—	(423)
Preferred stock conversion	(139,444,346)	(447,747)	—	—	139,444,346	14	447,733	—	—	—	447,747
Common stock issued related to warrants exercised	—	—	—	—	7,205,490	1	97,781	—	—		97,782
Convertible debt conversion and other issuances	—	—	—	—	75,084,703	7	16,052	—	—	—	16,059
Issuance of Common Stock in connection with Business Combination and PIPE offering	—	—	146,373,904	15	(49,975,104)	(5)	666,232	—	—	—	666,242
Conversion from Class B Common Stock to Class A Common Stock	—	—	1,221,227	—	(1,221,227)	—	—	—	—	—	—
Capital contribution for extinguishment of debt	—	—	—	—	—	—	126,795	—	—	—	126,795
Acquisition of Public and Private Placement Warrants	—	—	—	—	—	—	(147,582)	—	—	—	(147,582)
Net loss	—	—	—	—	—	—	—	(366,028)	—	—	(366,028)
Balance, June 30, 2021	—	$—	148,560,977	$15	259,744,474	$26	$1,706,334	$(1,395,010)	$(413)	$3,903	$314,855
(1) Prior period results have been adjusted to reflect the exchange of Legacy Clover's common stock for Clover Class B Common Stock at an exchange ratio of approximately 2.0681 in January 2021 as a result of the Business Combination. See Note 3 (Business Combination) for details.
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(366,028)	$(22,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	278	275
Amortization of notes and securities discounts	13,657	10,476
Stock-based compensation expense	85,739	3,448
Paid-in-kind interest	—	12,527
Change in fair value of warrants payable	48,937	11,752
Change in derivative liabilities	—	(19,394)
Accretion, net of amortization	87	(442)
Net realized losses on investment securities	63	84
Amortization of warrants	69	122
Amortization of debt issuance costs	11	51
Changes in operating assets and liabilities:
Accrued retrospective premiums	(2,390)	(13,261)
Other receivables	(12,289)	(4,455)
Performance year receivable	(436,334)	—
Surety bonds and deposits	(15,578)	—
Prepaid expenses	(6,705)	(599)
Other assets	(4,582)	(29)
Healthcare receivables	6,887	(3,357)
Operating lease right-of-use assets	1,720	1,613
Unpaid claims	28,576	17,344
Accounts payable and accrued expenses	(1,978)	(4,833)
Accrued salaries and benefits	6,272	451
Premium deficiency reserve	27,900	(15,585)
Other liabilities	15,576	4,445
Performance year obligation	455,143	—
Operating lease liabilities	(2,055)	(1,818)
Net cash used in operating activities	(157,024)	(23,944)
Cash flows from investing activities:
Purchases of short-term investments and available-for-sale securities	(323,451)	(73,266)
Proceeds from sales of short-term investments and available-for-sale securities	36,865	94,975
Proceeds from maturities of short-term investments and available-for-sale securities	200,265	47,101
Purchases of property and equipment	(290)	(463)
Net cash (used in) provided by investing activities	(86,611)	68,347
Cash flows from financing activities:
Payment of notes payable principal	(30,925)	(9,118)
Issuance of common stock, net of early exercise liability	1,717	626
Proceeds from reverse recapitalization, net of transaction costs	666,242	—
Acquisition of noncontrolling interest	—	3,903
Net cash provided by (used in) financing activities	637,034	(4,589)
Net increase in cash and cash equivalents	393,399	39,814
Cash and cash equivalents, beginning of period	92,348	67,598
Cash and cash equivalents, end of period	$485,747	$107,412
Supplemental cash flow disclosures
Cash paid during the period for interest	$1,677	$2,480
Supplemental disclosure of non-cash investing and financing activities
Conversion of preferred stock to common stock	$447,747	$—
Issuance of common stock related to convertible debt	16,059	—
Capital contribution for extinguishment of debt	126,795	—
Issuance of common stock related to warrants exercised	97,782	—
Acquisition of Public and Private Warrants	147,582	—
Right-of-use assets obtained in exchange for lease liabilities	204	—

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
Clover provides affordable, high-quality Medicare Advantage (MA) plans, including Preferred Provider Organization (PPO) and Health Maintenance Organization (HMO) plans through its regulated insurance subsidiaries. The Corporation's regulated insurance subsidiaries consist of Clover Insurance Company and Clover HMO of New Jersey Inc., which operate the Corporation's PPO and HMO health plans, respectively. On April 8, 2021, the Centers for Medicare and Medicaid Services (CMS), an agency of the United States Department of Health and Human Services, announced that the Corporation's subsidiary Clover Health Partners, LLC, began participating as a Direct Contracting Entity (DCE) in the CMS's Global and Professional Direct Contracting Model (DC Model) on April 1, 2021. Medical Service Professionals of NJ, LLC, houses Clover's employed physicians and the related support staff for Clover's in-home care program. Clover's administrative functions and insurance operations are primarily operated by its Clover Health, LLC and Clover Health Labs, LLC subsidiaries.
Clover's approach is to combine technology, data analytics, and preventive care to lower costs and increase the quality of health and life of Medicare beneficiaries. Clover's technology platform uses machine learning-powered systems to deliver data and insights to physicians at the point of care in order to improve outcomes for beneficiaries and drive down costs. Clover's MA plans generally provide access to a wide network of primary care physicians, specialists, and hospitals, enabling its members to see any doctor participating in Medicare willing to accept them. Clover focuses on minimizing members' out-of-pocket costs and offers many plans that allow members to pay the same co-pays for physician visits regardless of whether their physician is in- or out-of-network. Clover's DCE, which assumes full risk (i.e., 100.0% shared savings and shared losses) for the total cost of care of aligned Original Medicare beneficiaries (DCE Beneficiaries), focuses on its technology platform to enhance healthcare delivery, reduce expenditures, and improve care for DCE Beneficiaries.
Clover was originally incorporated as a Cayman Islands exempted company on October 18, 2020, as a special purpose acquisition company (SPAC) under the name Social Capital Hedosophia Holdings Corp. III (SCH). On October 5, 2020, SCH entered into a Merger Agreement (the "Merger Agreement") with Clover Health Investments, Inc., a corporation originally incorporated on July 17, 2014, in the state of Delaware (Legacy Clover). Pursuant to the Merger Agreement, and a favorable vote of SCH's stockholders on January 6, 2021, Asclepius Merger Sub Inc., a Delaware corporation and a newly formed, wholly owned subsidiary of SCH (Merger Sub), was merged with and into Legacy Clover. Upon consummation of the business combination, the separate corporate existence of Merger Sub ceased, the Corporation survived and merged with and into SCH, with SCH as the surviving corporation, and SCH was redomesticated as a Delaware corporation and renamed Clover Health Investments, Corp. (the "Business Combination"). The Business Combination is accounted for as a reverse recapitalization in accordance with generally accepted accounting principles in the United States (GAAP). Under the guidance in Accounting Standards Codification (ASC) 805, Legacy Clover is treated as the "acquirer" for financial reporting purposes. Legacy Clover is deemed the accounting predecessor of the combined business, and Clover, as the parent company of the combined business, is the successor SEC registrant, meaning that Legacy Clover's financial statements for previous periods will be disclosed in the registrant's periodic reports filed with the SEC. As a result of the Business Combination, there were simultaneous changes to Legacy Clover's convertible securities, warrants, and convertible preferred stock. See Note 9 (Notes and Securities Payable), Note 10 (Warrants Payable), and Note 14 (Convertible Preferred Stock) for additional information regarding these changes. See also Note 3 (Business Combination) for additional information related to the Business Combination.
2. Summary of Significant Accounting Policies
Basis of presentation
The Corporation's interim Condensed Consolidated Financial Statements have been prepared in conformity with GAAP and include the accounts of the Corporation and its wholly owned subsidiaries. In the opinion of management, the Corporation has made all necessary adjustments, which include normal recurring adjustments necessary for a fair presentation of its financial position and its results of operations for the interim periods presented. All material intercompany balances and transactions have been eliminated in consolidating these financial statements. These interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements as of and for the years ended December 31, 2020 and 2019 included in Exhibit 99.5 of Amendment No. 1 to the Current Report on Form 8-K (the "Form 8-K/A") filed with the Securities and Exchange Commission (SEC) on April 1, 2021.

Reclassifications

To conform to the current period presentation, prepaid expenses, which was previously included in other assets, current, was reclassified as its own line item in the prior year’s Condensed Consolidated Balance Sheet. Certain amounts in the prior year period’s Condensed Consolidated Statement of Cash Flows have been reclassified to conform to the current year period’s presentation, primarily related to the amortization of warrants, amortization of debt issuance costs, and paid-in-kind interest. These reclassifications had no effect on the previously reported Consolidated Financial Statements.

Use of estimates
The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes.
The areas involving the most significant use of estimates are the amounts of incurred but not reported claims. Many factors can cause actual outcomes to deviate from these assumptions and estimates, such as changes in economic conditions, changes in government healthcare policy, advances in medical technology, changes in treatment patterns, and changes in average lifespan. Accordingly, the Corporation cannot determine with precision the ultimate amounts that it will pay for, or the timing of payment of actual claims, or whether the assets supporting the liabilities will grow to the level the Corporation assumes prior to payment of claims. If the Corporation's actual experience is different from its assumptions or estimates, the Corporation's reserves may prove inadequate. As a result, the Corporation would incur a charge to operations in the period in which it determines such a shortfall exists, which could have a material adverse effect on the Corporation's business, results of operations, and financial condition. Other areas involving significant estimates include risk adjustment provisions related to Medicare contracts and the valuation of the Corporation's investment securities, goodwill and other intangible assets, warrants, the embedded derivative related to the convertible securities, stock-based compensation, recoveries from third parties for coordination of benefits, the Direct Contracting benchmark specifically cost trend and and risk score estimates that can develop over time, and final determination of medical cost adjustment pools.
Performance guarantees

Certain of the Corporation’s arrangements with third-party providers require it to guarantee the performance of its care network to CMS. As a result of the Corporation’s participation in the DC Model, the Corporation determined that it was making a performance guarantee with respect to providers of DCE Beneficiaries that should be recognized in the financial statements. Accordingly, a liability for the performance guarantee was recorded on the Condensed Consolidated Balance Sheet. Each month, as the performance guarantee is fulfilled, the guarantee is amortized on a straight-line basis for the amount that represents the completed performance. With respect to each performance year in which the DCE is a participant, the final consideration due to the DCE by CMS (shared savings) or the consideration due to CMS by the DCE (shared loss) is reconciled in the subsequent years following the performance year. The shared savings or loss is measured periodically and will be applied to the Direct Contracting performance obligation if the Corporation is in a probable loss position. Direct Contracting revenue is also known in the DC Model as performance year expenditures and is the primary component used to calculate shared savings or shared loss versus the performance year benchmark. Direct Contracting revenue is representative of CMS’s total expenditures incurred for medical services provided on behalf of DCE Beneficiaries during months in which those beneficiaries were alignment-eligible and aligned to the DCE. Direct Contracting revenue is calculated by taking the sum of the capitation payments made to the Corporation for services within the scope of the Corporation’s capitation arrangement and fee-for-service (FFS) payments made to providers directly from CMS.
Capitalized software development costs - cloud computing arrangements
The Corporation's cloud computing arrangements primarily comprise hosting arrangements which are service contracts, whereby the Corporation gains remote access to use enterprise software hosted by the vendor or another third party on an as-needed basis for a period of time in exchange for a subscription fee. Implementation costs for cloud computing arrangements are capitalized if certain criteria are met and consist of internal and external costs directly attributable to developing and configuring cloud computing software for its intended use. These capitalized implementation costs are presented in the Condensed Consolidated Balance Sheets in other assets, and are generally amortized over the fixed, non-cancelable term of the associated hosting arrangement on a straight-line basis.

Acquisition costs
Acquisition costs directly related to the successful acquisition of new business, which is primarily made up of commissions costs, are deferred and subsequently amortized. Deferred acquisition costs are recorded as other assets on the Condensed Consolidated Balance Sheet and are amortized over the estimated life of the related contracts. The amortization of deferred acquisition costs is recorded in general and administrative expenses in the Condensed Consolidated Statement of Operations and Comprehensive Loss. As of June 30, 2021, there were no deferred acquisition costs as a result of the acceleration of amortization for deferred acquisition costs due to the recognition of a premium deficiency reserve during the three and six months ended June 30, 2021. For the three and six months ended June 30, 2021, amortization expense of deferred acquisition costs of $6.7 million and $8.5 million, respectively, were recognized in general and administrative expenses. There was no amortization expense of deferred acquisition costs for the three and six months ended June 30, 2020.
To the extent that a premium deficiency is identified after writing down unamortized deferred acquisition costs, a liability for premium deficiency reserve is established and reported on the Condensed Consolidated Balance Sheets.
COVID-19
The societal and economic impact of the novel coronavirus (COVID-19) pandemic is continuing to evolve, and the ultimate impact on our business, results of operations, financial condition, and cash flows is uncertain and difficult to predict. The global pandemic has severely impacted businesses worldwide, including many in the health insurance sector. In response to the pandemic, the Corporation has implemented additional steps related to our care delivery, our member support, and our internal policies and operations.
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
Fair value measurements
In August 2018, the Financial Accounting Standards Board (the "FASB") issued Accounting Standard Update (ASU) 2018-13, Changes to Disclosure Requirements for Fair Value Measurements, the purpose of which is to improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements and is in effect for all entities in fiscal years beginning after December 15, 2019. This standard became effective for the Corporation on January 1, 2020, and did not have a material impact on the Corporation's disclosures.
Cloud computing arrangements
In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other (Topic 350) – Internal Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This update changes the accounting guidance for cloud computing arrangements. If a cloud computing arrangement includes a license to internal-use software, the software license is accounted for by the customer by recognizing an asset for the software license and, to the extent that the payments attributable to the software license are made over time, recognizing a corresponding liability. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract and should expense any fees associated with the hosting element (service) of the arrangement as incurred. ASU 2018-15 is effective for nonpublic entities for fiscal years beginning after December 15, 2020, with early adoption permitted. The Corporation adopted ASU 2018-15 on January 1, 2021, on a prospective basis. The Corporation's cloud computing arrangements relate to the set-up of various platforms, including but not limited to clinical data repositories and other system integrations. The capitalized implementation costs are presented in the Condensed Consolidated Balance Sheet in other assets, current and are amortized on a straight-line basis over the term of the underlying cloud computing hosting contract, which is the noncancelable term of the arrangement plus any reasonably certain renewal periods. As of June 30, 2021, $2.6 million was recorded in other assets, current, as deferred implementation costs. No amortization expense associated with the Corporation's cloud computing arrangements has been recognized during the three and six months ended June 30, 2021. No impairment has been recognized during the three and six months ended June 30, 2021, as there were no events or changes in circumstances to indicate that the carrying amount of the Corporation's cloud computing arrangements may not be recoverable.

Accounting pronouncements effective in future periods
Credit losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which was subsequently modified by several ASUs issued in 2018 and 2019. This standard introduces a new current expected credit loss (CECL) model for measuring expected credit losses for certain types of financial instruments measured at amortized cost and replaces the incurred loss model. The CECL model requires an entity to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount the entity expects to collect over the instrument's contractual life after consideration of historical experience, current conditions, and reasonable and supportable forecasts. This standard also introduces targeted changes to the available-for-sale debt securities impairment model. It eliminates the concept of other-than-temporary impairment and requires an entity to determine whether any impairment is the result of a credit loss or other factors. ASU 2016-13 is effective for nonpublic entities in fiscal years beginning after December 15, 2022, and public entities beginning after December 15, 2019. Early adoption is permitted. The Corporation has evaluated the impact of ASU 2016-13 on the Consolidated Financial Statements and expects the impact to be immaterial.
Goodwill and other intangible assets
In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This update removes Step 2 of the goodwill impairment test under current guidance, which requires a hypothetical purchase price allocation. The new guidance requires an impairment charge to be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value. Upon adoption, the guidance is to be applied prospectively. ASU 2017-04 is effective for nonpublic entities in fiscal years beginning after December 15, 2021, and public entities beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Corporation is currently evaluating the impact of the adoption of ASU 2017-04 on the Consolidated Financial Statements, but does not expect for this to have a material impact on the Consolidated Financial Statements.
Income taxes
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 remove certain exceptions to the general principles in ASC Topic 740. The amendments also clarify and amend existing guidance to improve consistent application. The amendments are effective for nonpublic entities in fiscal years beginning after December 15, 2021, and public entities beginning after December 15, 2020. Early adoption is permitted. The transition method (retrospective, modified retrospective, or prospective basis) related to the amendments depends on the applicable guidance, and all amendments for which there is no transition guidance specified are to be applied on a prospective basis. The Corporation is currently evaluating the impact of ASU 2019-12 on the Consolidated Financial Statements, but does not expect for this to have a material impact on the Consolidated Financial Statements.
Accounting for convertible instruments and contracts in an entity's own equity
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40). The amendments in ASU 2020-06 simplify the accounting for convertible instruments by removing certain separation models for convertible instruments. Under the amendments in ASU 2020-06, the embedded conversion features no longer are separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, and a convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. ASU 2020-06 is effective for nonpublic entities for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020 and public entities beginning after December 15, 2021. The Corporation is currently evaluating the impact of the adoption of ASU 2020-06 on the Consolidated Financial Statements, but does not expect for this to have a material impact on the Consolidated Financial Statements.

3. Business Combination
On October 5, 2020, Legacy Clover entered into a Merger Agreement with SCH, a SPAC, and Merger Sub. On January 7, 2021, as contemplated by the Merger Agreement and following approval by SCH's shareholders at an extraordinary general meeting held January 6, 2021 (the "Special Meeting"):
•SCH filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which SCH was domesticated and continued as a Delaware corporation (the "Domestication"); and
•Merger Sub merged with and into Legacy Clover, the separate corporate existence of Merger Sub ceased and Legacy Clover became the surviving corporation and a wholly owned subsidiary of SCH (the "First Merger") and Legacy Clover merged with and into SCH, the separate corporate existence of Legacy Clover ceased and SCH became the surviving corporation, changing its name to "Clover Health Investments, Corp." (together with the First Merger, the "Mergers," and collectively with the Domestication, the Business Combination).

As a result of the Mergers, among other things, (i) all outstanding shares of common stock of Legacy Clover immediately prior to the effective time of the First Merger were canceled in exchange for the right to receive, at the election of the holders thereof (except with respect to the shares held by entities controlled by Vivek Garipalli and the holders of convertible securities previously issued by Legacy Clover to certain holders who received only shares of Class B Common Stock, par value $0.0001 per share, of Clover (Class B Common Stock), which are entitled to 10 votes per share, an amount in cash, shares of Class B Common Stock, or a combination thereof, as adjusted in accordance with the Merger Agreement, which equaled in the aggregate $499.8 million in cash and 260,965,701 shares of Class B Common Stock (at a deemed value of $10.00 per share); (ii) shares of Legacy Clover held by entities controlled by Vivek Garipalli and the holders of the convertible securities immediately prior to the effective time of the First Merger were canceled in exchange for the right to receive shares of Class B Common Stock based on an Exchange Ratio (as defined in the Merger Agreement) of approximately 2.0681; and (iii) all shares of common stock of Legacy Clover reserved in respect of Legacy Clover stock options and restricted stock units (RSUs) outstanding as of immediately prior to the effective time of the First Merger, were converted, based on the Exchange Ratio, into awards based on shares of Class B Common Stock. The consideration that a Clover stockholder received was subject to pro rata adjustment depending on the election made by such stockholder, if any, in accordance with the terms of the Merger Agreement. The pro rata adjustments were made based on an Actual Cash/Stock Ratio (as defined in the Merger Agreement) of 32.3%.
In connection with the consummation of the Business Combination (the "Closing"), (i) each issued and outstanding Class A ordinary share, par value $0.0001 per share, of SCH ("SCH Class A ordinary shares") converted automatically, on a one-for-one basis, into a share of Class A Common Stock, par value $0.0001 per share, of Clover (the "Class A Common Stock," and together with the Class B Common Stock, the "Common Stock"), which will be entitled to one vote per share, (ii) each of the issued and outstanding Class B ordinary shares, par value $0.0001 per share, of SCH, converted automatically, on a one-for-one basis, into a share of Class A Common Stock, (iii) each issued and outstanding warrant of SCH converted automatically into a warrant to acquire one share of Class A Common Stock ("Warrant"), pursuant to the Warrant Agreement, dated April 21, 2020, between SCH and Continental Stock Transfer & Trust Company, as warrant agent, and (iv) each issued and outstanding unit of SCH ("SCH unit") that has not been previously separated into the underlying Class A ordinary share and underlying warrant of SCH upon the request of the holder thereof, was canceled and the holder thereof is entitled to one share of Class A Common Stock and one-third of one Warrant. As of January 7, 2021, there were public Warrants outstanding to purchase an aggregate of 27,599,938 shares of Class A Common Stock (the "Public Warrants") and private placement Warrants outstanding to purchase an aggregate of 10,933,333 shares of Class A Common Stock (the "Private Placement Warrants"). Each whole Warrant entitles the registered holder to purchase one whole share of Class A Common Stock at a price of $11.50 per share, subject to adjustment at any time commencing on April 24, 2021, which is 12 months from the closing of SCH's initial public offering.
Pursuant to the subscription agreements (the "Subscription Agreements") entered into on October 5, 2020, by and among SCH and certain investors (collectively, the "PIPE Investors"), Clover issued and sold to the PIPE Investors (substantially concurrently with the consummation of the Mergers) an aggregate of 40,000,000 shares of Class A Common Stock for an aggregate purchase price equal to $400.0 million (the "PIPE Investment"), of which 15,200,000 shares were purchased by affiliates of SCH Sponsor III LLC (the "Sponsor," and collectively, the "Sponsor Related PIPE Investors").

The Business Combination and PIPE Investment were approved by the SCH shareholders at the Special Meeting. Prior to and in connection with the Special Meeting, holders of 24,892 shares of SCH Class A ordinary shares (including those that underlie the SCH units) that were registered pursuant to the Registration Statements on Form S-1 (333-236776 and 333-237777) and the shares of Class A Common Stock issued as a matter of law upon the conversion thereof on the effective date of the Domestication (the "Public

Shares") exercised their right to redeem those shares for cash at a price of $10.00 per share, for an aggregate of $0.2 million. The per share redemption price of $10.00 for public shareholders electing redemption was paid out of the SCH Trust Account, which after taking into account the redemptions, had a balance immediately prior to the Closing of $827.9 million, which cash balance was used to pay the $499.8 million cash component of the merger consideration.
Immediately after giving effect to the Business Combination and the PIPE Investment, there were 143,475,108 shares of Class A Common Stock, 260,965,701 shares of Class B Common Stock and 38,533,271 Warrants outstanding, equaling 404,440,809 total shares of common stock outstanding and 38,553,271 Warrants outstanding.
The Corporation is authorized to issue 25,000,000 shares of preferred stock having a par value of $0.0001 per share, and the Corporation's board of directors has the authority to determine the rights, preferences, privileges, and restrictions, including voting rights, of those shares. As of June 30, 2021, there were no shares of preferred stock issued and outstanding.
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
The transaction closed on January 7, 2021, and on the following day the Corporation's Class A Common Stock and Public Warrants were listed on the Nasdaq Global Select Market (Nasdaq) under the symbols "CLOV" and "CLOVW," respectively, for trading in the public market.
See also Note 9 (Notes and Securities Payable), Note 10 (Warrants Payable), and Note 14 (Convertible Preferred Stock) for additional information regarding changes to the instruments as a result of the Business Combination.

4. Investment Securities
The following tables present cost or amortized cost and fair values of investments as of June 30, 2021, and December 31, 2020, respectively:

June 30, 2021	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Investment securities, held-to-maturity
U.S. government and government agencies and authorities	$695	$43	$(9)	$729
Investment securities, available-for-sale
U.S. government and government agencies and authorities	39,861	19	(432)	39,448
Total investment securities	$40,556	$62	$(441)	$40,177

December 31, 2020	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Investment securities, held-to-maturity
U.S. government and government agencies and authorities	$694	$43	$—	$737
Investment securities, available-for-sale
U.S. government and government agencies and authorities	53,953	51	(41)	53,963
Total investment securities	$54,647	$94	$(41)	$54,700
The following table presents the amortized cost and fair value of debt securities as of June 30, 2021, by contractual maturity:

June 30, 2021	Held-to-maturity		Available-for-sale
	Amortized cost	Fair value	Amortized cost	Fair value
	(in thousands)
Due within one year	$305	$310	$1,151	$1,154
Due after one year through five years	15	16	35,971	35,634
Due after five years through ten years	265	256	2,739	2,660
Due after ten years	110	147	—	—
Total	$695	$729	$39,861	$39,448
For the three and six months ended June 30, 2021 and 2020, respectively, net investment income, which is included within other income in the Condensed Consolidated Statements of Operations and Comprehensive Loss, was derived from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Cash and cash equivalents	$—	$18	$—	$107
Short-term investments	40	170	77	622
Investment securities	37	314	84	674
Investment income, net	$77	$502	$161	$1,403
Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at June 30, 2021:

June 30, 2021	Less than 12 months		Greater than 12 months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands, except number of positions)
U.S. government and government agencies	$—	$—	$34,169	$(441)	$34,169	$(441)
Total	$—	$—	$34,169	$(441)	$34,169	$(441)
Number of positions	—		8		8
As of June 30, 2021, all securities were investment grade, with credit ratings of AA+ or higher by S&P. Unrealized losses on investment grade securities are principally related to changes in interest rates or changes in issuer or sector related credit spreads since the securities were acquired. The gross unrealized investment losses as of June 30, 2021, were deemed to be temporary, based on, among other things:
•The duration of time and the relative magnitude to which fair values of these securities have been below their amortized cost was not indicative of an other-than-temporary impairment loss;
•The absence of compelling evidence that would cause the Corporation to call into question the financial condition or near-term prospects of the issuer of the applicable security; and

•The Corporation's ability and intent to hold the applicable security for a period of time sufficient to allow for any anticipated recovery.
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
Proceeds from sales and maturities of investment securities, inclusive of short-term investments, and related gross realized gains (losses) which are included within other income in the Condensed Consolidated Statements of Operations and Comprehensive Loss, were as follows for the three and six months ended June 30, 2021 and 2020, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Proceeds from sales of investment securities	$19,598	$24,998	$36,865	$94,975
Proceeds from maturities of investment securities	200,000	15,000	200,265	47,101
Gross realized gains	1	29	17	36
Gross realized losses	—	—	(77)	—
Net realized gains (losses)	$1	$29	$(60)	$36
As of June 30, 2021, and December 31, 2020, the Corporation had $11.2 million and $7.5 million, respectively, in deposits with various states and regulatory bodies that are included as part of the Corporation's investment balances.

5. Fair Value Measurements
The following table presents a summary of fair value measurements for items as of June 30, 2021, and December 31, 2020, respectively:

June 30, 2021	Level 1	Level 2	Level 3	Total fair value
	(in thousands)
U.S. government and government agencies	$—	$39,448	$—	$39,448
Total assets at fair value	$—	$39,448	$—	$39,448
Public Warrants	$140,760	$—	$—	$140,760
Private Placement Warrants	—	55,760	—	55,760
Total liabilities at fair value	$140,760	$55,760	$—	$196,520

December 31, 2020	Level 1	Level 2	Level 3	Total fair value
	(in thousands)
U.S. government and government agencies	$—	$53,963	$—	$53,963
Total assets at fair value	$—	$53,963	$—	$53,963
Derivative liabilities	$—	$—	$44,810	$44,810
Warrants payable	—	—	97,782	97,782
Total liabilities at fair value	$—	$—	$142,592	$142,592
See Note 9 (Notes and Securities Payable), Note 10 (Warrants Payable), and Note 11 (Derivative Liabilities) for additional information regarding liabilities.

The fair value of the convertible securities is based on Level 3 inputs. There was no fair value associated with convertible securities at June 30, 2021, due to the conversion of the securities to shares of the Corporation’s common stock due to the completion of the Business Combination, and the estimated fair value of convertible securities was $949.6 million at December 31, 2020. The estimated fair value of the convertible securities and derivative liabilities at December 31, 2020, was calculated as the product of (i) the number of conversion shares at the valuation date and (ii) the marketable value per common share at the valuation date.
The significant unobservable inputs used in the Black-Scholes model to measure the warrants payable that are categorized within Level 3 of the fair value hierarchy, as of the year ended December 31, 2020, are as follows:

December 31, 2020	Preferred stock purchase warrants	Common stock purchase warrants
Beginning stock price	N/A	$30.14
Strike price	N/A	1.04
Expected volatility	N/A	56.0%
Expected term	N/A	0.02 years
Risk-free interest rate	N/A	0.09%
Discount factor	N/A	13.0

There were no changes in balances of Level 3 financial liabilities during the three months ended June 30, 2021. The changes in balances of Level 3 financial liabilities during the three months ended June 30, 2020, and the six months ended June 30, 2021 and 2020, respectively, are as follows:

	Convertible securities	Derivative liabilities	Warrants payable	Total
	(in thousands)
Balance, March 31, 2020	$272,701	$124,329	$19,845	$416,875
Issuances	—	—	—	—
Settlements	—	—	—	—
Transfers in	—	—	—	—
Transfers out	—	—	—	—
Total realized losses (gains)	12,465	(5,162)	9,579	16,882
Balance, June 30, 2020	$285,166	$119,167	$29,424	$433,757

	Convertible securities	Derivative liabilities	Warrants payable	Total
(in thousands)
Balance, December 31, 2020	$949,553	$44,810	$97,782	$1,092,145
Issuances	—	—	—	—
Settlements	(949,553)	(44,810)	(97,782)	(1,092,145)
Transfers in	—	—	—	—
Transfers out	—	—	—	—
Total realized losses (gains)	—	—	—	—
Balance, June 30, 2021	$—	$—	$—	$—

	Convertible securities	Derivative liabilities	Warrants payable	Total
	(in thousands)
Balance, December 31, 2019	$251,885	$138,561	$17,672	$408,118
Issuances	—	—	—	—
Settlements	—	—	—	—
Transfers in	—	—	—	—
Transfers out	—	—	—	—
Total realized losses (gains)	33,281	(19,394)	11,752	25,639
Balance, June 30, 2020	$285,166	$119,167	$29,424	$433,757

In addition to the Level 3 financial liabilities in the table above, on September 25, 2020, the Corporation issued the 2020 Convertible Note with the carrying value approximating the fair value of $20.0 million. For additional information, see Note 9 (Notes and Securities Payable). As of June 30, 2021 and December 31, 2020, both the carrying values, which includes accrued interest, and the fair values of the 2020 Convertible Note were $21.1 million and $20.4 million, respectively, and these were considered Level 3 financial liabilities.
There were no transfers in or out of Level 3 financial assets or liabilities for the three and six months ended June 30, 2021 or 2020.
Warrants
The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrants payable on the Consolidated Balance Sheet. The warrant liabilities were measured at fair value at inception and are measured on a recurring basis, with changes in fair value presented within change in fair value of warrants payable in the Consolidated Statement of Operations and Comprehensive Loss.

Liability Measurement
The Warrants are measured at fair value on a recurring basis. The measurement of the Warrants as of June 30, 2021, was $196.5 million. The Corporation has classified the Warrants as a liability due to certain settlement terms and provisions related to certain tender offers and indexation characteristics following a business combination and has accounted for them as liability instruments in accordance with ASC 815, adjusting the fair value at the end of each reporting period. Additionally, the Corporation has determined that the Public Warrants are classified within Level 1 of the fair value hierarchy as the fair value is equal to the publicly traded price of the Public Warrants, and the Private Placement Warrants are classified within Level 2 of the fair value hierarchy as the fair value is estimated using the price of the Public Warrants.
The following table presents the changes in the fair value of warrants payable:

June 30, 2021	Public and Private Placement Warrants
Initial measurement, January 7, 2021	$147,582
Mark-to-market adjustment	48,938
Warrants payable balance, June 30, 2021	$196,520

6. Healthcare Receivables
Included within healthcare receivables are pharmaceutical rebates which are accrued as they are earned and estimated based on contracted rebate rates, eligible amounts submitted to the manufacturers by the Corporation's pharmacy manager, pharmacy utilization volume and historical collection patterns. As of June 30, 2021, and December 31, 2020, the Corporation recognized rebate receivables of approximately $30.8 million and $26.6 million, respectively. In addition to pharmaceutical rebates, Medicare Part D settlement receivables, member premium receivables and other CMS receivables included in healthcare receivables totaled $1.1 million and $12.1 million at June 30, 2021, and December 31, 2020, respectively.

7. Related Party Transactions
Related party agreements
The Corporation has various contracts with IJKG Opco LLC (d/b/a CarePoint Health - Bayonne Medical Center), Hudson Hospital Opco LLC (d/b/a CarePoint Health - Christ Hospital) and Hoboken University Medical Center Opco LLC (d/b/a CarePoint Health - Hoboken University Medical Center), which collectively do business as the CarePoint Health System (CarePoint Health). CarePoint Health is ultimately held and controlled by Mr. Vivek Garipalli, the Chief Executive Officer and stockholder of the Corporation. The Corporation contracts with CarePoint Health for the provision of inpatient and hospital-based outpatient services. Expenses and fees incurred related to these contracts, recorded in net medical claims incurred, were $3.5 million and $0.7 million for the three months ended June 30, 2021 and 2020, respectively, and $6.7 million and $3.4 million for the six months ended June 30, 2021 and 2020, respectively.
The Corporation has contracted with Rogue Trading, LLC (Rogue), a marketing services provider. The Corporation’s President and Chief Technology Officer, Andrew Toy, is related to the Chief Executive Officer of Rogue. Expenses and fees related to these contracts were $0.1 million and $0.2 million for the three and six months ended June 30, 2021, respectively. There were no expenses related to these contracts during the three and six months ended June 30, 2020.
Securities payable to related parties
The Corporation has entered into various securities payable with certain related parties as further discussed in Note 9 (Notes and Securities Payable).

8. Unpaid Claims
Activity in the liability for unpaid claims, including claims adjustment expenses, for the six months ended June 30, 2021 and 2020, is summarized as follows:

Six Months Ended June 30,	2021	2020
	(in thousands)
Gross and net balance, beginning of period	$103,976	$77,886
Incurred related to:
Current year	669,900	279,442
Prior years	3,053	(13,748)
Total incurred	672,953	265,694
Paid related to:
Current year	555,649	192,519
Prior years	88,728	55,831
Total paid	644,377	248,350
Gross and net balance, end of period	$132,552	$95,230
Unpaid claims as of June 30, 2021, were $132.6 million. During the six months ended June 30, 2021, $644.4 million was paid for incurred claims attributable to insured events of prior years. An unfavorable development of $3.1 million was recognized during the six months ended June 30, 2021, resulting from the Corporation's claims experience, likely due to provider administrative challenges related to the COVID-19 pandemic. A favorable development of $13.7 million was recognized during the six months ended June 30, 2020, resulting from the actualization of fee-for-service claims. Original estimates are increased or decreased, as additional information becomes known regarding individual claims. The ratio of current year medical claims paid as a percentage of current year net medical claims incurred was 82.9% for the six months ended June 30, 2021, and 68.9% for the six months ended June 30, 2020. This ratio serves as an indicator of claims processing speed, indicating that claims were processed at a faster rate during the six months ended June 30, 2021, than during the six months ended June 30, 2020.

Beginning in second quarter 2021, the Corporation began participating in the DC Model, which accounted for approximately 35.9% of the Corporation’s total incurred claims as of June 30, 2021.
The Corporation uses a variety of standard actuarial techniques to establish unpaid claims reserves. Management estimates are supported by the Corporation's annual actuarial analysis. The Corporation utilizes an internal actuary to review the adequacy of unpaid claim and unpaid claim adjustment expense. The estimation of claim costs is inherently difficult and requires significant judgement. The estimation has considerable inherent variability and can vary significantly depending upon several factors, including medical cost trends and claim payment patterns, general economic conditions and regulatory changes. The time value of money is not taken into account for the purposes of calculating the liability for unpaid claims. Management believes that the current reserves are adequate based on currently available information.

9. Notes and Securities Payable
Non-convertible Notes
On March 21, 2017, the Corporation entered into a loan facility (the "Loan Facility") for an aggregate principal amount of $60.0 million with the proceeds used to pay all obligations under a $30.0 million 2015 senior secured note, and to provide additional working capital for the Corporation's subsidiaries. The Loan Facility was secured by the assets of the Corporation. The initial obligation of $40.0 million had a maturity date of March 1, 2022, and was subject to an interest rate of 11.0%, payable monthly, with the majority of principal payments commencing 36 months prior to the maturity date. The additional $20.0 million obligation had a maturity date of October 1, 2022, and was subject to an interest rate of 11.3%, payable monthly, with the majority of principal payments commencing 36 months prior to the maturity date. In conjunction with the Loan Facility, the Corporation issued warrants. See Note 10 (Warrants Payable) for additional information.
On June 29, 2021, the Corporation voluntarily paid the remaining principal of $20.7 million and interest of $0.2 million, thereby terminating the Loan Facility.
Interest expense was approximately $0.6 million and $1.2 million during the three months ended June 30, 2021 and 2020, respectively, and $1.4 million and $2.5 million during the six months ended June 30, 2021 and 2020, respectively. The effective interest rate was 11.8% during the three and six months ended June 30, 2021 and 2020.
Convertible Securities
Pursuant to that certain Convertible Agreement, dated December 27, 2018, between the Corporation and certain qualified institutional buyers, including entities affiliated with the Corporation, for an aggregate principal amount of up to $500.0 million (the "Convertible Agreement"), the Corporation issued convertible securities during 2019 in multiple tranches. On October 5, 2020, the Corporation entered into the Merger Agreement with SCH and simultaneously amended the Convertible Agreement, pursuant to which the convertible securities of Legacy Clover converted into Class Z common stock in connection with the Business Combination. All Class Z common stock converted into Class B Common Stock as of the Closing. Additionally, the conversion incurred a 9.4% charge to account for dilution after the Business Combination to convert the securities as if they had been converted under the mandatory qualified public offering conversion. On January 7, 2021, the Business Combination was completed and the convertible securities were redeemed or converted into a total of 36,117,708 shares of Class Z common stock depending on whether each tranche's conversion price was a conversion or share-settled redemption feature as follows:
•Redemption: The February, March, and May 2019 tranches were redeemed for 34,806,921 shares of Class Z common stock pursuant to the share-settled redemption feature. The redemption of the convertible securities was accounted for as a debt extinguishment as they contained a beneficial conversion feature (BCF), and were redeemed prior to the stated maturity date. As the extinguishment date intrinsic value of the BCF was in excess of the fair value of the shares issued to settle the convertible securities, the full amount of the settlement consideration was treated as the price of reacquiring the BCF. As there was no remaining consideration available to allocate to the reacquisition of the convertible securities, the extinguishment resulted in a gain equal to the full carrying value of the convertible securities of $126.8 million. This gain was treated as a capital contribution and was recorded as an increase in additional paid in capital as the convertible securities were issued to affiliates of the Corporation. The $126.8 million is comprised of: (a) the carrying value of the tranches of $74.6 million, (b) accrued interest of $7.4 million, and (c) the fair value of the embedded derivative of $44.8 million.
•Conversion: The August 2019 tranche converted into 1,310,787 shares of Class Z common stock pursuant to the conversion feature. Prior to the conversion, the carrying value of the tranche was $2.6 million and accrued interest was $0.4 million. As the converted securities contained a BCF, the $13.0 million unamortized debt discount remaining at the date of conversion was recognized in amortization of notes and securities discount in the Consolidated Statements of Operations and Comprehensive Loss.

After giving effect to the Exchange Ratio, pursuant to the terms of the Merger Agreement, these shares of Class Z common stock were converted into 74,694,107 shares of Class B Common Stock upon the closing of the Business Combination. See Note 3 (Business Combination) for additional information on the Business Combination.
The convertible securities bore a yield ("interest") at the increasing rates noted below which compounded semi-annually, and would mature April 1, 2023, unless earlier converted, repurchased, or extended. The interest rate and embedded feature discount factor varied based on the length of time elapsed from the issue date of the securities. The interest rates began at 6.5% for the first twelve-month period through the first anniversary of the security issue date, increasing ratably on a semi-annual basis, to 13.5% at the third anniversary of the security issue date until the convertible securities ceased to be outstanding. The embedded feature discount factors began at 75.0% for the first twelve-month period through the first anniversary of the security issue date, decreasing ratably on a semi-annual basis, to 55.0% at the forty-two month anniversary of the security issue date until the convertible securities ceased to be outstanding.
The carrying amount of the convertible securities was $76.5 million at December 31, 2020. The unamortized discount was $337.3 million at December 31, 2020. Amortization of the debt discount was approximately $10.5 million during the six months ended June 30, 2020. Interest expense on the convertible securities was $13.8 million during the six months ended 2020. The effective interest rate, inclusive of amortization of the discount and the contractual rate, was in excess of 100.0% during the six months ended June 30, 2020, as a result of the convertible securities having a carrying value at inception of $0. The results presented as of and for the six months ended June 30, 2021, above, reflect the impact of the conversion of the convertible securities into common stock in connection with the Business Combination.
Seek Convertible Note
On September 25, 2020, Seek Insurance Services, Inc. (Seek), a field marketing organization and an indirect wholly-owned subsidiary of the Corporation, entered into a note purchase agreement (the "Seek Convertible Note Agreement") with a third-party investor, and issued a note for a principal amount of $20.0 million. The principal borrowed as of September 30, 2020, was $20.0 million. The note bears simple interest at an annual rate of 8.0% and matures on September 25, 2023, unless earlier accelerated, converted, or paid in full, as discussed below.
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
The carrying amount of the note was $19.9 million at each June 30, 2021, and December 31, 2020. The Corporation capitalized $0.1 million of issuance costs which are being amortized using the effective interest method over the term of the note. Unamortized debt issuance costs were $0.1 million at both June 30, 2021, and December 31, 2020. Amortization of the debt issuance costs and interest expense on the note was $0.4 million and $0.8 million during the three and six months ended June 30, 2021, respectively.
The effective interest rate was 8.2% and 8.1% during the three and six months ended June 30, 2021, respectively.
The Corporation was in compliance with all applicable financial and non-financial covenants under its financing arrangements for all periods presented.

10. Warrants Payable
In conjunction with the Loan Facility effective March 21, 2017, the Corporation issued warrants to purchase 1,266,284 shares of the Corporation's Series D preferred stock at an exercise price of $9.38 per share, which were set to expire on September 30, 2027. The warrants were exercisable at any time up to the expiration date. Per the original terms, in the event of an automatic conversion of the preferred stock prior to the exercise of the warrants, the warrants would be exercisable in common stock. On October 5, 2020, the Corporation entered into the Merger Agreement with SCH and simultaneously amended the warrants to be automatically exercisable for common stock in connection with the Business Combination. Additionally, the original strike price of the warrants changed from $9.38 per share to $0.

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
Public Warrants and Private Placement Warrants
As a result of the Business Combination, the Corporation assumed, as of January 7, 2021, Public Warrants to purchase an aggregate of 27,599,938 shares of the Corporation's Class A Common Stock and Private Placement Warrants to purchase an aggregate of 10,933,333 shares of the Corporation's Class A Common Stock. Each whole Warrant entitles the registered holder to purchase one whole share of Class A Common Stock at a price of $11.50 per share, at any time commencing on April 24, 2021.
Redemption of Warrants for Cash
The Corporation may call the Public Warrants for redemption:
•in whole and not in part;
•at a price of $0.01 per Public Warrant;
•upon not less than 30 days' prior written notice of redemption to each warrant holder; and
•if, and only if, the last reported sale price of the Class A Common Stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Corporation sends the notice of redemption to the warrant holders equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like).
If and when the Public Warrants become redeemable, the Corporation may exercise the redemption right even if the Corporation is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
“Cashless” Redemption of Warrants
The Corporation may redeem the outstanding Public Warrants:
•in whole and not in part;
•at $0.10 per warrant upon a minimum of 30 days' prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive a number of shares based on the redemption date and the "fair market value" of the Corporation's Class A Common Stock;
•if, and only if, the value equals or exceeds $10.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like); and
•if the Reference Value (closing stock price for 20 out of 30 trading days) is less than $18.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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
As of June 30, 2021, the aggregate values of the Public Warrants and the Private Placement Warrants were $140.8 million and $55.8 million, respectively, representing Warrants outstanding to purchase 27,599,938 shares and 10,933,333 shares, respectively, of the Corporation's Class A Common Stock. The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrants payable on the Condensed Consolidated Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrants payable in the Condensed Consolidated Statement of Operations and Comprehensive Loss. See Note 5 (Fair Value Measurements) for additional information.

On July 22, 2021, the Corporation announced that it is redeeming, at 5:00 p.m. New York City time on August 23, 2021 (the "Redemption Date"), all of the Public Warrants and all of the Private Placement Warrants for a redemption price of $0.10 per Warrant. The Warrants may be exercised by the holders thereof until 5:00 p.m. New York City time on the Redemption Date to purchase fully paid and non-assessable shares of Class A Common Stock underlying such Warrants. Payment upon exercise of the Warrants may be made either (i) in cash, at an exercise price of $11.50 per share of Class A Common Stock or (ii) on a "cashless basis" in which the exercising holder will receive 0.249 shares of Class A Common Stock per Warrant shares of Class A Common Stock. If any holder of Warrants would, after taking into account all of such holder's Warrants exercised at one time, be entitled to receive a fractional interest in a share of Class A Common Stock, the number of shares the holder will be entitled to receive will be rounded down to the nearest whole number of shares.

11. Derivative Liabilities
In connection with the $373.8 million of convertible securities issued in 2019, the Corporation determined that certain of the conversion and redemption features were embedded derivatives and were bifurcated from the host instrument and accounted for as embedded derivative instruments. In connection with the convertible securities, the Corporation recognized a capital contribution of $44.8 million during the six months ended June 30, 2021. This capital contribution of $44.8 million was recorded as an increase in additional paid in capital as the notes were issued to affiliates of the Corporation. The Corporation recognized a gain of $5.2 million and $19.4 million from activity related to derivative liabilities in connection with the convertible securities during the three and six months ended June 30, 2020, respectively, which was recognized in gain on derivative in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Upon the completion of the Business Combination with SCH on January 7, 2021, the derivative balance was extinguished as of January 7, 2021. See Note 3 (Business Combination), Note 5 (Fair Value Measurements), and Note 9 (Notes and Securities Payable) for additional information.

12. Letter of Credit
On April 19, 2018, the Corporation entered into a secured letter of credit agreement (the “Letter”) for up to an aggregate amount of $2.5 million with a commercial lender that renews on an annual basis. The Letter bears an interest rate of 0.75%. There was an unused balance of $2.5 million at both June 30, 2021, and December 31, 2020.

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

Certain of the Corporation’s leases are being considered for subletting.
Montgomery Lease:
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
Summary of Lease Costs Recognized Under ASC 842:
The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Corporation's operating leases for the three and six months ended June 30, 2021:

Three Months Ended June 30, 2021
(in thousands)
Operating lease cost	$1,090
Variable lease cost	116
Short-term lease cost	15
Sublease income	(650)
Total lease cost	$571

Six Months Ended June 30, 2021
(in thousands)
Operating lease cost	$2,225
Variable lease cost	268
Short-term lease cost	30
Sublease income	(1,426)
Total lease cost	$1,097
Other information
Cash paid for amounts included in the measurement of lease liabilities	$2,559
Weighted-average remaining lease term	4.4 years
Weighted-average discount rate	10.28%

Pursuant to the terms of the Corporation's non-cancelable lease agreements in effect at December 31, 2020, the following table summarizes the Corporation's maturities of lease liabilities as of June 30, 2021:

(in thousands)
2021	$2,544
2022	2,790
2023	1,451
2024	1,132
2025	1,133
Thereafter	2,641
Total lease payments	11,691
Less: imputed interest	(2,407)
Total	$9,284

14. Convertible Preferred Stock
Each share of Legacy Clover's preferred stock was convertible at the option of the holder, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into a number of fully paid and non-assessable shares of common stock as is determined by dividing the applicable original issue price by the applicable conversion price as described in Note 17 (Preferred Stock) to financial statements in the Form 8-K/A) in effect at the time of conversion.
Pursuant to the Merger Agreement, all outstanding shares of Legacy Clover's preferred stock automatically converted into 139,444,346 shares of Class B Common Stock after giving effect to the Exchange Ratio upon the closing of the Business Combination. See Note 3 (Business Combination) for additional information on the Business Combination.

15. Employee Benefit Plans
Employee Savings Plan
The Corporation has a defined contribution retirement savings plan (the “401(k) Plan”) covering eligible employees, which includes matching contributions based on the amount of employees' contributions to this plan. The Corporation contributes to the 401(k) Plan annually 100.0% of the first 4.0% compensation that is contributed by the employee up to 4.0% of eligible annual compensation. The Corporation's service contributions to the 401(k) Plan amounted to approximately $0.2 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively, and $0.5 million and $0.7 million for the six months ended June 30, 2021 and 2020, respectively, and are included in salaries and benefits on the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Corporation's cash match is invested pursuant to the participant's contribution direction. Employer contributions are immediately 100.0% vested.

Stock-based Compensation
The Corporation's 2020 Equity Incentive Plan (the "2020 Plan"), 2014 Equity Incentive Plan (the "2014 Plan"), and the 2020 Management Incentive Plan (collectively with the 2020 Plan and the 2014 Plan, the "Plan"), provide for grants to acquire shares of the Corporation's common stock, par value $0.0001 per share, to employees, directors, officers, and consultants of the Corporation. During the six months ended June 30, 2021, the Corporation approved the 2020 Plan and the 2020 Management Incentive Plan.

The maximum number of shares of the Corporation's common stock reserved for issuance over the term of the Plan, shares outstanding, and shares remaining under the Plan, after giving effect to the Exchange Ratio, as of June 30, 2021, and December 31, 2020, were as follows:

June 30, 2021	Shares Authorized Under Plan	Shares Outstanding Under Plan	Shares Remaining Under Plan
2014 Plan	54,402,264	45,896,586	N/A
2020 Plan	30,641,401	1,794,857	28,846,544
2020 Management Incentive Plan	33,426,983	33,426,983	—

December 31, 2020	Shares Authorized Under Plan	Shares Outstanding Under Plan	Shares Remaining Under Plan
2014 Plan	54,402,264	36,557,759	17,844,505
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
The Plan is administered by the Board. The options are subject to the terms and conditions applicable to options granted under the Plan, as described in the Plan and the applicable stock option grant agreement. The exercise prices, vesting and other restrictions are determined at the discretion of the Board, except that the exercise price per share of incentive stock options may not be less than 100.0% of the fair value of a share of common stock on the date of grant. Stock options awarded under the Plan expire 10 years after the grant date. Incentive stock options and non-statutory options granted to employees, directors, officers and consultants of the Corporation typically vest over four years. The fair value of each restricted stock award is determined based on the fair value of the Corporation's common shares on the date of grant. The total estimated fair value is amortized as an expense over the requisite service period as approved by the Board.
The Corporation granted options to purchase 1,937,968 shares of common stock during the six months ended June 30, 2021. The Corporation recorded stock-based compensation expense for options, RSUs, and performance restricted stock units (PRSUs) granted of $43.0 million and $85.7 million during the three and six months ended June 30, 2021, presented in salaries and benefits in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. Compensation cost presented in salaries and benefits in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss were as follows:

Three Months Ended June 30,	2021	2020
	(in thousands)
Stock options	$1,375	$1,471
RSUs	14,277	—
PRSUs	27,374	—
Total compensation cost recognized for stock-based compensation plans	$43,026	$1,471

Six Months Ended June 30,	2021	2020
	(in thousands)
Stock options	$5,069	$3,448
RSUs	28,329	—
PRSUs	52,341	—
Total compensation cost recognized for stock-based compensation plans	$85,739	$3,448
As of June 30, 2021, there was approximately $481.8 million of unrecognized stock-based compensation expense related to unvested stock options, RSUs, and PRSUs, estimated to be recognized over a period of 4.52 years. As of December 31, 2020, there was approximately $14.9 million of unrecognized stock-based compensation expense related to unvested stock options.

Stock Options
The assumptions that the Corporation used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted for the six months ended June 30, 2021 and 2020, respectively, were as follows:

Six Months Ended June 30,	2021	2020
Weighted-average risk-free interest rate	1.06%	1.26%
Expected term (in years)	6.06	6.29
Expected volatility	37.74%	30.38%
Expected dividend yield	—	—
A summary of option activity under the 2020 Plan during the six months ended June 30, 2021 is as follows:

	Number of options	Weighted-average exercise price
Outstanding, January 1, 2021	—	$—
Granted during 2021	1,937,968	8.88
Exercised	—
Forfeited	(143,111)	8.87
Outstanding, June 30, 2021	1,794,857	$8.88
A summary of option activity under the 2014 Plan during the six months ended June 30, 2021 is as follows:

	Number of options	Weighted-average exercise price
Outstanding, January 1, 2021	36,513,193	$2.26
Granted during 2021	—	—
Exercised	(975,768)	1.71
Forfeited	(387,711)	2.54
Outstanding, June 30, 2021	35,149,714	$2.27
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Corporation's common stock for those stock options that had exercise prices lower than the fair value of the Corporation's common stock.
The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2021 and 2020 was $3.36 per share and $1.83 per share, respectively.
As of June 30, 2021, outstanding stock options, substantially all of which are expected to vest, had an aggregate intrinsic value of $396.1 million, and a weighted-average remaining contractual term of 7.10 years. As of June 30, 2021, there were 22,820,428 options exercisable under the Plan, with an aggregate intrinsic value of $255.8 million, a weighted-average exercise price of $2.11 per share, and a weighted-average remaining contractual term of 6.31 years. The total intrinsic value of stock options exercised during the six months ended June 30, 2021 and 2020 was $8.2 million and $0.7 million, respectively. Cash received from stock option exercises during the six months ended June 30, 2021 and 2020 totaled $1.6 million and $0.7 million, respectively.
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

Restricted Stock Units
A summary of total RSU activity for the six months ended June 30, 2021, is presented below:

Six Months Ended June 30, 2021
Granted	18,091,714
Exercised	(95,834)
Outstanding, June 30, 2021	17,995,880
The weighted-average grant date fair value of the RSUs was $15.69 per underlying share.
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

The weighted-average grant date fair value of Market PRSUs granted during the six months ended June 30, 2021, was $9.59 per underlying share. There were no Market PRSUs granted prior to 2021. The grant date fair value of Market PRSUs was determined using a Monte Carlo simulation model that incorporated multiple valuation assumptions, including the probability of achieving the specified market condition and the following assumptions:

Six Months Ended June 30, 2021
Expected volatility (1)	40.70%
Risk-free interest rate (2)	0.50
Dividend yield (3)	—
(1) Expected volatility is based on a blend of peer group company historical data adjusted for the Corporation's leverage.
(2) Risk-free interest rate based on U.S. Treasury yields with a term equal to the remaining Performance Period as of the grant date.
(3) Dividend yield was assumed to be zero as the Corporation does not anticipate paying dividends.

A summary of total PRSU activity for the six months ended June 30, 2021, is presented below:

Six Months Ended June 30, 2021
Granted	27,460,364
Non-vested at June 30, 2021	27,460,364
As of June 30, 2021, there was $210.9 million of unrecognized share-based compensation expense related to PRSUs, which is expected to be recognized over a period of 4.52 years.
Equity warrants
In November 2016 and December 2017, the Corporation issued warrants to purchase 139,629 shares of the Corporation's common stock at an exercise price of $2.61 per share, and 122,052 shares of the Corporation's common stock at an exercise price of $3.45 per share, respectively, as part of payment to certain providers for services provided to the Corporation. These warrants were automatically exercised in connection with the Business Combination. See Note 3 (Business Combination) for additional information. The total fair value of warrants vested during the six months ended June 30, 2021 and 2020, was $0.0 million and $2.0 million, respectively.

A summary of activity relating to the warrants of the service providers during the six months ended June 30, 2021 and 2020, respectively, is as follows:

	Number of warrants	Weighted-average exercise price
Outstanding, December 31, 2019	261,681	$3.00
Granted during 2020	—	—
Exercised	—	—
Forfeited	—	—
Outstanding, June 30, 2020	261,681	$3.00
Outstanding, December 31, 2020	261,681	$3.00
Granted during 2021	—	—
Exercised	(261,681)	3.00
Forfeited	—	—
Outstanding, June 30, 2021	—	$—

During the three months ended June 30, 2021, the Corporation began planning the launch of an Employee Stock Purchase Plan (ESPP), which is tentatively expected to be offered beginning in third quarter 2021. The ESPP will provide a means by which eligible employees and/or eligible service providers of either our Corporation or designated-related corporations and affiliates may be given an opportunity to purchase shares of our Class A common stock at a 15.0% discount from the fair market value of the common stock as determined on a specific date at six-month intervals. At the time of filing this report, no shares of the Corporation’s common stock have been purchased or distributed pursuant to the ESPP.

16. Income Taxes
The consolidated effective tax rate of the Corporation for the three months ended June 30, 2021 and 2020, was (0.0%) and (0.0%), respectively. The consolidated effective tax rate of the Corporation for the six months ended June 30, 2021 and 2020, was (0.0%) and (0.0%), respectively. The Corporation continues to be in a net operating loss and net deferred tax asset position. As a result, and in accordance with accounting standards, the Corporation recorded a valuation allowance to reduce the value of the net deferred tax assets to zero. The Corporation believes that as of June 30, 2021, it had no material uncertain tax positions. Interest and penalties related to unrecognized tax expense (benefits) are recognized in income tax expense, when applicable.
There were no material liabilities for interest and penalties accrued as of June 30, 2021 and 2020.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law in the U.S. to provide certain relief in connection with the COVID-19 pandemic. In addition, governments around the world have enacted or implemented various forms of tax relief measures in response to the economic conditions in the wake of COVID-19. On December 27, 2020, the "Consolidated Appropriations Act, 2021" was signed into law in the U.S. to amend or extend several significant COVID related relief provisions of the CARES Act. The Corporation has determined that neither the CARES Act and Consolidated Appropriations Act nor changes to income tax laws or regulations in other jurisdictions had a significant impact on our effective tax rate.

17. Net (Loss) Income Per Share
Net (Loss) Income Per Share
Basic and diluted net (loss) income per share attributable to common stockholders was calculated as follows:

(dollars in thousands, except per share data)	Three Months Ended June 30,
	2021	2020
Net (loss) income	$(317,611)	$5,403
Net (loss) income attributable to common stockholders	(317,611)	2,099
Basic weighted average number of common shares and common share equivalents outstanding (1)	408,156,682	88,607,537
Diluted weighted average number of common shares and common share equivalents outstanding (1)	408,156,682	242,625,338
Net (loss) income per share attributable to common stockholders—basic	$(0.78)	$0.02
Net (loss) income per share attributable to common stockholders—diluted	$(0.78)	$0.01

(dollars in thousands, except per share data)	Six Months Ended June 30,
	2021	2020
Net loss	$(366,028)	$(22,759)
Net loss attributable to common stockholders	(366,028)	(22,759)
Basic and diluted weighted average number of common shares and common share equivalents outstanding(1)	395,422,849	88,478,171
Net loss per share attributable to common stockholders—basic and diluted	$(0.93)	$(0.26)
(1) Prior period results have been adjusted to reflect the exchange of Legacy Clover's common stock for Clover Class B Common Stock at an exchange ratio of approximately 2.0681 in January 2021 as a result of the Business Combination. See Note 3 (Business Combination) for details.

Because the Corporation had a net loss in second quarter and first half of 2021 and a net loss in the first half of 2020, the Corporation’s potentially dilutive securities, which include stock options, restricted stock, preferred stock and warrants to purchase shares of common stock and preferred stock, have been excluded from the computation of diluted net loss per share, as the effect would be anti-dilutive. Therefore, during these periods, the diluted common shares outstanding equals the average common shares outstanding. The Corporation excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,
	2021	2020
Options to purchase common stock (1)	36,944,571	—
RSUs	17,524,474	—
Convertible preferred stock (as converted to common stock) (1)	—	—
Warrants to purchase common stock (as converted to common stock) (1)	38,533,271	4,884,132
Warrants to purchase convertible preferred stock (as converted to common stock) (1)	—	2,618,770
	93,002,316	7,502,902

	Six Months Ended June 30,
	2021	2020
Options to purchase common stock (1)	36,944,571	36,676,749
RSUs	17,524,474	—
Convertible preferred stock (as converted to common stock) (1)	—	139,444,346
Warrants to purchase common stock (as converted to common stock) (1)	38,533,271	4,884,132
Warrants to purchase convertible preferred stock (as converted to common stock) (1)	—	2,618,770
	93,002,316	183,623,997
(1) Prior period results have been adjusted to reflect the exchange of Legacy Clover's common stock for Clover Class B Common Stock at an exchange ratio of approximately 2.0681 in January 2021 as a result of the Business Combination. See Note 3 (Business Combination) for details.

18. Commitments and Contingencies
Legal Actions
Various lawsuits against the Corporation may arise in the ordinary course of the Corporation's business. Contingent liabilities arising from ordinary course litigation, income taxes and other matters are not expected to be material in relation to the financial position of the Corporation. At June 30, 2021, and December 31, 2020, respectively, there were no material known contingent liabilities arising outside the normal course of business.
Securities Class Actions and Derivative Litigation
In February 2021, the Corporation and certain of our directors and officers were named as defendants in putative class actions filed in the United States District Court for the Middle District of Tennessee: Bond v. Clover Health Investments, Corp. et al., Case No. 3:21-cv-00096 (M.D. Tenn.); Kaul v. Clover Health Investments, Corp., et al., Case No. 3:21-cv-00101 (M.D. Tenn.); Yaniv v. Clover Health Investments, Corp., et al., Case No. 3:21-cv-00109 (M.D. Tenn.); and Tremblay v. Clover Health Investments, Corp., et al., Case No. 3:21-cv-00138 (M.D. Tenn.). The complaints assert violations of sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act. The Kaul action asserts additional claims under sections 11 and 15 of the Securities Act.
The complaints generally relate to allegations published in an article issued on February 4, 2021, by Hindenburg Research LLC (the “Hindenburg Article”). The complaints seek unspecified damages on behalf of all persons and entities who purchased or acquired Clover securities during the proposed class period (which begins on October 6, 2020, and, depending on the complaint, ends on February 3, 2021, or February 4, 2021), as well as certain other costs.

In April 2021, the Middle District of Tennessee class actions described above were consolidated under Bond v. Clover Health Investments, Corp., et al., Case No. 3:21-cv-00096 (M.D. Tenn.) as lead case. The court appointed a lead plaintiff, approved a lead counsel and a liaison counsel, and approved the parties' proposed schedule for filing an amended complaint and the defendants' responses. In June 2021, the lead plaintiff and a named plaintiff filed the amended complaint, asserting violations of sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act. The amended complaint names Clover and certain of its officers and directors as defendants and removes certain defendants named in the initial complaints. The amended complaint generally relates to allegations published in the Hindenburg Article and seeks unspecified damages on behalf of all persons and entities other than the defendants who purchased or acquired Clover securities during the proposed class period (which begins on October 6, 2020, and ends on February 3, 2021), as well as certain other costs. Pursuant to the court’s briefing schedule, the defendants’ response to the amended complaint is due in August 2021.
Parallel shareholder derivative actions have also been filed, naming Clover as a nominal defendant. The first action was filed in the United States District Court for the District of Delaware and is captioned Furman v. Garipalli, et al., Case No. 1:21-cv-00191 (D. Del.). The complaint asserts violations of sections 10(b) and 21D of the Exchange Act, breach of fiduciary duty, and waste of corporate assets against certain of our directors. It seeks unspecified damages and an order requiring Clover to take certain actions to enhance Clover's corporate governance policies, and procedures. The second and third actions were filed in the United States District Court for the Middle District of Tennessee and are captioned Sun v. Garipalli, et al., Case No. 3:21-cv-00311 (M.D. Tenn.), and Luthra v. Garipalli, et al., Case No. 3:21-cv-00320 (M.D. Tenn.). The complaints assert violations of section 14(a) of the Exchange Act, breach of fiduciary duty, and aiding and abetting a breach of fiduciary duty. The Sun action also asserts unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and contribution under section 11(f) of the Securities Act, and sections 10(b) and 21D of the Exchange Act. The complaints name certain current and former officers and directors as defendants. They seek unspecified damages and an order requiring Clover to take certain actions to enhance Clover's corporate governance policies and procedures.
The fourth action was filed in the United States District of Delaware and is captioned Wiegand v. Garipalli, et al., Case No. 1:21-cv-01053 (D. Del.). The complaint asserts violations of sections 14(a) and 20(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, and waste of corporate assets. The complaint names certain current and former officers and directors as defendants. It seeks, among other things, unspecified damages and an order requiring Clover to take certain actions to improve Clover’s corporate governance and internal procedures.

On May 10, 2021, the Middle District of Tennessee shareholder derivative actions described above were consolidated under Sun v. Garipalli, et al., Case No. 3:21-cv-00311 (M.D. Tenn.) as lead case. The court designated co-lead counsel and liaison counsel and ordered the parties to submit a proposed schedule for the initial stage of the case. In June 2021, the parties in the Sun and Furman actions submitted joint stipulations and proposed orders to stay both actions. Soon thereafter, the courts in both actions approved the stipulations, thereby staying all proceedings and deadlines in the Sun and Furman actions pending a final decision on a motion to dismiss in the Middle District of Tennessee class actions consolidated under the Bond action.
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

19. Direct Contracting

In April 2021, the Corporation began participating in the DC Model, which utilizes a structured model intended to reduce expenditures and preserve or enhance quality of care for beneficiaries in Medicare FFS. As a participating entity in the DC Model with a global risk arrangement, the Corporation assumes the responsibility of guaranteeing the performance of its care network. The DC Model is intended to reduce the administrative burden, support a focus on complex, chronically ill patients, and encourage physician organizations that have not typically participated in Medicare FFS to serve beneficiaries in Medicare FFS.

Key components of the financial agreement for Direct Contracting include:

•Performance Year Benchmark The target amount for Medicare expenditures on covered items and services (Medicare Part A and B) furnished to a DCE’s aligned beneficiaries during a performance year. The Performance Year Benchmark will be compared to the DCE’s performance year expenditures. This comparison will be used to calculate shared savings and shared losses. The Performance Year Benchmark is established at the beginning of the performance year utilizing prospective trend estimates and is subject to retrospective trend adjustments, if warranted, before the Financial Reconciliation.

•Performance Year A calendar year except for the commencement year, which began on April 1, 2021, and will end on December 31, 2021.

•Risk-Sharing Arrangements Used in determining the percent of savings and losses that DCEs are eligible to receive as shared savings or may be required to repay as shared losses.

•Financial Reconciliation The process by which CMS determines shared savings or shared losses by comparing the calculated total benchmark expenditure for a given DCE’s aligned population to the actual expenditures of that DCE’s aligned beneficiaries over the course of a performance year that includes various risk-mitigation options such as stop-loss reinsurance and risk corridors.

•Risk-Mitigation Options DCEs may elect a “stop-loss arrangement” each performance year, which is designed to reduce the financial uncertainty associated with high-cost expenditures of individual beneficiaries. The Corporation has elected participation in the program for the current performance year. Additionally, CMS has created a mandatory risk corridor program that allocates the DCE’s shared savings and losses in bands of percentage thresholds, after a deviation of greater than 25.0% of the Performance Year Benchmark.

Performance Guarantees

Certain of the Corporation’s arrangements with third-party providers require it to guarantee the performance of its care network to CMS, which if not obtained, could potentially result in payment to CMS during the financial reconciliation period. As a result of the DC agreement, the Corporation determined that there was a performance guarantee with the providers of DCE Beneficiaries that should be recognized in the financial statements. The Direct Contracting performance year obligation and receivable were initially measured as the target amount for Medicare expenditures on covered items and services. The obligation and receivable were subsequently amortized on a straight-line basis for the amount that represented the completed performance. The DCE is entitled to all of the consideration under the arrangement for all aligned beneficiaries and in the performance year in which the DCE is a participant, the final consideration due to the DCE by CMS (shared savings) or the consideration due to CMS by the DCE (shared loss) is reconciled in the subsequent years following the performance year. The shared savings or loss is measured periodically and will be applied to the Direct Contracting performance obligation if the Corporation is in a probable loss position. The Corporation is unable to estimate the maximum potential amount of future payments under the guarantee as the stop-loss arrangement contains corridors (tiered levels), a certain percentage of which the Corporation will still be responsible for paying at various levels as well as a number of additional variables that are not reasonable for the Corporation to estimate such as risk ratings and benchmark trends that have an inestimable impact on the estimate of future payments.

The tables below include the financial statement impacts of the performance guarantee:

(in thousands)	June 30, 2021
Direct Contracting performance year receivable	$436,334
Direct Contracting performance year obligation (1)	455,143
(1) This obligation represents the consideration due to providers, net of the shared savings or loss for the period and amortization of the liability.

(in thousands)	Three and Six Months Ended June 30, 2021
Amortization of the Direct Contracting performance year receivable	(218,167)
Amortization of the Direct Contracting performance year obligation	218,167

Direct Contracting revenue	216,373

20. Operating Segments

The Corporation manages operations based on two reportable segments: Medicare Advantage and Direct Contracting. The reportable segments are distinguished based on the healthcare delivery business model. Its Medicare Advantage segment is an insurance business model that focuses on leveraging the Clover Assistant at the point of care. Its Direct Contracting segment is similar to a cost management and care coordination model accounted for as a performance guarantee, where Clover is responsible for coordinating care, managing costs, and providing support to providers and their DCE Beneficiaries through the use of Clover Assistant. These segment groupings are consistent with information used by our Chief Executive Officer, the Corporation’s chief operating decision maker, to assess performance and allocate resources. There are certain revenues and expenses that are attributable to our clinical services and our corporate overhead; these amounts are reported separately from our reportable segments in the tables presenting segment results below.

The operations in which the Company holds interests comprise the following segments:

•Medicare Advantage Segment MA plans that generally provide access to a wide network of primary care physicians, specialists, and hospitals.

•Direct Contracting Segment DC Model with CMS, which provides options aimed at reducing expenditures and preserving or enhancing quality of care for beneficiaries.

•Corporate/Other Other clinical services not included in Medicare Advantage and Direct Contracting and all other corporate overhead. Clinical services is comprised of Clover Home Care and other clinical services that are offered to our health plan members.

The table below summarizes the Corporation’s results by operating segment:

(in thousands)	Medicare Advantage	Direct Contracting	Corporate/Other	Eliminations	Consolidated Total
Three Months Ended June 30, 2021
Premiums earned, (Net of ceded premiums of $126)	$195,357	$—	$—	$—	$195,357
Direct Contracting revenue	—	216,373	—	—	216,373
Other income	41	—	31,400	(30,699)	742
Intersegment revenues	—	—	16,509	(16,509)	—
Net medical claims incurred	216,785	241,912	1,909	(2,085)	458,521
Gross (loss) profit	$(21,387)	$(25,539)	$46,000	$(45,123)	$(46,049)

Total assets	$274,714	$463,966	$954,539	$(477,322)	$1,215,897

Six Months Ended June 30, 2021
Premiums earned, (Net of ceded premiums of $250)	$394,733	$—	$—	$—	$394,733
Direct Contracting revenue	—	216,373	—	—	216,373
Other income	28	—	42,023	(40,360)	1,691
Intersegment revenues	—	—	23,755	(23,755)	—
Net medical claims incurred	431,963	241,912	3,020	(3,942)	672,953
Gross (loss) profit	$(37,202)	$(25,539)	$62,758	$(60,173)	$(60,156)

Total assets	$274,714	$463,966	$954,539	$(477,322)	$1,215,897

A reconciliation of the reportable segments’ gross loss to the net loss included in our Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2021, is as follows:

(in thousands)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Gross loss	$(46,049)	$(60,156)

Salaries and benefits	62,167	128,191
General and administrative expenses	45,628	84,234
Premium deficiency reserve benefit	27,900	27,900
Depreciation and amortization	118	278
Other expense	—	191
Change in fair value of warrants payable	134,512	49,006
Interest expense	1,229	2,404
Amortization of notes and securities discounts	8	13,668
Net loss	$(317,611)	$(366,028)

21. Dividend Restrictions
The Corporation's regulated insurance subsidiaries are subject to regulations and standards in their respective jurisdictions. These standards, among other things, require these subsidiaries to maintain specified levels of statutory capital and limit the timing and amount of dividends and other distributions that may be paid to their parent companies. Therefore, the Corporation's regulated insurance subsidiaries' ability to declare and pay dividends is limited by state regulations including obtaining prior approval by the New Jersey Department of Banking and Insurance. As of June 30, 2021 and December 31, 2020, neither of the regulated insurance subsidiaries had paid any dividends.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto for the three and six months ended June 30, 2021, contained in this Quarterly Report on Form 10-Q (the "Form 10-Q") and the Consolidated Financial Statements and notes thereto for the year ended December 31, 2020, contained in Exhibit 99.5 of Amendment No. 1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission (the "SEC") on April 1, 2021 (the "Form 8-K/A"). This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of our 2020 Annual Report on Form 10-K filed with the SEC on March 31, 2021 (the "2020 Form 10-K"), as supplemented by the risks and uncertainties described in the “Risk Factors” section of this document. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations” to "we," "us,” "our," "Clover," and "the Corporation" are intended to mean the business and operations of Clover Health Investments, Corp. and its consolidated subsidiaries subsequent to the closing of the Business Combination (as defined below).
Overview
At Clover Health, we are singularly focused on creating great, sustainable healthcare to improve every life. We have centered our strategy on building and deploying technology that we believe will enable us to solve a significant data problem while avoiding the limitations of legacy approaches. We leverage our flagship software platform, the Clover Assistant, to help America’s seniors receive better care at lower costs. By empowering physicians with data-driven, personalized insights at the point of care through our software, we believe we can improve clinical decision making.

As a next generation Medicare Advantage (MA) insurer, we operate Preferred Provider Organization (PPO) and Health Maintenance Organization (HMO) plans that are the obvious choice for Medicare-eligible consumers. We call our plans "Obvious" because we believe they are highly affordable—offering most of our members the lowest average out-of-pocket costs for primary care physician co-pays, specialist co-pays, drug deductibles and drug costs in their markets—and provide wide network access and the same cost-sharing (co-pays and deductibles) for physicians who are in- and out-of-network. We believe the use of the Clover Assistant and related data insights allow us to viably offer these “Obvious” plans at scale, through an asset-light approach.
We initially launched our MA offering in 2013, scaling to our first nine MA markets, or counties, by 2016 with approximately 15,000 members. As of June 30, 2021, we operated in 108 MA markets across eight states with 66,566 Medicare Advantage members. As of June 30, 2021, our PPO plans were licensed in 45 states and the District of Columbia and were not licensed in Michigan, New Hampshire, New York, North Carolina and Vermont, and our HMO was licensed in New Jersey and Texas.
On April 8, 2021, the Centers for Medicare and Medicaid Services (CMS), an agency of the United States Department of Health and Human Services, announced that our subsidiary, Clover Health Partners, LLC (Health Partners), began participating as a Direct Contracting Entity (DCE) in the CMS’s Global and Professional Direct Contracting Model (DC Model) on April 1, 2021. Our DCE assumes full risk (i.e., 100.0% shared savings and shared losses) for the total cost of care of aligned Original Medicare beneficiaries (DCE Beneficiaries). We operate the Direct Contracting (DC) operations through Health Partners, which focuses on our technology platform, the Clover Assistant, to enhance healthcare delivery, reduce expenditures, and improve care for DCE Beneficiaries. As of June 30, 2021, we had contracted with approximately 1,800 individual providers across eight states, and we had 62,025 aligned DCE Beneficiaries. Our participation in the DC Model enables us to moved beyond the MA market and target the Medicare fee-for-service (FFS) market, which is the largest segment of Medicare. We believe that expanding into the FFS market is not only a strategic milestone for Clover but also demonstrates the scalability of the Clover Assistant. Additionally, on June 9, 2021, we announced our plans to scale our in-home-primary care program, Clover Home Care, through our DC operations. Clover Home Care was designed to better identify and care for our most medically complex members, with a focus on health outcomes improvement and medical expense reduction rather than risk adjustment.

As of June 30, 2021, we were partnering with providers to care for approximately 129,000 lives under management, which included 66,566 Medicare Advantage members and 62,025 aligned DCE Beneficiaries. That is nearly double the number of lives we had under management as of January 1, 2021.

Recent Developments
Geographic Expansion
On June 24, 2021, we announced plans to make our MA plans available in an additional 101 counties and an additional state beginning in 2022. The expansion, which is subject to CMS approval, would make our MA plans available in a total of 209 counties across nine states. Together, these markets represent approximately 5.2 million available Medicare lives as of May 2021.

Warrant Redemption
On July 22, 2021, we announced that we are redeeming, at 5:00 p.m. New York City time on August 23, 2021 (the "Redemption Date"), all of our outstanding public warrants and private placement warrants (the “Warrants”) to purchase shares of our common stock, par value $0.0001 per share (the “Common Stock”), for a redemption price of $0.10 per Warrant. The Warrants may be exercised by the holders thereof until 5:00 p.m. New York City time on the Redemption Date to purchase fully paid and non-assessable shares of Class A Common Stock underlying such Warrants. Payment upon exercise of the Warrants may be made either (i) in cash, at an exercise price of $11.50 per share of Class A Common Stock or (ii) on a "cashless basis" in which the exercising holder will receive 0.249 shares of Class A Common Stock per Warrant. If any holder of Warrants would, after taking into account all of such holder's Warrants exercised at one time, be entitled to receive a fractional interest in a share of Class A Common Stock, the number of shares the holder will be entitled to receive will be rounded down to the nearest whole number of shares.

Business Combination
On January 7, 2021, we consummated the previously announced domestication and mergers (the "Business Combination") pursuant to that certain Agreement and Plan of Merger, dated October 5, 2020 (the "Merger Agreement"), by and among Social Capital Hedosophia Holdings Corp III, a Cayman Islands exempted company (SCH), Asclepius Merger Sub Inc., a Delaware corporation and a direct wholly owned subsidiary of SCH, and Clover Health Investments, Inc., a corporation originally incorporated on July 17, 2014, in the state of Delaware ("Legacy Clover"), and us. Additionally, in connection with the Business Combination, we issued and sold to certain investors an aggregate of 40,000,000 shares of our Class A Common Stock for an aggregate purchase price equal to $400.0 million (the "PIPE Investment") concurrently with the completion of the Business Combination. For more information, see Note 3 (Business Combination) to Financial Statements in this report.
The Business Combination was accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America (GAAP). Under the guidance in Accounting Standards Codification (ASC) 805, Legacy Clover is treated as the "acquirer" for financial reporting purposes. As such, Legacy Clover is deemed the accounting predecessor of the combined business, and Clover, as the parent company of the combined business, is the successor SEC registrant, meaning that Legacy Clover's financial statements for previous periods will be disclosed in the registrant’s periodic reports filed with the SEC from here forward.
The Business Combination has had a significant impact on our reported financial position and results as a consequence of the reverse recapitalization. The most significant change in our reported financial position and results is an estimated net increase in cash (as compared to our consolidated balance sheet at December 31, 2020) of approximately $670.0 million, which includes approximately $400.0 million in proceeds from the PIPE Investment, offset by additional transaction costs incurred in connection with the Business Combination. The estimated transaction costs for the Business Combination were approximately $61.0 million, of which $29.0 million represented deferred underwriter fees related to the initial public offering of SCH.
As a result of the Business Combination, we became the successor to a public company, which required us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting, legal, and administrative resources.
For additional information regarding the impacts of the Business Combination, see Note 3 (Business Combination), Note 9 (Notes and Securities Payable), Note 10 (Warrants Payable), and Note 14 (Convertible Preferred Stock) to Financial Statements in this report.

Impact of COVID-19
The societal and economic impact of the COVID-19 pandemic is continuing to evolve, and the ultimate impact on our business, results of operations, financial condition, and cash flows is uncertain and difficult to predict. The global pandemic has severely impacted businesses worldwide, including many in the health insurance sector. In response to the pandemic, we have implemented additional steps related to our care delivery, our member support, and our internal policies and operations.

We refocused our clinical operations in mid-March 2020 and fully adopted the CMS COVID-19 emergency policy changes, including multiple summary guidances issued over a 12-week period, from March 2020 to June 2020. We implemented many changes to provide continued care to members, including reorienting our in-home primary care program (Clover Home Care) to provide care remotely, pivoting our post-hospital discharge program to video and telephonic encounters, and helping members receive their prescription medications at home.
Additionally, we rapidly enhanced our Clover Assistant platform to focus on video and telephonic visits to ensure that our members received appropriate levels of care despite their inability to physically visit a physician’s office. In total, we pivoted from 100.0% in-person Clover Assistant visits before the COVID-19 pandemic to 82.0% and 64.0% virtual Clover Assistant visits during the months of April and May 2020, respectively.
To ensure the safety of our members, we have implemented multi-channel member communications to support COVID-19 vaccination access and availability, provider network support for telehealth adoption by Clover Home Care practices and, most recently, the provision of in-home COVID-19 vaccinations for our most vulnerable members.
We are continuing to monitor the ongoing financial impact of COVID-19 on our business and operations and are making adjustments accordingly. We have worked closely with our network of providers to ensure that members are receiving necessary care. Given that a large portion of our membership is elderly and generally in the high-risk category for COVID-19, we have incurred additional costs during the three months ended June 30, 2021, to care for those members who have contracted the virus. While the direct costs of testing and treatment related to COVID-19 have declined in recent months, the indirect costs attributable to the COVID-19 pandemic have increased. During the three months ended June 30, 2021, we experienced increased utilization related to services that were deferred and increased costs related to conditions that were exacerbated by a lack of diagnoses and treatment in the earlier periods of the pandemic. We will continue to monitor the pandemic’s impact on our members. Additionally, CMS risk adjustment requires that a member’s health issues be documented annually regardless of the permanence of the underlying causes. Historically, this documentation was required to be completed during an in-person visit with a patient. As part of relief measures adopted pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), Medicare is allowing documentation prepared during video visits with patients to serve as support for CMS risk adjustments. While we intend to leverage Clover Assistant to increase the video visits for our members and document their health conditions on a timely basis, given the disruption caused by COVID-19, we may be unable to document the health conditions of our members as comprehensively as we did in previous years, which may adversely impact the accuracy of our risk adjustment factors and revenue in future periods.
The quarterly information presented in the following table illustrates the financial results for our MA segment operations as impacted by COVID-19:

	Three Months Ended
	June 30, 2021		March 31, 2021		December 31, 2020		September 30, 2020		June 30, 2020		March 31, 2020
	Total	PMPM (1)	Total	PMPM (1)	Total	PMPM (1)	Total	PMPM (1)	Total	PMPM (1)	Total	PMPM (1)
	(dollars in thousands, except PMPM amounts)
Premiums earned, net	$195,357	$980	$199,376	$1,005	$164,598	$950	$167,075	$972	$170,315	$1,000	$163,710	$984
Net medical claims incurred (2)	216,785	1,087	214,432	1,081	179,928	1,034	144,846	842	119,366	701	146,328	880
Medical care ratio, net (MCR) (3)	111.0%	—	107.6%	—	109.3%	—	86.7%	—	70.1%	—	89.4%	—
(1) Calculated per member per month (PMPM) figures are based on the applicable amount divided by member months in the given period. Member months represents the number of months members are enrolled in a Clover Health Plan in the period.
(2) Net medical claims incurred related to MA only.
(3) Defined as our total net medical claims incurred divided by premiums earned, net.
Beginning in late March and early April 2020, the COVID-19 pandemic caused an increase in our inpatient hospital costs as members started to experience admissions caused by the virus. The increase in hospital costs was ultimately more than fully offset by a reduction in outpatient and office-based utilization during the second quarter of 2020. In second quarter 2020, we experienced a reduction in utilization across all settings, including inpatient hospital admissions. By the end of the third quarter of 2020, our non-COVID-19 utilization of healthcare services returned to near pre-COVID-19 levels but remained slightly below historical benchmarks. Since fourth quarter 2020, we incurred additional net medical claims related to COVID-19 without experiencing the same offsetting reduction in outpatient and office-based utilization we experienced in second quarter 2020.
Due to the speed with which the COVID-19 situation is developing, the global breadth of its spread and the range of governmental and community reactions thereto, there remains uncertainty around its duration and ultimate impact, and the related financial impact on our business could change and cannot be accurately predicted at this time. For additional information regarding the risks to our business and results of operations related to the COVID-19 pandemic, see the section entitled "Risk Factors—Risks Related to Clover’s Business and Industry. We are subject to risks associated with the COVID-19 pandemic, which could have a material adverse effect on our business, results of operations, financial condition and financial performance" in the 2020 Form 10-K.

Key Performance Measures of Our Operating Segments
Operating Segments

We manage our business with two reportable segments: Medicare Advantage and Direct Contracting. The reportable segments are distinguished based on the healthcare delivery business model. Our MA segment is an insurance business model that focuses on leveraging the Clover Assistant at the point of care. Our DC segment is similar to a cost management and care coordination model accounted for as a performance guarantee, where Clover is responsible for coordinating care, managing costs, and providing support to providers and their DCE Beneficiaries through the use of Clover Assistant.

These segment groupings are consistent with information used by our Chief Executive Officer, the Corporation’s chief operating decision maker, to assess performance and allocate resources. The Medicare Advantage segment consists of MA plans that generally provide access to a wide network of primary care physicians, specialists and hospitals. The Direct Contracting segment consists of our operations in connection with the DC Model, which provides options aimed at reducing expenditures and preserving or enhancing quality of care for DCE Beneficiaries.
We review several key performance measures, discussed below, to evaluate our business and results, measure performance, identify trends, formulate plans, and make strategic decisions. We believe that the presentation of such metrics is useful to management and counterparties to model the performance of healthcare companies such as Clover.

Medicare Advantage

Through its MA operating segment, the Corporation provides PPO and HMO plans that generally provide access to a wide network of primary care physicians, specialists and hospitals. We seek to improve care and lower costs by empowering physicians with data-driven, personalized insights at the point of care through our software platform, the Clover Assistant.

	Six Months Ended June 30,
	2021		2020
(Premium and expense amounts in thousands, except PMPM amounts)	Total	PMPM	Total	PMPM
Medicare Advantage Data:
Members as of period end (#)	66,566	N/A	56,815	N/A
Premiums earned, gross	$394,983	$993	$334,282	$993
Premiums earned, net	394,733	992	334,025	991
Medical claim expense incurred, gross	432,552	1,088	266,042	790
Net medical claims incurred	431,963	1,086	265,694	789
Medical care ratio, gross (1)	109.5%	N/A	79.6%	N/A
Medical care ratio, net	109.4	N/A	79.5	N/A
(1) Defined as our total gross medical claims incurred divided by premiums earned, gross.

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
Premiums ceded is the amount of premiums earned, gross ceded to reinsurers. From time to time, we enter into reinsurance contracts to limit our exposure to potential losses as well as to provide additional capacity for growth. Under these agreements, the "reinsurer," agrees to cover a portion of the claims of another insurer, i.e., us, the "primary insurer," in return for a portion of their premium. Ceded earned premiums are earned over the reinsurance contract period in proportion to the period of risk covered. The volume of our ceded earned premium is impacted by the level of our premiums earned, gross and any decision we make to adjust our reinsurance agreements.
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
Net Medical Claims Incurred (Medicare Advantage)
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
Medical Care Ratio, Gross and Net
We calculate our medical care ratio by dividing total net medical claim expenses incurred by premiums earned, in each case on a gross or net basis, as the case may be, in a given period. We believe our MCR is an indicator of our gross margin for our MA plans and the ability of our Clover Assistant platform to capture and analyze data over time to generate actionable insights for returning members to improve care and reduce medical expenses.

Direct Contracting

Our DC segment consists of operations in connection with the DC Model. provides a variety of programs aimed at reducing expenditures and preserving or enhancing quality of care for DCE Beneficiaries. We measure Direct Contracting revenues and medical claims on a per-beneficiary per-month (PBPM) basis. In the aggregate, we view these as important metrics to assess our financial performance, including our ability to reduce expenditures and preserve or enhance quality of care for DCE Beneficiaries.

	Six Months Ended
(Revenue and claims amounts in thousands, except PBPM amounts)	June 30, 2021
Direct Contracting Data (1)	Total	PBPM
Beneficiaries as of period end (#)	62,025	N/A
Direct Contracting revenue	$216,373	$1,156
Net medical claims incurred	241,912	1,292
Direct Contracting margin(2)	111.8%	N/A
(1) We began participating in Direct Contracting in April 2021.
(2) Defined as net medical claims incurred divided by Direct Contracting revenue.
Beneficiaries
A beneficiary is defined as an eligible Original Medicare covered life that has been aligned to our DCE, Health Partners, via attribution to a DCE-participating provider through alignment based on claims data or by beneficiary election through voluntary alignment. A beneficiary alignment is effective as of the first of the month, for the full calendar month, regardless of whether eligibility is lost during the course of the month.
Direct Contracting Revenue
Direct Contracting revenue represents CMS’s total expense incurred for medical services provided on behalf of DCE Beneficiaries during months in which they were alignment eligible during the performance year. Direct Contracting revenue is calculated by taking the sum of the capitation payments made to us for services within the scope of our capitation arrangement and FFS payments made to providers directly from CMS. Direct Contracting revenue is also known in the DC Model as performance year expenditures and is the primary component used to calculate shared savings or shared loss versus the performance year benchmark. Direct Contracting revenue includes a direct reduction or increase of shared savings or loss, as applicable. Premiums and recoupments incurred in direct relation to the DC Model are recognized as a reduction or increase in Direct Contracting revenue, as applicable. We believe Direct Contracting revenue provides useful insight into the gross economic benefit generated by our business operations and allows us to evaluate our performance without regard to changes in our underlying reinsurance structure.
Net Medical Claims Incurred (Direct Contracting)
Net medical claims incurred consists of the total incurred expense that CMS and we will remit for medical services provided on behalf of DCE Beneficiaries during the months in which they are alignment eligible and aligned to the DCE. Additionally, net medical claims incurred is inclusive of fees paid to providers for Clover Assistant usage, care coordination, and any shared savings or shared loss agreements with providers. Net medical claims incurred is presented on our Condensed Consolidated Statements of Operations and Comprehensive Loss in accordance with GAAP.
Direct Contracting Margin (DCM)
We calculate our DCM by dividing net medical claims incurred by Direct Contracting revenue in a given period. We believe our DCM is an indicator of our gross profitability and the ability to capture and analyze data over time to generate actionable insights for returning beneficiaries to improve care and reduce medical expenses.

Components of Our Results of Operations
In addition to the components described below, additional components of our results of operations include Premiums Earned, net, Direct Contracting revenue and Net Medical Claims Incurred, which are described in the “Key Performance Measures of Our Operating Segments” section above.

Other Income
Other income primarily consists of income earned from rental agreements with third parties for subleases of our leased office facilities In addition, other income includes income generated from ceded allowances under reinsurance agreements, which are amounts paid by the reinsurers to help cover certain expenses incurred by the ceding party in relation to the ceded contracts, and an immaterial amount of other income from commissions related to premiums ceded under our reinsurance agreements. Commissions from premiums ceded under reinsurance agreements are earned when ceded to reinsurers over the period of policies. The amount of commissions we earn is dependent upon the terms of our reinsurance contracts and the amount of premiums ceded.
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
Premium Deficiency Reserve Expense (Benefit)
Premium deficiency reserves are established to the extent that the sum of expected future costs, claim adjustment expenses, and maintenance costs exceeds related future premiums. We assess the profitability of our contracts with CMS to identify those contracts where current operating results or forecasts indicate probable future losses. Premium deficiency reserve expense (benefit) is recognized in the period in which the losses are identified. Premium deficiency reserves are then amortized over the period in which losses were expected to occur. The amortization is expected to have an offsetting impact to the operating losses in that period. We may identify and recognize additional premium deficiency reserves depending on the rates that are paid to us by CMS based on our actuarial bids and the utilization of healthcare services by our members.

Depreciation and Amortization
Depreciation and amortization consists of all depreciation and amortization expenses associated with our property and equipment. Depreciation includes expenses associated with property and equipment. Amortization includes expenses associated with leasehold improvements.
Other Expense
Other expense consists primarily of debt issuance costs incurred in connection with the issuance of an aggregate of $373.8 million initial principal amount of convertible securities (Convertible Securities) in February, March, May, and August 2019. The Convertible Securities were converted into shares of the Corporation's Class B common stock upon the completion of the Business Combination on January 7, 2021.
Change in Fair Value of Warrants Payable
Change in fair value of warrants payable is related to a mark-to-market adjustment associated with warrants to purchase our capital stock. In connection with the Closing, the warrants of Legacy Clover automatically converted into shares of Class B Common Stock, and we are no longer required to re-measure the value of the warrants. Change in fair value of warrants payable for our Public Warrants and Private Placement Warrants acquired in the Business Combination reflects the mark-to-market adjustment associated with warrants to purchase our Class A Common Stock from the Closing date through the end of the reporting period. The change in fair value of warrants payable is inclusive of the warrant amortization expense associated with the warrants payable in each period.
Interest Expense
Interest expense consists mostly of interest expense associated with our previously outstanding non-convertible notes under our term loan facility (Term Loan Notes). All remaining principal and interest has been voluntarily paid and the facility has been terminated as of June 29, 2021.
Amortization of Notes and Securities Discounts
Amortization of notes and securities discounts consists of amortization of the debt discount associated with the Convertible Securities, warrants and debt issuance costs associated with the Term Loan Notes.
(Gain) Loss on Derivative
(Gain) loss on derivative consisted of (gain) loss on embedded derivatives contained in the Convertible Securities. The embedded derivatives related to the conversion features of the Convertible Securities, which reflected a premium above the principal and accrued interest thereon.
We recorded a gain or loss on derivative based on changes in fair value of the embedded derivatives contained in the Convertible Securities. The carrying amounts of these embedded derivatives were recorded at fair value at issuance, marked-to-market as of each balance sheet date, and changes in fair value were reported as either income or expense during the period.
To estimate the fair value attributable to these features, we estimated the value of the Convertible Securities (i) with the embedded derivatives and (ii) without the embedded derivatives. The incremental difference between the two values was then used to estimate the fair value of the embedded derivatives. A probability-weighted present value of expected future returns model was then used to estimate the value of the conversion features under various probable scenarios. The assumptions used to arrive at the estimated fair value generally included the stock price, strike price, volatility, risk-free rate, and time to maturity, among others.
On January 7, 2021, in connection with the Closing, the Convertible Securities converted to shares of the Corporation's common stock and the associated derivative liability was eliminated.

Results of Operations
Comparison of the Three Months Ended June 30, 2021 and 2020
The following tables summarize our consolidated results of operations for the periods presented and as a percentage of our total revenues for those periods. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended June 30,
	2021	2020	Change ($)	Change (%)
	(dollars in thousands)
Revenues
Premiums earned, net (Net of ceded premiums of $126 and $128 for the three months ended June 30, 2021 and 2020, respectively)	$195,357	$170,315	$25,042	14.7%
Direct Contracting revenue	216,373	—	216,373	*
Other income	742	1,766	(1,024)	(58.0)
Total revenues	412,472	172,081	240,391	139.7
Operating expenses
Net medical claims incurred	458,521	119,366	339,155	284.1
Salaries and benefits	62,167	19,227	42,940	223.3
General and administrative expenses	45,628	21,468	24,160	112.5
Premium deficiency reserve expense (benefit)	27,900	(11,303)	39,203	346.8
Depreciation and amortization	118	153	(35)	(22.9)
Total operating expenses	594,334	148,911	445,423	299.1
(Loss) income from operations	(181,862)	23,170	(205,032)	(884.9)

Change in fair value of warrants payable	134,512	9,637	124,875	1,295.8
Interest expense	1,229	8,477	(7,248)	(85.5)
Amortization of notes and securities discount	8	4,815	(4,807)	(99.8)
Gain on derivative	—	(5,162)	5,162	(100.0)
Net (loss) income	$(317,611)	$5,403	$(323,014)	(5,978.4)%
* = Not presented as prior period amount is zero or line item is a change from a gain to a loss and thus yields a result that is not meaningful.

Premiums Earned, Net
Premiums earned, net increased $25.0 million, or 14.7%, to $195.4 million for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The increase was mostly due to membership growth of 17.2% from 56,815 Medicare Advantage members at June 30, 2020, to 66,566 Medicare Advantage members at June 30, 2021. Additional risk adjustment revenue of $2.8 million was recognized during the three months ended June 30, 2021, compared to the three months ended June 30, 2020.
Direct Contracting Revenue
Our participation in Direct Contracting launched in April 2021. Revenue related to Direct Contracting was $216.4 million for the three months ended June 30, 2021. This revenue was attributable to the alignment of 62,025 beneficiaries to our DCE at June 30, 2021.

Other Income
Other income decreased $1.0 million, or 58.0%, to $0.7 million for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The decrease was primarily due to lower net investment income of $0.4 million and decreased rental income of $0.1 million in the three months ended June 30, 2021, and receipt of a $0.5 million state subsidy in the three months ended June 30, 2020, that was not received in the three months ended June 30, 2021.
Net Medical Claims Incurred
Net medical claims incurred increased $339.2 million, or 284.1%, to $458.5 for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The increase was primarily due to the launch of Direct Contracting in April 2021, MA membership growth, and the impact from the COVID-19 pandemic as discussed in further detail immediately below.

As background, beginning in late March and early April 2020, the COVID-19 pandemic caused an increase in our inpatient hospital costs as members started to experience admissions related to the virus. The increase in hospital costs was ultimately more than fully offset by a reduction in outpatient and office-based utilization during second quarter 2020. In second quarter 2020, we experienced a reduction in utilization across all settings, including inpatient hospital admissions. By the end of third quarter 2020, our non-COVID-19 utilization of healthcare services returned to near pre-COVID-19 levels but remained slightly below historical benchmarks. During the three months ended June 30, 2021, we experienced an increase in utilization related to services, diagnoses, and treatment of conditions, which we believe reflects care deferred as a result of the COVID-19 pandemic, as compared to the three months ended June 30, 2020. See also "—Impact of COVID-19" above.
Salaries and Benefits
Salaries and benefits increased $42.9 million, or 223.3%, to $62.2 million for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The increase was driven by higher year-over-year stock-based compensation expense of $43.0 million due to increased headcount and additional awards issued in connection with the Business Combination.
General and Administrative Expenses
General and administrative expenses increased $24.2 million, or 112.5%, to $45.6 million for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The increase was primarily driven by increases in legal and other professional fees to support our growth and additional costs related to being a public company. Software application expense also increased due to the continued build of platform and information technology capabilities within the organization. For the three months ended June 30, 2021, we recognized $6.7 million in amortization expense of deferred acquisition costs with none recognized for the three months ended June 30, 2020.
Premium Deficiency Reserve Expense (Benefit)
There is a $27.9 million premium deficiency reserve expense recorded for the three months ended June 30, 2021, in anticipation of a reserve deemed necessary for the remainder of 2021. For the three months ended June 30, 2020, there was a benefit of $11.3 million for benefit amortization associated with a reserve deemed necessary as of the end of fiscal year 2019 for fiscal year 2020. The change was primarily due to management’s assessment of actual and anticipated experience related to the profitability of contracts.

Change in Fair Value of Warrants Payable
Change in fair value of warrants payable changed by $124.9 million with a loss of $134.5 million for the three months ended June 30, 2021, compared to a loss of $9.6 million for the three months ended June 30, 2020. The change was primarily due to the mark-to-market adjustment in the three months ended June 30, 2021 of the Public Warrants and Private Placement Warrants. For additional information, see Note 5 (Fair Value Measurements) and Note 10 (Warrants Payable) to Financial Statements in this report.
Interest Expense
Interest expense decreased $7.2 million, or 85.5%, to $1.2 million for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily related to the conversion of the Convertible Securities to shares of the Corporation’s common stock due to the completion of the Business Combination on January 7, 2021.
Amortization of Notes and Securities Discounts
Amortization of notes and securities discounts decreased $4.8 million, or 99.8%, to none for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The decrease relates to the completion of the Business Combination on January 7, 2021, whereby the unamortized discount associated with the August 2019 tranche of the Convertible Securities was accelerated.
Gain on Derivative
There was no gain on derivative for the three months ended June 30, 2021, as compared to $5.2 million gain on derivative for the three months ended June 30, 2020. The change relates to the capital contribution treatment of the elimination of the derivative associated with the completion of the Business Combination on January 7, 2021.

Comparison of the Six Months Ended June 30, 2021 and 2020
The following tables summarize our consolidated results of operations for the periods presented and as a percentage of our total revenues for those periods. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Six Months Ended June 30,
	2021	2020	Change ($)	Change (%)
	(dollars in thousands)
Revenues
Premiums earned, net (Net of ceded premiums of $250 and $257 for the six months ended June 30, 2021 and 2020, respectively	$394,733	$334,025	$60,708	18.2%
Direct Contracting revenue	216,373	—	216,373	*
Other income	1,691	3,561	(1,870)	(52.5)
Total revenues	612,797	337,586	275,211	81.5
Operating expenses
Net medical claims incurred	672,953	265,694	407,259	153.3
Salaries and benefits	128,191	40,711	87,480	214.9
General and administrative expenses	84,234	49,951	34,283	68.6
Premium deficiency reserve expense (benefit)	27,900	(15,585)	43,485	279.0
Depreciation and amortization	278	275	3	1.1
Other expense	191	—	191	*
Total operating expenses	913,747	341,046	572,701	167.9
Loss from operations	(300,950)	(3,460)	(297,490)	8,598.0

Change in fair value of warrants payable	49,006	11,874	37,132	312.7
Interest expense	2,404	16,292	(13,888)	(85.2)
Amortization of notes and securities discount	13,668	10,527	3,141	29.8
Gain on derivative	—	(19,394)	19,394	(100.0)
Net loss	$(366,028)	$(22,759)	$(343,269)	1,508.3%
* = Not presented as prior period amount is zero or line item is a change from a gain to a loss and thus yields a result that is not meaningful.
Premiums Earned, Net
Premiums earned, net increased $60.7 million, or 18.2%, to $394.7 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The increase was mostly due to membership growth of 17.2% from 56,815 Medicare Advantage members at June 30, 2020, to 66,566 Medicare Advantage members at June 30, 2021. Additional risk adjustment revenue of $2.8 million was recognized during the six months ended June 30, 2021, compared to the six months ended June 30, 2020.
Direct Contracting Revenue
Our participation in Direct Contracting launched in April 2021. Revenue related to Direct Contracting was $216.4 million for the six months ended June 30, 2021. This revenue was attributable to the alignment of 62,025 beneficiaries to our DCE at June 30, 2021.

Other Income
Other income decreased $1.9 million, or 52.5%, to $1.7 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The decrease was primarily due to lower net investment income of $1.2 million and decreased rental income of $0.2 million during the six months ended June 30, 2021, and a receipt of a $0.5 million state subsidy during the six months ended June 30, 2020, that was not received in the six months ended June 30, 2021.
Net Medical Claims Incurred
Net medical claims incurred increased $407.3 million, or 153.3%, to $673.0 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The increase was primarily due to the launch of Direct Contracting in April 2021, MA membership growth, and the impact from the COVID-19 pandemic as discussed in further detail immediately below.

As background, beginning in late March and early April 2020, the COVID-19 pandemic caused an increase in our inpatient hospital costs as members started to experience admissions related to the virus. The increase in hospital costs was ultimately more than fully offset by a reduction in outpatient and office-based utilization during the second quarter of 2020. In second quarter 2020, we experienced a reduction in utilization across all settings, including inpatient hospital admissions. By the end of the third quarter of 2020, our non-COVID-19 utilization of healthcare services returned to near pre-COVID-19 levels but remained slightly below historical benchmarks. During the six months ended June 30, 2021, we experienced an increase in utilization related to services, diagnoses, and treatment of conditions, which we believe reflects care deferred as a result of the COVID-19 pandemic, as compared to the six months ended June 30, 2020.
Salaries and Benefits
Salaries and benefits increased $87.5 million, or 214.9%, to $128.2 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The increase was primarily driven by higher year-over-year stock-based compensation expense of $82.3 million due to increased headcount and additional awards issued in connection with the Business Combination.
General and Administrative Expenses
General and administrative expenses increased $34.3 million, or 68.6%, to $84.2 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The increase was primarily driven by increases in legal and other professional fees to support our growth and additional costs related to becoming a public company. Software application expense also increased due to the continued build of platform and information technology capabilities within the organization. For the six months ended June 30, 2021, we recognized $8.5 million in amortization expense of deferred acquisition costs with none recognized for the six months ended June 30, 2020.
Premium Deficiency Reserve Expense (Benefit)
There is a $27.9 million premium deficiency reserve expense recorded for the six months ended June 30, 2021, in anticipation of a reserve deemed necessary for the remainder of 2021. For the six months ended June 30, 2020, there was a benefit of $15.6 million for benefit amortization associated with a reserve deemed necessary as of the end of fiscal year 2019 for fiscal year 2020. The change was primarily due to management’s assessment of actual and anticipated experience related to the profitability of contracts.
Change in Fair Value of Warrants Payable
Change in fair value of warrants payable was $37.1 million, reflecting a loss of $49.0 million for the six months ended June 30, 2021, compared to a loss of $11.9 million for the six months ended June 30, 2020. The change was primarily due to the mark-to-market adjustment of the Public Warrants and Private Placement Warrants as of June 30, 2021, compared to the initial measurement value as of January 7, 2021. For additional information, see Note 5 (Fair Value Measurements) and Note 10 (Warrants Payable) to Financial Statements in this report.
Interest Expense
Interest expense decreased $13.9 million, or 85.2%, to $2.4 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily related to the conversion of the Convertible Securities to shares of the Corporation’s common stock due to the completion of the Business Combination on January 7, 2021.
Amortization of Notes and Securities Discounts
Amortization of notes and securities discounts increased $3.1 million, or 29.8%, to $13.7 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The increase primarily relates to the completion of the Business Combination on January 7, 2021, whereby the unamortized discount associated with the August 2019 tranche of the Convertible Securities was accelerated. The increase is also driven by $0.6 million of amortization of debt discount associated with the Convertible Securities during the period from January 1, 2021, to January 7, 2021.
Gain on Derivative
There was no gain on derivative for the six months ended June 30, 2021, as compared to a $19.4 million gain on derivative for the six months ended June 30, 2020. This change relates to the capital contribution treatment of the elimination of the derivative associated with the completion of the Business Combination on January 7, 2021.

Liquidity and Capital Resources
As of June 30, 2021, we had cash, cash equivalents, and short-term investments of $590.1 million. Additionally, as of June 30, 2021, we had $40.1 million of available-for-sale and held-to-maturity investment securities, an outstanding balance of $21.2 million on our convertible notes and no outstanding balance on our Term Loan Notes. Our cash equivalents, short-term investments, and investment securities consist primarily of money market funds and U.S. government debt securities.
Since inception, we have financed our operations primarily from the proceeds we received through private sales of equity securities, issuances of convertible notes, premiums earned under our MA plans, borrowings under our term loan facility and, most recently, with our Direct Contracting revenues. We believe our existing cash, cash equivalents, short-term investments, and operating cash flows, taken together, will be sufficient to meet our projected operating and regulatory requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our needs to support our business growth, to respond to business opportunities, challenges or unforeseen circumstances, or for other reasons. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.

We operate as a holding company in a highly regulated industry. As such, we may receive dividends and administrative expense reimbursements from our subsidiaries, two of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company were $431.7 million and $5.4 million as of June 30, 2021, and December 31, 2020, respectively. This increase at the parent company primarily reflects proceeds from the Business Combination offset by the capital contributions to insurance subsidiaries and repayment of debt. Our unregulated subsidiaries held $32.5 million and $44.6 million of cash, cash equivalents, and short-term investments as of June 30, 2021, and December 31, 2020, respectively. Our regulated insurance subsidiaries held $125.9 million and $46.4 million of cash, cash equivalents, and short-term investments as of June 30, 2021, and December 31, 2020, respectively. Additionally, our regulated insurance subsidiaries held $40.1 million and $54.7 million of available-for-sale and held-to-maturity investment securities as of June 30, 2021, and December 31, 2020, respectively. Our use of operating cash derived from our non-insurance subsidiaries is generally not restricted by Departments of Insurance (or comparable state regulatory agencies). Our regulated insurance subsidiaries have not paid dividends to the parent, and applicable insurance laws restrict the ability of our regulated insurance subsidiary to declare and pay dividends to the parent. Insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amounts calculated under any applicable formula would be permitted. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our regulated insurance subsidiary may in the future adopt statutory provisions more restrictive than those currently in effect. For additional information, please refer to the parent company financial statements and accompanying notes in Schedule II—Parent Company Financial Information contained in our Consolidated Financial Statements included in the Form 8-K/A.
For a detailed discussion of our regulatory requirements, including aggregate statutory capital and surplus as well as dividends paid from the subsidiaries to the parent, please refer to Notes 22, 23, and 24 to our Consolidated Financial Statements included in the Form 8-K/A.
Cash Flows
The following table summarizes our consolidated cash flows for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(157,024)	$(23,944)
Net cash (used in) provided by investing activities	(86,611)	68,347
Net cash provided by (used in) financing activities	637,034	(4,589)
Operating Activities
Our largest source of operating cash flows is capitated payments from CMS. Our primary uses of cash from operating activities are payments for medical benefits.

For the six months ended June 30, 2021, net cash used in operating activities was $157.0 million, which included net loss of $366.0 million. Non-cash activities included a $48.9 million gain as a result of the change in fair value of warrants payable and an $85.7 million charge to stock-based compensation expense. Changes to our working capital included a $27.9 million charge to our premium deficiency reserve and an increase of $15.6 million in surety bonds and deposits related to Direct Contracting.
For the six months ended June 30, 2020, net cash used in operating activities was $23.9 million, which included a net loss of $22.8 million. Non-cash activities primarily consisted of a $19.4 million gain on derivative, $10.5 million in amortization of notes and securities discount, a $11.8 million loss on the change in fair value of warrants payable, and $3.4 million of stock-based compensation expense.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2021, of $86.6 million was primarily due to $323.5 million used to purchase investment securities, offset by $237.1 million provided from the sale and maturity of investment securities.
Net cash provided by investing activities for the six months ended June 30, 2020, of $68.3 million was primarily due to $142.1 million provided from the sale and maturity of investment securities, partially offset by $73.3 million used to purchase investment securities.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2021, of $637.0 million was the result of $666.2 million in proceeds from the reverse recapitalization in connection with the Business Combination, net of transaction costs, partially offset by $30.9 million in principal payments on our outstanding Term Loan Notes.
Net cash used by financing activities for the six months ended June 30, 2020, of $4.6 million was primarily the result of $9.1 million in principal payments on our outstanding Term Loan Notes, partially offset by $3.9 million from the acquisition of our noncontrolling interest.
Financing Arrangements
Term Loan Notes
We entered into a loan and security agreement with a commercial lender in March 2017, which provided for term loans in an aggregate principal amount of up to $60.0 million. At that time, we borrowed $40.0 million as a term loan under the agreement which was subject to an interest rate of 11.0%, payable monthly, and had a maturity date of March 1, 2022. In October 2017, we borrowed the remaining $20.0 million as a term loan under the agreement which was subject to an interest rate of 11.25%, payable monthly, and had a maturity date of October 1, 2022. Each loan was payable in monthly installments of interest only for the first 24 months, and thereafter interest and principal were payable in 36 equal monthly installments. The loans were secured by substantially all of our assets, including our intellectual property, and equity interests in our unregulated subsidiaries.
On June 29, 2021, the Corporation voluntarily paid the remaining principal of $20.7 million and interest of $0.2 million, thereby terminating the Loan Facility.
Convertible Securities
In December 2018, we entered into a convertible securities purchase agreement with qualified institutional buyers, including entities affiliated with our Chief Executive Officer and other holders of more than 5.0% of our common stock, for an aggregate principal amount of up to $500.0 million. In February, March, May, and August 2019, we issued an aggregate of $373.8 million initial principal amount of convertible securities, or the Convertible Securities, under the agreement.
In connection with and upon the closing of the Business Combination, the Convertible Securities mandatorily converted into 74,694,107 shares of the Corporation's Class B Common Stock. For additional information about the Convertible Securities and the conversion of the Convertible Securities upon the closing of the Business Combination, see Note 9 (Notes and Securities Payable) to Financial Statements in this report.
Contractual Obligations and Commitments
We believe that funds from future operating cash flows, cash and investments will be sufficient for future operations and commitments, and for capital acquisitions and other strategic transactions.

Material changes to our contractual obligations and commitments as of June 30, 2021, as compared to the amounts disclosed in the Form 8-K/A as of December 31, 2020 included: 1) a performance guarantee of $455.1 million, 2) the voluntary payment of the remaining principal of $20.7 million and interest of $0.2 million and termination of the Loan Facility on June 29, 2021, and 3) the conversion of $373.8 million of the Convertible Securities into common stock of the Corporation, effective as of the completion of the Business Combination, with these events as described in Note 19 (Direct Contracting), Note 9 (Notes and Securities Payable) and Note 3 (Business Combination) to Financial Statements in this report, respectively. There were no other material changes to our contractual obligations and commitments as compared to those disclosed in the Form 8-K/A. For additional information regarding our remaining estimated contractual obligations and commitments, see Note 9 (Notes and Securities Payable), Note 11 (Derivative Liabilities), Note 18 (Commitments and Contingencies) and Note 19 (Direct Contracting) to Financial Statements in this report.
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
For a detailed description of our critical accounting estimates, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Form 8-K/A. For a detailed discussion of our significant accounting policies, see Note 2 to the consolidated financial statements included in the Form 8-K/A and Note 2 (Summary of Significant Accounting Policies) to the Financial Statements in this report.
Recently Issued and Adopted Accounting Pronouncements
See Note 2 (Summary of Significant Accounting Policies) to the Financial Statements in this report for a discussion of accounting pronouncements recently adopted and recently issued accounting pronouncements not yet adopted and their potential impact to our financial statements.
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
We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. Our investment policy is focused on preservation of capital, liquidity and earning a modest yield. Our investment portfolio is invested in U.S. Treasury fixed maturity securities. As of June 30, 2021, none of our fixed maturity securities portfolio was unrated or rated below investment grade.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our "Certifying Officers"), the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2021, our disclosure controls and procedures were effective.
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

The material weakness related specifically to our application of the FASB Accounting Standards Codification for derivatives (ASC 815) in the valuation of the embedded derivative features of the convertible securities of Clover Health Investments Corp. and its consolidated subsidiaries as of prior to the consummation of the Business Combination at December 31, 2020, and the varying treatment of each tranche of such securities under ASC 815. The derivative liability in connection with the convertible securities should have been valued at $44.8 million but was instead valued at $0. For the quarter and fiscal year ended December 31, 2020, the adjustment decreased the gain on derivatives by $44.8 million, with a corresponding increase to net loss for the same periods, in each case as compared to the amounts reflected in the Corporation's press release announcing our financial results for the three months and year ended December 31, 2020, that we furnished in a Current Report on Form 8-K that was filed on March 1, 2020. Management has determined that the material weakness has been remediated due to the fact that the embedded derivative was extinguished upon the consummation of the Business Combination on January 7, 2021.
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
Additional information concerning legal proceedings can be found in Note 18 (Commitments and Contingencies) to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, which information is incorporated by reference into this item.

Item 1A. Risk Factors.
In the course of conducting our business operations, we are exposed to a variety of risks, any of which have affected or could materially adversely affect our business, financial condition and results of operations. The market price of our common stock could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occurs. For a discussion of the risk factors that could adversely affect our financial results and condition, and the value of, and return on, an investment in the Corporation, we refer you to the “Risk Factors” section in Part I, Item 1A in the 2020 Form 10-K. The following risk factors supplement the “Risk Factors” section in the 2020 Form 10-K.

Our expansion into Direct Contracting presents new risks to our business.

We expanded our business into CMS’ new Direct Contracting model (DC Model) in April 2021, enabling us to target a larger market opportunity, the Medicare fee-for-service (FFS) market, which is the largest segment of Medicare. As such, our Direct Contracting business is in the early stages of development, and we are subject to the risks inherent to the launch of any new business, including the risks that we may not generate sufficient returns to justify our investment and that it may take longer or be more costly to achieve the expected benefits from this new program. In connection with our expansion into Direct Contracting, we are enhancing and iterating the functionality of Clover Assistant as well as forming relationships with a greater number of physicians, and we may face new risks and difficulties, many of which we may not be able to predict or foresee. Also, because the DC Model is a new model designed by CMS’s Center for Medicare & Medicaid Innovation (CMMI), CMMI is constantly evaluating the program and may revise the applicable rules and design at any time, and such changes may have a significant impact on our ability to carry out our business. Similarly, while the Direct Contracting program is expected to last five years, CMMI can determine to terminate the program at any time, and in some cases may be required to do so, and if the program is terminated, we will no longer be able to target the FFS market, which in turn could reduce the return on our investments and negatively impact our business, financial condition, results of operations and future prospects.

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

The healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we are compensated for providing coverage for our Medicare Advantage members, our contractual relationships with our physicians, vendors and members, our marketing activities and other aspects of our operations. Of particular importance are:
•the federal Anti-Kickback Statute, which prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration for referring an individual, in return for ordering, leasing, purchasing or recommending or arranging for or to induce the referral of an individual or the ordering, purchasing or leasing of items or services covered, in whole or in part, by any federal healthcare program, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA;
•the federal physician self-referral law, commonly referred to as the Stark Law, which, subject to limited exceptions, prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, and prohibits the entity from billing Medicare or Medicaid for such designated health services;
•the administrative simplification provisions of the Health Insurance Portability and Accountability Act of 1996 (HIPAA) as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) which impose a number of obligations on issuers of health insurance coverage and health benefit plan sponsors with respect to the privacy and security of health information and data standards regulation;
•the criminal healthcare fraud provisions of HIPAA and related rules that prohibit knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti- Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
•the federal FCA that imposes civil and criminal liability on individuals or entities for knowingly filing, or causing to be filed, a false claim to the federal government, or the knowing use of false statements to obtain payment from the federal government. Suits filed under the FCA, known as qui tam actions, can be brought by any individual on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement;
•state insurance holding company laws and regulations pertaining to licensing and plan solvency requirements;
•reassignment of payment rules that prohibit certain types of billing and collection practices in connection with claims payable by the Medicare or Medicaid programs;

•similar state law provisions pertaining to anti-kickback, self-referral and false claims issues, some of which may apply to items or services reimbursed by any third-party payor;
•state laws that prohibit general business corporations, such as us, from engaging in the corporate practice of medicine, controlling physicians’ medical decisions or engaging in some practices such as splitting fees with physicians;
•the provision of the Affordable Care Act (the “ACA”), that requires MA plans to spend at least 85% of premium dollars on medical care;
•federal and state laws that govern our relationships with pharmaceutical manufacturers, wholesalers, pharmacies, members and consumers;
•federal and state legislative proposals and/or regulatory activity that could adversely affect pharmacy benefit industry practices, including the management and breadth of provider networks; the regulation of the development and use of drug formularies and/or maximum allowable cost list pricing; and regulations or regulatory activity increasing the regulation of prescription drug pricing, imposing additional rights to access to drugs for individuals enrolled in healthcare benefit plans or reducing the cost of such drugs to those individuals, imposing requirements relating to the receipt or required disclosure of rebates from pharmaceutical manufacturers, and restricting the use of average wholesale prices;
•laws that regulate debt collection practices;
•a provision of the Social Security Act that imposes civil and criminal penalties on healthcare providers who fail to disclose or refund known overpayments; and federal and state laws that prohibit providers from billing and receiving payment from Medicare and Medicaid for services unless the services are medically necessary, adequately and accurately documented, and billed using codes that accurately reflect the type and level of services rendered;
•federal and state laws and policies that require healthcare providers to maintain licensure, certification or accreditation to enroll and participate in the Medicare and Medicaid programs, and to report certain changes in their operations to the agencies that administer these programs;
•federal and state laws governing the ways in which we communicate with members and market our services, including the Telephone Consumer Protection Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act;
•with respect to our non-U.S. operations, we are subject to regulation in the jurisdictions in which those operations are organized or in which we conduct business as well as U.S. laws that regulate the conduct and activities of U.S. based businesses operating abroad, such as the export controls laws or the FCPA, the latter of which prohibits offering, promising, providing or authorizing others to give anything of value to a foreign government official to obtain or retain business or otherwise secure a business advantage;
•with respect to the operations of our therapeutics affiliate, the extensive, complex, and evolving laws and regulations applicable to the operations of our therapeutics affiliate, primarily those of the U.S. Food and Drug Administration (the “FDA”); and
•federal law governing CMMI models, such as the DC Model, including a requirement under section 1115A of the Social Security Act for CMMI to modify or terminate the design or implementation of a model if it is determined that it is not expected to achieve the aims of the statute to improve the quality of care without increasing Medicare spending, to reduce Medicare spending without reducing the quality of care, or to improve the quality of care and reduce spending.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to scrutiny or challenge under one or more of such laws. Also, it is possible that some of our business activities, such as participation in the DC Model, could discontinue.

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
_____________
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Clover Health Investments, Corp.

Date: August 11, 2021	By:	/s/ Vivek Garipalli
Vivek Garipalli
Chief Executive Officer

Date: August 11, 2021	By:	/s/ Joseph Wagner
Joseph Wagner Chief Financial Officer and Principal Accounting Officer