Form 10-Q
period 2021-09-30
CLOVER HEALTH INVESTMENTS, CORP. /DE
filed 2021-11-09
CIK 1801170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File Number: 001-39252
________________________________________
Clover Health Investments, Corp.
(Exact Name of Registrant as Specified in its Charter)
________________________________________

Delaware	98-1515192
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3401 Mallory Lane, Suite 210 Franklin, Tennessee	37067
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (201) 432-2133

725 Cool Springs Boulevard, Suite 320 Franklin, Tennessee	37067
(Former address of executive offices)	(Zip Code)
________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	CLOV	The NASDAQ Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of November 2, 2021, the registrant had 278,308,964 shares of Class A Common Stock, $0.0001 par value per share, and 142,283,462 shares of Class B Common Stock, $0.0001 par value per share, issued and outstanding.

1

Table of Contents

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at September 30, 2021 (Unaudited), and December 31, 2020	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the three and nine months ended September 30, 2021 and 2020	3
	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited) for the three and nine months ended September 30, 2021 and 2020	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2021 and 2020	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	53
Item 4.	Controls and Procedures	54

PART II.	OTHER INFORMATION	54

Item 1.	Legal Proceedings	54
Item 1A.	Risk Factors	55
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	92
Item 3.	Defaults Upon Senior Securities	92
Item 4.	Mine Safety Disclosures	92
Item 5.	Other Information	92
Item 6.	Exhibits	93
Signatures		94

As used in this report, “Corporation,” “Company,” “Clover Health,” “we,” “us,” “our” and similar terms refer to Clover Health Investments, Corp. and its consolidated subsidiaries, unless otherwise noted or the context otherwise requires.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this document other than statements of historical fact, including statements regarding our future results of operations, financial position, market size and opportunity, our business strategy and plans, the factors affecting our performance and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “can,” “expect,” “project,” “outlook,” “forecast,” “objective,” “plan,” “potential,” “seek,” “grow,” “target,” “if,” and the negative or plural of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors” in this document and the risk factors described in our other filings with the Securities and Exchange Commission (the “SEC”). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this document may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements contained in this document involve a number of judgments, risks and uncertainties, including, without limitation, risks related to:

•our expectations regarding results of operations, financial condition and cash flows;
•our expectations regarding the development and expansion of our Medicare Advantage and Direct Contracting businesses;
•our ability to successfully enter new service markets and manage our operations;
•anticipated trends and challenges in our business and in the markets in which we operate;
•our ability to expand our beneficiary base and provider network;
•our ability to increase adoption and use of the Clover Assistant;
•the anticipated benefits associated with the use of the Clover Assistant platform, including our ability to utilize the platform to manage our medical care ratios;
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
•any current, pending or future legislation, regulations or policies that could have a negative effect on our revenue and businesses, including rules, regulations and policies relating to healthcare and Medicare;
•our ability to maintain or improve our Star Ratings or otherwise continue to improve the financial performance of our business;
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

You should read this document with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect. This document contains estimates, projections and other information concerning our industry, our business and the markets for our products. We obtained the industry, market and similar data set forth in this document from our own internal estimates and research and from industry research, publications, surveys and studies conducted by third parties, including governmental agencies. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. While we believe that the data we use are reliable, we have not separately verified these data. You are cautioned not to give undue weight to any such information, projections and estimates.

As a result of a number of known and unknown risks and uncertainties, including without limitation, the important factors described in the “Risk Factors” section in this document, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements.

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

Channels for Disclosure of Information

Investors and others should note that we routinely announce material information to investors and the marketplace using filings with the SEC, press releases, public conference calls, presentations, webcasts and our investor relations website. We also intend to use certain social media channels as a means of disclosing information about the Company and our products to our customers, investors and the public, including @Clover_Health and #CloverHealth on Twitter, and the LinkedIn account of our President and Chief Technology Officer, Andrew Toy. The information posted on social media channels is not incorporated by reference in this report or in any other report or document we file with the SEC. While not all of the information that we post to our investor relations website or to social media accounts is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media, and others interested in the Company to review the information that we share at the “Investors” link located at the bottom of our webpage at https://investors.cloverhealth.com/investor-relations and to sign up for and regularly follow our social media accounts. Users may automatically receive email alerts and other information about the Company when enrolling an email address by visiting “Email Alerts” in the “Investor Resources” section of our website at https://investors.cloverhealth.com/investor-relations.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	September 30, 2021 (Unaudited)	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$202,264	$92,348
Short-term investments	218,390	4,098
Investment securities, available-for sale (Amortized cost: 2021: $21,139; 2020: $0)	21,142	—
Investment securities, held-to-maturity (Fair value: 2021: $308; 2020: $266)	305	265
Accrued retrospective premiums	30,184	34,829
Other receivables	21,127	11,368
Healthcare receivable	34,656	38,745
Surety bonds and deposits	13,165	—
Prepaid expenses	12,177	7,830
Other assets, current	5,871	299
Total current assets	559,281	189,782
Direct Contracting performance year receivable	220,738	—
Investment securities, available-for sale (Amortized cost: 2021: $146,796; 2020: $53,953)	146,183	53,963
Investment securities, held-to-maturity (Fair value: 2021: $419; 2020: $471)	390	429
Property and equipment, net	2,172	2,078
Operating lease right-of-use assets	5,828	7,882
Goodwill and other intangible assets	4,233	4,233
Other assets, non-current	13,653	8,885
Total assets	$952,478	$267,252

The accompanying notes are an integral part of these condensed consolidated financial statements

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	September 30, 2021 (Unaudited)	December 31, 2020
Liabilities, Convertible Preferred Stock and Stockholders' Equity
Liabilities
Current liabilities
Unpaid claims	$140,210	$103,976
Accounts payable and accrued expenses	24,208	30,671
Accrued salaries and benefits	13,436	3,978
Operating lease liabilities	3,729	4,795
Current portion of notes and securities payable	—	20,803
Premium deficiency reserve	48,661	—
Other liabilities, current	5	5
Total current liabilities	230,249	164,228
Direct Contracting performance year obligation	244,599	—
Notes and securities payable, net of discounts and deferred issuance costs	19,929	106,413
Derivative liabilities	—	44,810
Warrants payable	—	97,782
Long-term operating lease liabilities	4,818	6,349
Other liabilities, non-current	40,593	13,116
Total liabilities	540,188	432,698
Commitments and Contingencies (Note 18)
Convertible Preferred stock (Series Seed A, A-1, B, C, and D), $0.0001 par value; 0 and 155,387,025 shares authorized as of September 30, 2021, and December 31, 2020, respectively; 0 and 139,444,346 shares issued and outstanding as of September 30, 2021, and December 31, 2020, respectively; aggregate liquidation preference of $0 and $470,256 as of September 30, 2021, and December 31, 2020, respectively (1)	—	447,747
Stockholders' equity
Class A Common Stock, $0.0001 par value; 2,500,000,000 and 0 shares authorized as of September 30, 2021, and December 31, 2020, respectively; 278,308,964 and 0 issued and outstanding as of September 30, 2021, and December 31, 2020, respectively	28	—
Class B Common Stock, $0.0001 par value; 500,000,000 and 351,572,668 shares authorized; 142,318,711 and 89,206,266 issued and outstanding as of September 30, 2021, and December 31, 2020, respectively (1)	14	9
Additional paid-in capital	1,838,639	411,867
Accumulated other comprehensive (loss) income	(610)	10
Accumulated deficit	(1,429,537)	(1,028,982)
Less: Treasury stock, at cost; 14,730 and 0 shares held as of September 30, 2021, and December 31, 2020, respectively	(147)	—
Clover stockholders’ equity (deficit)	408,387	(617,096)
Noncontrolling interest	3,903	3,903
Total stockholders' equity (deficit)	412,290	(613,193)
Total liabilities, convertible preferred stock and stockholders' equity	$952,478	$267,252
(1) Prior period results have been adjusted to reflect the exchange of Legacy Clover's common stock for Clover Class B Common Stock at an exchange ratio of approximately 2.0681 in January 2021 as a result of the Business Combination. See Note 3 (Business Combination) for additional information.

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
(Dollars in thousands, except per share and share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Premiums earned, net (Net of ceded premiums of $120 and $126 for the three months ended September 30, 2021 and 2020, respectively; net of ceded premiums of $370 and $383 for the nine months ended September 30, 2021 and 2020, respectively)	$203,657	$167,075	$598,390	$501,100
Direct Contracting revenue	222,647	—	439,020	—
Other income	859	1,994	2,550	5,555
Total revenues	427,163	169,069	1,039,960	506,655

Operating expenses:
Net medical claims incurred	436,422	144,846	1,109,375	410,540
Salaries and benefits	73,364	16,628	201,555	57,339
General and administrative expenses	45,749	29,847	129,983	79,798
Premium deficiency reserve expense (benefit)	20,761	(772)	48,661	(16,357)
Depreciation and amortization	120	138	398	413
Other expense	—	—	191	—
Total operating expenses	576,416	190,687	1,490,163	531,733
Loss from operations	(149,253)	(21,618)	(450,203)	(25,078)

Change in fair value of warrants payable	(115,152)	20,029	(66,146)	31,903
Interest expense	413	9,268	2,817	25,560
Amortization of notes and securities discounts	13	4,408	13,681	14,935
Gain on derivative	—	(68,081)	—	(87,475)
Net (loss) income	$(34,527)	$12,758	$(400,555)	$(10,001)

Per share data:
Net (loss) income per share attributable to common stockholders – basic (1)	$(0.08)	$0.06	$(0.98)	$(0.11)
Net (loss) income per share attributable to common stockholders – diluted (1)	(0.08)	0.02	(0.98)	(0.11)
Weighted average number of common shares outstanding
Basic weighted average number of common shares and common share equivalents outstanding (1)	414,572,706	88,863,244	410,417,493	88,616,116
Diluted weighted average number of common shares and common share equivalents outstanding (1)	414,572,706	248,133,335	410,417,493	88,616,116

Unrealized (loss) gain on available-for-sale investments	$(197)	$(611)	$(620)	$718
Comprehensive (loss) income	$(34,724)	$12,147	$(401,175)	$(9,283)
(1) Prior period results have been adjusted to reflect the exchange of Legacy Clover's common stock for Clover Class B Common Stock at an exchange ratio of approximately 2.0681 in January 2021 as a result of the Business Combination. See Note 3 (Business Combination) for additional information. Because the Corporation had a net loss during the three and nine months ended September 30, 2021, and a net loss during the nine months ended September 30, 2020, the Corporation’s potentially dilutive securities, which include stock options, restricted stock, preferred stock and warrants to purchase shares of common stock and preferred stock, have been excluded from the computation of diluted net loss per share, as the effect would be anti-dilutive.
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited)
(Dollars in thousands, except share amounts)

	Convertible Preferred stock		Class A Common Stock		Class B Common Stock		Additional paid-in capital	Accumulated deficit	Treasury Stock	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total stockholders' equity (deficit)
	Shares (1)	Amount	Shares	Amount	Shares (1)	Amount
Balance, June 30, 2020	139,444,346	$447,747	—	$—	88,786,712	$9	$407,115	$(914,392)	$—	$1,375	$3,903	$(501,990)
Stock issuance for exercise of stock options, net of early exercise liability	—	—	—	—	240,998	—	329	—	—	—	—	329
Stock-based compensation	—	—	—	—	—	—	1,500	—	—	—	—	1,500
Unrealized holdings loss on investment securities, available-for-sale	—	—	—	—	—	—	—	—	—	(611)	—	(611)
Net income	—	—	—	—	—	—	—	12,758	—	—	—	12,758
Balance, September 30, 2020	139,444,346	$447,747	—	$—	89,027,710	$9	$408,944	$(901,634)	$—	$764	$3,903	$(488,014)
Balance, June 30, 2021	—	—	148,560,977	$15	259,744,474	$26	$1,706,334	$(1,395,010)	—	$(413)	$3,903	$314,855
Stock issuance for exercise of stock options, net of early exercise liability	—	—	2,893,802	—	—	—	3,830	—	—	—	—	3,830
Stock-based compensation	—	—	—	—	—	—	46,803	—	—	—	—	46,803
Vested restricted stock units	—	—	20,158	—	—	—	—	—	—	—	—	—
Unrealized holdings gain on investment securities, available-for-sale	—	—	—	—	—	—	—	—	—	(197)	—	(197)
Conversion from Class B Common Stock to Class A Common Stock	—	—	117,425,763	12	(117,425,763)	(12)	—	—	—	—	—	—
Issuance of common stock related to exercises of Public and Private Placement Warrants	—	—	9,408,264	1	—	—	81,672	—	—	—	—	81,673
Treasury stock acquired	—	—	—	—	—	—	—	—	(147)	—	—	(147)
Net loss	—	—	—	—	—	—	—	(34,527)	—	—	—	(34,527)
Balance, September 30, 2021	—	$—	278,308,964	$28	142,318,711	$14	$1,838,639	$(1,429,537)	$(147)	$(610)	$3,903	$412,290
(1) Prior period results have been adjusted to reflect the exchange of Legacy Clover's common stock for Clover Class B Common Stock at an exchange ratio of approximately 2.0681 in January 2021 as a result of the Business Combination. See Note 3 (Business Combination) for details.
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited)
(Dollars in thousands, except share amounts)

	Convertible Preferred stock		Class A Common Stock		Class B Common Stock		Additional paid-in capital	Accumulated deficit	Treasury Stock	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total stockholders' equity (deficit)
	Shares (1)	Amount	Shares	Amount	Shares (1)	Amount
Balance, December 31, 2019	139,444,346	$447,747	—	$—	88,279,119	$9	$403,041	$(891,633)	$—	$46	$—	$(488,537)
Stock issuance for exercise of stock options, net of early exercise liability	—	—	—	—	748,591	—	954	—	—	—	—	954
Stock-based compensation	—	—	—	—	—	—	4,949	—	—	—	—	4,949
Unrealized holdings gain on investment securities, available-for-sale	—	—	—	—	—	—	—	—	—	718	—	718
Interests issued	—	—	—	—	—	—	—	—	—	—	3,903	3,903
Net loss	—	—	—	—	—	—	—	(10,001)	—	—	—	(10,001)
Balance, September 30, 2020	139,444,346	$447,747	—	$—	89,027,710	$9	$408,944	$(901,634)	$—	$764	$3,903	$(488,014)
Balance, December 31, 2020	139,444,346	$447,747	—	$—	89,206,266	$9	$411,867	$(1,028,982)	—	$10	$3,903	$(613,193)
Stock issuance for exercise of stock options, net of early exercise liability	—	—	3,859,648	—	—	—	5,547	—	—	—	—	5,547
Stock-based compensation	—	—	—	—	—	—	132,542	—	—	—	—	132,542
Vested restricted stock units	—	—	20,158	—	—	—	—	—	—	—	—	—
Unrealized holdings loss on investment securities, available-for-sale	—	—	—	—	—	—	—	—	—	(620)	—	(620)
Preferred stock conversion	(139,444,346)	(447,747)	—	—	139,444,346	14	447,733	—	—	—	—	447,747
Issuance of common stock related to exercises of legacy warrants	—	—	—	—	7,205,490	1	97,781	—	—	—		97,782
Convertible debt conversion and other issuances	—	—	—	—	75,084,703	7	16,052	—	—	—	—	16,059
Issuance of common stock in connection with Business Combination and PIPE offering	—	—	146,373,904	15	(49,975,104)	(5)	666,232	—	—	—	—	666,242
Conversion from Class B Common Stock to Class A Common Stock	—	—	118,646,990	12	(118,646,990)	(12)	—	—	—	—	—	—
Capital contribution for extinguishment of debt	—	—	—	—	—	—	126,795	—	—	—	—	126,795
Acquisition of Public and Private Placement Warrants	—	—	—	—	—	—	(147,582)	—	—	—	—	(147,582)
Issuance of common stock related to exercises of Public and Private Placement Warrants	—	—	9,408,264	1	—	—	81,672	—	—	—	—	81,673
Treasury stock acquired	—	—	—	—	—	—	—	—	(147)	—	—	(147)
Net loss	—	—	—	—	—	—	—	(400,555)	—	—	—	(400,555)
Balance, September 30, 2021	—	$—	278,308,964	$28	142,318,711	$14	$1,838,639	$(1,429,537)	$(147)	$(610)	$3,903	$412,290
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

CLOVER HEALTH INVESTMENTS, CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(400,555)	$(10,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	398	413
Amortization of notes and securities discounts and debt issuance costs	13,681	14,935
Stock-based compensation expense	132,542	4,949
Paid-in-kind interest	—	18,769
Change in fair value of warrants payable and amortization of warrants	(66,146)	31,903
Change in derivative liabilities	—	(87,475)
Accretion, net of amortization	142	(307)
Net realized gains (losses) on available-for-sale securities	52	(421)
Changes in operating assets and liabilities:
Accrued retrospective premiums	4,645	(14,653)
Other receivables	(9,759)	(9,838)
Reinsurance recoverable	—	376
Performance year receivable	(220,738)	—
Surety bonds and deposits	(13,165)	—
Prepaid expenses	(4,347)	(6,296)
Other assets	(10,261)	496
Healthcare receivables	4,089	(8,506)
Operating lease right-of-use assets	2,636	2,437
Unpaid claims	36,234	15,729
Accounts payable and accrued expenses	1,386	5,937
Accrued salaries and benefits	9,458	662
Premium deficiency reserve	48,661	(16,356)
Other liabilities	27,477	1,414
Performance year obligation	244,599	—
Operating lease liabilities	(3,179)	(2,761)
Net cash used in operating activities	(202,150)	(58,594)
Cash flows from investing activities:
Purchases of short-term investments and available-for-sale securities	(705,598)	(152,248)
Proceeds from sales of short-term investments and available-for-sale securities	126,862	166,024
Proceeds from maturities of short-term investments and available-for-sale securities	250,265	56,701
Purchases of property and equipment	(485)	(630)
Net cash (used in) provided by investing activities	(328,956)	69,847
Cash flows from financing activities:
Proceeds from issuance of convertible notes	—	20,000
Deferred financing costs	—	(108)
Payment of notes payable principal	(30,925)	(13,868)
Issuance of common stock, net of early exercise liability	5,547	954
Proceeds from reverse recapitalization, net of transaction costs	666,242	—
Proceeds received for the exercise of Public and Private Warrants	390	—
Payment for the redemptions of Public Warrants	(85)	—
Treasury stock acquired	(147)	—
Acquisition of noncontrolling interest	—	3,903
Net cash provided by financing activities	641,022	10,881
Net increase in cash and cash equivalents	109,916	22,134
Cash and cash equivalents, beginning of period	92,348	67,598
Cash and cash equivalents, end of period	$202,264	$89,732
Supplemental cash flow disclosures
Cash paid during the period for interest	$—	$3,524
Supplemental disclosure of non-cash investing and financing activities
Conversion of preferred stock to common stock	$447,747	$—
Issuance of common stock related to convertible debt	16,059	—
Capital contribution for extinguishment of debt	126,795	—
Issuance of common stock related to warrants exercised	97,782	—
Acquisition of Public and Private Warrants	147,582	—
Issuance of common stock related to the exercise of Public and Private Warrants	81,283	—
Right-of-use assets obtained in exchange for lease liabilities	582	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization and Operations
Clover Health Investments, Corp. (collectively with its affiliates and subsidiaries, "Clover" or the "Corporation") is singularly focused on creating great, sustainable healthcare to improve every life. Clover has centered its strategy on building and deploying technology through its flagship software platform, the Clover Assistant, to help America’s seniors receive better care at lower costs.
Clover provides affordable, high-quality Medicare Advantage (MA) plans, including Preferred Provider Organization (PPO) and Health Maintenance Organization (HMO) plans, through its regulated insurance subsidiaries. The Corporation's regulated insurance subsidiaries consist of Clover Insurance Company and Clover HMO of New Jersey Inc., which operate the Corporation's PPO and HMO health plans, respectively. On April 1, 2021, the Corporation's subsidiary Clover Health Partners, LLC, began participating as a Direct Contracting Entity (DCE) in the Global and Professional Direct Contracting Model (DC Model) of the Centers for Medicare and Medicaid Services (CMS), an agency of the United States Department of Health and Human Services. Medical Service Professionals of NJ, LLC, houses Clover's employed physicians and the related support staff for Clover's in-home care program. Clover's administrative functions and insurance operations are primarily operated by its Clover Health, LLC and Clover Health Labs, LLC subsidiaries.
Clover's approach is to combine technology, data analytics, and preventive care to lower costs and increase the quality of health and life of Medicare beneficiaries. Clover's technology platform uses machine learning-powered systems to deliver data and insights to physicians at the point of care in order to improve outcomes for beneficiaries and drive down costs. Clover's MA plans generally provide access to a wide network of primary care providers, specialists, and hospitals, enabling its members to see any doctor participating in Medicare willing to accept them. Clover focuses on minimizing members' out-of-pocket costs and offers many plans that allow members to pay the same co-pays for primary care provider visits regardless of whether their physician is in- or out-of-network. Clover's DCE, which assumes full risk (i.e., 100.0% shared savings and shared losses) for the total cost of care of aligned Original Medicare beneficiaries (DCE Beneficiaries), focuses on its technology platform to enhance healthcare delivery, reduce expenditures, and improve care for DCE Beneficiaries.
Clover was originally incorporated as a Cayman Islands exempted company on October 18, 2019, as a special purpose acquisition company (SPAC) under the name Social Capital Hedosophia Holdings Corp. III (SCH). On October 5, 2020, SCH entered into a Merger Agreement (the "Merger Agreement") with Clover Health Investments, Inc., a corporation originally incorporated on July 17, 2014, in the state of Delaware (Legacy Clover). Pursuant to the Merger Agreement, and a favorable vote of SCH's stockholders on January 6, 2021, Asclepius Merger Sub Inc., a Delaware corporation and a newly formed, wholly owned subsidiary of SCH (Merger Sub), was merged with and into Legacy Clover. Upon consummation of the business combination, the separate corporate existence of Merger Sub ceased, the Corporation survived and merged with and into SCH, with SCH as the surviving corporation, and SCH was redomesticated as a Delaware corporation and renamed Clover Health Investments, Corp. (the "Business Combination"). The Business Combination was accounted for as a reverse recapitalization in accordance with generally accepted accounting principles in the United States (GAAP). Under the guidance in Accounting Standards Codification (ASC) 805, Legacy Clover is treated as the "acquirer" for financial reporting purposes. Legacy Clover is deemed the accounting predecessor of the combined business, and Clover, as the parent company of the combined business, is the successor SEC registrant, meaning that Legacy Clover's financial statements for previous periods are disclosed in periodic reports filed with the SEC. As a result of the Business Combination, there were simultaneous changes to Legacy Clover's convertible securities, warrants, and convertible preferred stock. See Note 9 (Notes and Securities Payable), Note 10 (Warrants Payable), and Note 14 (Convertible Preferred Stock) for additional information regarding these changes. See also Note 3 (Business Combination) for additional information related to the Business Combination.

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

Reclassifications

To conform to the current period presentation, prepaid expenses, which were previously included in other assets, current, are presented as a separate line item in the prior year’s Condensed Consolidated Balance Sheet. Certain amounts in the prior year period’s Condensed Consolidated Statement of Cash Flows have been reclassified to conform to the current year period’s presentation, primarily related to the amortization of warrants, amortization of debt issuance costs, and paid-in-kind interest. These reclassifications had no effect on the previously reported Consolidated Financial Statements.

Use of estimates
The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes.
The areas involving the most significant use of estimates are the amounts of incurred but not reported claims. Many factors can cause actual outcomes to deviate from these assumptions and estimates, such as changes in economic conditions, changes in government healthcare policy, advances in medical technology, changes in treatment patterns, and changes in average lifespan. Accordingly, the Corporation cannot determine with precision the ultimate amounts that it will pay for, or the timing of payment of actual claims, or whether the assets supporting the liabilities will grow to the level the Corporation assumes prior to payment of claims. If the Corporation's actual experience is different from its assumptions or estimates, the Corporation's reserves may prove inadequate. As a result, the Corporation would incur a charge to operations in the period in which it determines such a shortfall exists, which could have a material adverse effect on the Corporation's business, results of operations, and financial condition. Other areas involving significant estimates include risk adjustment provisions related to Medicare contracts and the valuation of the Corporation's investment securities, goodwill and other intangible assets, reinsurance, the premium deficiency reserve, warrants, the embedded derivative related to the convertible securities, stock-based compensation, recoveries from third parties for coordination of benefits, the Direct Contracting benchmark specifically cost trend and risk score estimates that can develop over time, and final determination of medical cost adjustment pools.
Performance guarantees

Certain of the Corporation’s arrangements with third-party providers require it to guarantee the performance of its care network to CMS. As a result of the Corporation’s participation in the DC Model, the Corporation determined that it was making a performance guarantee with respect to providers of DCE Beneficiaries that should be recognized in the financial statements. Accordingly, a liability for the performance guarantee was recorded on the Condensed Consolidated Balance Sheet. Each month, as the performance guarantee is fulfilled, the guarantee is amortized on a straight-line basis for the amount that represents the completed performance. With respect to each performance year in which the DCE is a participant, the final consideration due to the DCE by CMS (shared savings) or the consideration due to CMS by the DCE (shared loss) is reconciled in the subsequent years following the performance year. The shared savings or loss is measured periodically and will be applied to the Direct Contracting performance obligation if the Corporation is in a probable loss position. Direct Contracting revenue is also known in the DC Model as CMS’s performance year expenditures and is the primary component used to calculate shared savings or shared loss versus the performance year benchmark. Direct Contracting revenue is representative of CMS’s total expenditures incurred for medical services provided on behalf of DCE Beneficiaries during months in which those beneficiaries were alignment-eligible and aligned to the DCE. Direct Contracting revenue is calculated by taking the sum of the capitation payments made to the Corporation for services within the scope of the Corporation’s capitation arrangement and fee-for-service (FFS) payments made to providers directly from CMS.
Capitalized software development costs - cloud computing arrangements
The Corporation's cloud computing arrangements mostly comprise hosting arrangements which are service contracts, whereby the Corporation gains remote access to use enterprise software hosted by the vendor or another third party on an as-needed basis for a period of time in exchange for a subscription fee. Implementation costs for cloud computing arrangements are capitalized if certain criteria are met and consist of internal and external costs directly attributable to developing and configuring cloud computing software for its intended use. These capitalized implementation costs are presented in the Condensed Consolidated Balance Sheets in other assets, and are generally amortized over the fixed, non-cancelable term of the associated hosting arrangement on a straight-line basis.

Deferred acquisition costs
Acquisition costs directly related to the successful acquisition of new business, which is primarily made up of commissions costs, are deferred and subsequently amortized. Deferred acquisition costs are recorded as other assets on the Condensed Consolidated Balance Sheet and are amortized over the estimated life of the related contracts. The amortization of deferred acquisition costs is recorded in general and administrative expenses in the Condensed Consolidated Statement of Operations and Comprehensive Loss. As of

September 30, 2021, there were no deferred acquisition costs as a result of the acceleration of amortization for deferred acquisition costs due to the recognition of a premium deficiency reserve during the three and nine months ended September 30, 2021. For the three and nine months ended September 30, 2021, amortization expense of deferred acquisition costs of $1.1 million and $9.6 million, respectively, were recognized in general and administrative expenses. There was no amortization expense of deferred acquisition costs for the three and nine months ended September 30, 2020.
COVID-19
The societal and economic impact of the novel coronavirus (COVID-19) pandemic is continuing to evolve, and the ultimate impact on the Corporation’s business, results of operations, financial condition, and cash flows is uncertain and difficult to predict. The global pandemic has severely impacted businesses worldwide, including many in the health insurance sector. In response to the pandemic, the Corporation has implemented additional steps related to its care delivery, member support, and internal policies and operations.
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
Cloud computing arrangements
In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other (Topic 350) – Internal Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This update changes the accounting guidance for cloud computing arrangements. If a cloud computing arrangement includes a license to internal-use software, the software license is accounted for by the customer by recognizing an asset for the software license and, to the extent that the payments attributable to the software license are made over time, recognizing a corresponding liability. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract and should expense any fees associated with the hosting element (service) of the arrangement as incurred. ASU 2018-15 is effective for nonpublic entities for fiscal years beginning after December 15, 2020, with early adoption permitted. The Corporation adopted ASU 2018-15 on January 1, 2021, on a prospective basis. The Corporation's cloud computing arrangements relate to the set-up of various platforms, including but not limited to clinical data repositories and other system integrations. The capitalized implementation costs are presented in the Condensed Consolidated Balance Sheet in other assets, current and are amortized on a straight-line basis over the term of the underlying cloud computing hosting contract, which is the noncancelable term of the arrangement plus any reasonably certain renewal periods. As of September 30, 2021, $5.0 million was recorded in other assets, current, as deferred implementation costs. For both the three and nine months ended September 30, 2021, amortization expense associated with the Corporation’s cloud computing arrangements was $0.2 million. No impairment was recognized during the three and nine months ended September 30, 2021, as there were no events or changes in circumstances to indicate that the carrying amount of the Corporation's cloud computing arrangements may not be recoverable.

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

3. Business Combination
On October 5, 2020, Legacy Clover entered into a Merger Agreement with SCH, a SPAC, and Merger Sub. On January 7, 2021, as contemplated by the Merger Agreement and following approval by SCH's shareholders at an extraordinary general meeting held January 6, 2021 (the "Special Meeting"):
•SCH filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which SCH was domesticated and continued as a Delaware corporation (the "Domestication"); and
•Merger Sub merged with and into Legacy Clover, the separate corporate existence of Merger Sub ceased and Legacy Clover became the surviving corporation and a wholly owned subsidiary of SCH (the "First Merger") and Legacy Clover merged with and into SCH, the separate corporate existence of Legacy Clover ceased and SCH became the surviving corporation, changing its name to "Clover Health Investments, Corp." (together with the First Merger, the "Mergers," and collectively with the Domestication, the “Business Combination”).

As a result of the Mergers, among other things, (i) all outstanding shares of common stock of Legacy Clover immediately prior to the effective time of the First Merger were canceled in exchange for the right to receive, at the election of the holders thereof (except with respect to the shares held by entities controlled by Vivek Garipalli and the holders of convertible securities previously issued by Legacy Clover to certain holders who received only shares of Class B Common Stock, par value $0.0001 per share, of Clover (Class B Common Stock), which are entitled to 10 votes per share, an amount in cash, shares of Class B Common Stock, or a combination thereof, as adjusted in accordance with the Merger Agreement, which equaled in the aggregate $499.8 million in cash and 260,965,701 shares of Class B Common Stock (at a deemed value of $10.00 per share); (ii) shares of Legacy Clover held by entities controlled by Vivek Garipalli and the holders of the convertible securities immediately prior to the effective time of the First Merger were canceled in exchange for the right to receive shares of Class B Common Stock based on an Exchange Ratio (as defined in the Merger Agreement) of approximately 2.0681; and (iii) all shares of common stock of Legacy Clover reserved in respect of Legacy Clover stock options and restricted stock units outstanding as of immediately prior to the effective time of the First Merger, were converted, based on the Exchange Ratio, into awards based on shares of Class B Common Stock. The consideration that a Clover stockholder received was subject to pro rata adjustment depending on the election made by such stockholder, if any, in accordance with the terms of the Merger Agreement. The pro rata adjustments were made based on an Actual Cash/Stock Ratio (as defined in the Merger Agreement) of 32.3%.
In connection with the consummation of the Business Combination (the "Closing"), (i) each issued and outstanding Class A ordinary share, par value $0.0001 per share, of SCH (SCH Class A ordinary shares) converted automatically, on a one-for-one basis, into a share of Class A Common Stock, par value $0.0001 per share, of Clover (the "Class A Common Stock," and together with the Class B Common Stock, the "Common Stock"), which will be entitled to one vote per share, (ii) each of the issued and outstanding Class B ordinary shares, par value $0.0001 per share, of SCH, converted automatically, on a one-for-one basis, into a share of Class A Common Stock, (iii) each issued and outstanding warrant of SCH converted automatically into a warrant to acquire one share of Class A Common Stock (Warrant), pursuant to the Warrant Agreement, dated April 21, 2020, between SCH and Continental Stock Transfer & Trust Company, as warrant agent, and (iv) each issued and outstanding unit of SCH (SCH unit) that had not been previously separated into the underlying Class A ordinary share and underlying warrant of SCH upon the request of the holder thereof, was canceled and the holder thereof is entitled to one share of Class A Common Stock and one-third of one Warrant. As of January 7, 2021, there were public warrants outstanding to purchase an aggregate of 27,599,938 shares of Class A Common Stock (the "Public Warrants") and private placement warrants outstanding to purchase an aggregate of 10,933,333 shares of Class A Common Stock (the "Private Placement Warrants" and, together with the Public Warrants, the “Warrants”). Each whole Warrant entitled the registered holder to purchase one whole share of Class A Common Stock at a price of $11.50 per share, subject to adjustment at any time commencing on April 24, 2021, which is 12 months from the closing of SCH's initial public offering.
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
The Corporation is authorized to issue 25,000,000 shares of preferred stock having a par value of $0.0001 per share, and the Corporation's board of directors has the authority to determine the rights, preferences, privileges, and restrictions, including voting rights, of those shares. As of September 30, 2021, there were no shares of preferred stock issued and outstanding.
The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP. Under the guidance in ASC 805, Legacy Clover is treated as the "acquirer" for financial reporting purposes. As such, Legacy Clover is deemed the accounting predecessor of the combined business, and Clover, as the parent company of the combined business, is the successor SEC registrant, meaning that Legacy Clover's financial statements for previous periods are disclosed in the Corporation’s periodic reports filed with the SEC. The Business Combination will have a significant impact on the Corporation's future reported financial position and results as a consequence of the reverse recapitalization. The most significant change in Clover's future reported financial position and results is an estimated net increase in cash (as compared to the Corporation's consolidated balance sheet at December 31, 2020) of approximately $670.0 million. The redemption included approximately $400.0 million in proceeds from the PIPE Investment that was consummated substantially simultaneously with the Business Combination, offset by additional transaction costs incurred in connection with the Business Combination. The estimated transaction costs for the Business Combination were approximately $61.0 million, of which $29.0 million represents deferred underwriter fees related to SCH's initial public offering.
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

4. Investment Securities
The following tables present amortized cost and fair values of investments as of September 30, 2021, and December 31, 2020, respectively:

September 30, 2021	Amortized cost	Accumulated unrealized gains	Accumulated unrealized losses	Fair value
	(in thousands)
Investment securities, held-to-maturity
U.S. government and government agencies and authorities	$695	$42	$(10)	$727
Investment securities, available-for-sale
U.S. government and government agencies and authorities	167,935	37	(647)	167,325
Total investment securities	$168,630	$79	$(657)	$168,052

December 31, 2020	Amortized cost	Accumulated unrealized gains	Accumulated unrealized losses	Fair value
	(in thousands)
Investment securities, held-to-maturity
U.S. government and government agencies and authorities	$694	$43	$—	$737
Investment securities, available-for-sale
U.S. government and government agencies and authorities	53,953	51	(41)	53,963
Total investment securities	$54,647	$94	$(41)	$54,700
The following table presents the amortized cost and fair value of debt securities as of September 30, 2021, by contractual maturity:

September 30, 2021	Held-to-maturity		Available-for-sale
	Amortized cost	Fair value	Amortized cost	Fair value
	(in thousands)
Due within one year	$305	$308	$21,139	$21,142
Due after one year through five years	15	16	141,835	141,352
Due after five years through ten years	265	256	4,961	4,831
Due after ten years	110	147	—	—
Total	$695	$727	$167,935	$167,325
For the three and nine months ended September 30, 2021 and 2020, respectively, net investment income, which is included within other income in the Condensed Consolidated Statements of Operations and Comprehensive Loss, was derived from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Cash and cash equivalents	$—	$1	$—	$108
Short-term investments	62	519	139	1,141
Investment securities	117	303	201	977
Investment income, net	$179	$823	$340	$2,226
Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at September 30, 2021:

September 30, 2021	Less than 12 months		Greater than 12 months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands, except number of positions)
U.S. government and government agencies	$—	$—	$71,620	$(657)	$71,620	$(657)
Total	$—	$—	$71,620	$(657)	$71,620	$(657)
Number of positions	—		14		14
As of September 30, 2021, all securities were investment grade, with credit ratings of AA+ or higher by S&P. Unrealized losses on investment grade securities are principally related to changes in interest rates or changes in issuer or sector related credit spreads since the securities were acquired. The gross unrealized investment losses as of September 30, 2021, were deemed to be temporary, based on, among other things:
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
Proceeds from sales and maturities of investment securities, inclusive of short-term investments, and related gross realized gains (losses) which are included within other income in the Condensed Consolidated Statements of Operations and Comprehensive Loss, were as follows for the three and nine months ended September 30, 2021 and 2020, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Proceeds from sales of investment securities	$89,997	$71,049	$126,862	$166,024
Proceeds from maturities of investment securities	50,000	9,600	250,265	56,701
Gross realized gains	7	504	24	540
Gross realized losses	—	—	(77)	—
Net realized gains (losses)	$7	$504	$(53)	$540
As of September 30, 2021, and December 31, 2020, the Corporation had $11.2 million and $7.5 million, respectively, in deposits with various states and regulatory bodies that are included as part of the Corporation's investment balances.

5. Fair Value Measurements
The following table presents a summary of fair value measurements for financial instruments as of September 30, 2021, and December 31, 2020, respectively:

September 30, 2021	Level 1	Level 2	Level 3	Total fair value
	(in thousands)
U.S. government and government agencies	$—	$167,325	$—	$167,325
Total assets at fair value	$—	$167,325	$—	$167,325

December 31, 2020	Level 1	Level 2	Level 3	Total fair value
	(in thousands)
U.S. government and government agencies	$—	$53,963	$—	$53,963
Total assets at fair value	$—	$53,963	$—	$53,963
Derivative liabilities	$—	$—	$44,810	$44,810
Warrants payable	—	—	97,782	97,782
Total liabilities at fair value	$—	$—	$142,592	$142,592
See Note 9 (Notes and Securities Payable), Note 10 (Warrants Payable), and Note 11 (Derivative Liabilities) for additional information regarding liabilities.

The fair value of the convertible securities was based on Level 3 inputs, which were unobservable and reflect management’s best estimate of what market participants would use when pricing the asset or liability, including assumptions about risk. There was no fair value associated with convertible securities at September 30, 2021, due to the conversion of the securities to shares of the Corporation’s common stock due to the completion of the Business Combination, and the estimated fair value of convertible securities was $949.6 million at December 31, 2020. The estimated fair value of the convertible securities and derivative liabilities at December 31, 2020, was calculated as the product of (i) the number of conversion shares at the valuation date and (ii) the marketable value per common share at the valuation date.
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

There were no changes in balances of Level 3 financial liabilities during the three months ended September 30, 2021. The changes in balances of Level 3 financial liabilities during the three months ended September 30, 2020, and the nine months ended September 30, 2021 and 2020, respectively, are as follows:

	Convertible securities	Derivative liabilities	Warrants payable	Total
	(in thousands)
Balance, June 30, 2020	$285,166	$119,167	$29,424	$433,757
Issuances	—	—	—	—
Settlements	—	—	—	—
Transfers in	—	—	—	—
Transfers out	—	—	—	—
Total realized losses (gains)	95,477	(68,081)	19,978	47,374
Balance, September 30, 2020	$380,643	$51,086	$49,402	$481,131

	Convertible securities	Derivative liabilities	Warrants payable	Total
(in thousands)
Balance, December 31, 2020	$949,553	$44,810	$97,782	$1,092,145
Issuances	—	—	—	—
Settlements	(949,553)	(44,810)	(97,782)	(1,092,145)
Transfers in	—	—	—	—
Transfers out	—	—	—	—
Total realized losses (gains)	—	—	—	—
Balance, September 30, 2021	$—	$—	$—	$—

	Convertible securities	Derivative liabilities	Warrants payable	Total
	(in thousands)
Balance, December 31, 2019	$251,885	$138,561	$17,672	$408,118
Issuances	—	—	—	—
Settlements	—	—	—	—
Transfers in	—	—	—	—
Transfers out	—	—	—	—
Total realized losses (gains)	128,758	(87,475)	31,730	73,013
Balance, September 30, 2020	$380,643	$51,086	$49,402	$481,131

In addition to the Level 3 financial liabilities in the table above, on September 25, 2020, Seek Insurance Services, Inc. (Seek), a field marketing organization and an indirect wholly-owned subsidiary of the Corporation, entered into a note purchase agreement with a third-party investor and issued a note (the “Seek Convertible Note”) in the principal amount of $20.0 million. For additional information, see Note 9 (Notes and Securities Payable). As of September 30, 2021, and December 31, 2020, both the carrying values, which includes accrued interest, and the fair values of the 2020 Convertible Note were $21.6 million and $20.4 million, respectively, and these were considered Level 3 financial liabilities.
There were no transfers in or out of Level 3 financial assets or liabilities for the three and nine months ended September 30, 2021 or 2020.
Warrants
The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrants payable on the Consolidated Balance Sheet. The warrant liabilities were measured at fair value at inception and measured on a recurring basis, with changes in fair value presented within change in fair value of warrants payable in the Consolidated Statement of Operations and Comprehensive Loss. On July 22, 2021, the Company issued a press release stating that it would redeem all of its Warrants. The end of the redemption period was September 9, 2021, at which time the Corporation redeemed all unexercised Warrants at a price of $0.10 per warrant. As of September 30, 2021, no Warrants were outstanding. For additional information, please see Note 10 (Warrants Payable).

Liability Measurement
The Warrants were measured at fair value on a recurring basis. The Corporation classified the Warrants as a liability due to certain settlement terms and provisions related to certain tender offers and indexation characteristics following the Business Combination and accounted for them as liability instruments in accordance with ASC 815, adjusting the fair value at the end of each reporting period. Additionally, the Corporation determined that the Public Warrants were classified within Level 1 of the fair value hierarchy as the fair value was equal to the publicly traded price of the Public Warrants, and the Private Placement Warrants were classified within Level 2 of the fair value hierarchy as the fair value was estimated using the price of the Public Warrants. In connection with the redemption, effective August 24, 2021, the Public Warrants were delisted and classified within Level 2 of the fair value hierarchy as the fair value of the Public Warrants was based on proportional changes in the price of the Corporation’s common stock. There were no Private Warrants outstanding at August 24, 2021. See Note 10 (Warrants Payable) for additional information on the exercises and redemption of Warrants.
The following table presents the changes in the fair value of warrants payable:

September 30, 2021	Public and Private Placement Warrants
(in thousands)
Initial measurement, January 7, 2021	$147,582
Mark-to-market adjustment	(66,214)
Warrants exercised	(81,283)
Warrants redeemed	(85)
Warrants payable balance, September 30, 2021	$—

6. Healthcare Receivables
Included within healthcare receivables are pharmaceutical rebates which are accrued as they are earned and estimated based on contracted rebate rates, eligible amounts submitted to the manufacturers by the Corporation's pharmacy manager, pharmacy utilization volume and historical collection patterns. As of September 30, 2021, and December 31, 2020, the Corporation recognized rebate receivables of approximately $30.2 million and $26.6 million, respectively. In addition to pharmaceutical rebates, Medicare Part D settlement receivables, member premium receivables and other CMS receivables included in healthcare receivables totaled $4.5 million and $12.1 million at September 30, 2021, and December 31, 2020, respectively.

7. Related Party Transactions
Related party agreements
The Corporation has various contracts with IJKG Opco LLC (d/b/a CarePoint Health - Bayonne Medical Center), Hudson Hospital Opco LLC (d/b/a CarePoint Health - Christ Hospital) and Hoboken University Medical Center Opco LLC (d/b/a CarePoint Health - Hoboken University Medical Center), which collectively do business as the CarePoint Health System (CarePoint Health). CarePoint Health is ultimately held and controlled by Mr. Vivek Garipalli, the Chief Executive Officer and stockholder of the Corporation. The Corporation contracts with CarePoint Health for the provision of inpatient and hospital-based outpatient services. Expenses and fees incurred related to these contracts, recorded in net medical claims incurred, were $1.7 million and $1.9 million for the three months ended September 30, 2021 and 2020, respectively, and $9.2 million and $5.3 million for the nine months ended September 30, 2021 and 2020, respectively.
The Corporation has contracted with Rogue Trading, LLC (Rogue), a marketing services provider. The Corporation’s President and Chief Technology Officer, Andrew Toy, is related to the Chief Executive Officer of Rogue. Expenses and fees related to these contracts were immaterial and $0.3 million for the three and nine months ended September 30, 2021, respectively. Expenses and fees related to these contracts were $0.1 million for the three and nine months ended September 30, 2020.
The Corporation has a contract with Medical Records Exchange, LLC (d/b/a ChartFast) pursuant to which we receive administrative services related to medical records via ChartFast’s electronic applications and web portal platform. ChartFast is ultimately owned and controlled by Mr. Garipalli. Expenses and fees incurred related to this agreement were $0.1 million for the three and nine months ended September 30, 2021, and $0.1 million for the three and nine months ended September 30, 2020.
On July 2, 2021, the Corporation signed a contract with Thyme Care, Inc. (Thyme Care), an oncology benefit management company, through which Thyme Care will provide concierge cancer coordination services to the Corporation’s Medicare Advantage members in New Jersey and develop a provider network to help ensure member access to high-value oncology care. Mr. Garipalli is a member of Thyme Care’s board of directors.
Securities payable to related parties
The Corporation has entered into various securities payable with certain related parties as further discussed in Note 9 (Notes and Securities Payable).

8. Unpaid Claims
Activity in the liability for unpaid claims, including claims adjustment expenses, for the nine months ended September 30, 2021 and 2020, is summarized as follows:

Nine Months Ended September 30,	2021	2020
	(in thousands)
Gross and net balance, beginning of period	$103,976	$77,886
Incurred related to:
Current year	1,092,280	425,941
Prior years	17,095	(15,401)
Total incurred	1,109,375	410,540
Paid related to:
Current year	963,779	339,252
Prior years	109,362	55,559
Total paid	1,073,141	394,811
Gross and net balance, end of period	$140,210	$93,615
Unpaid claims as of September 30, 2021, were $140.2 million. During the nine months ended September 30, 2021, $109.4 million was paid for incurred claims attributable to insured events of prior years. An unfavorable development of $17.1 million was recognized during the nine months ended September 30, 2021, resulting from the Corporation's claims experience, likely due to provider administrative challenges related to the COVID-19 pandemic. A favorable development of $15.4 million was recognized during the nine months ended September 30, 2020, resulting from the actualization of fee-for-service claims. Original estimates are increased or decreased, as additional information becomes known regarding individual claims. The ratio of current year medical claims paid as a percentage of current year net medical claims incurred was 88.2% for the nine months ended September 30, 2021, and 79.6% for the nine months ended September 30, 2020. This ratio serves as an indicator of claims processing speed, indicating that claims were processed at a faster rate during the nine months ended September 30, 2021, than during the nine months ended September 30, 2020. Beginning in second quarter 2021, the Corporation began participating in the DC Model, which accounted for approximately 42.4% of the Corporation’s total incurred claims as of September 30, 2021.
The Corporation uses a variety of standard actuarial techniques to establish unpaid claims reserves. Management estimates are supported by the Corporation's actuarial analysis. The Corporation utilizes an internal actuarial team to review the adequacy of unpaid claim and unpaid claim adjustment expense. The estimation of claim costs is inherently difficult and requires significant judgment. The estimation has considerable inherent variability and can vary significantly depending upon several factors, including medical cost trends and claim payment patterns, general economic conditions and regulatory changes. The time value of money is not taken into account for the purposes of calculating the liability for unpaid claims. Management believes that the current reserves are adequate based on currently available information.

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

Convertible Securities
Pursuant to that certain Convertible Agreement, dated December 27, 2018, between the Corporation and certain qualified institutional buyers, including entities affiliated with the Corporation, for an aggregate principal amount of up to $500.0 million (the "Convertible Agreement"), the Corporation issued convertible securities during 2019 in multiple tranches. On October 5, 2020, the Corporation entered into the Merger Agreement with SCH and simultaneously amended the Convertible Agreement, pursuant to which the convertible securities of Legacy Clover converted into Class Z common stock in connection with the Business Combination. All Class Z common stock converted into Class B Common Stock as of the Closing. Additionally, the conversion incurred a 9.4% charge to account for dilution after the Business Combination to convert the securities as if they had been converted under the mandatory qualified public offering conversion. On January 7, 2021, the Business Combination was completed and the convertible securities were redeemed or converted into a total of 36,117,708 shares of Class Z common stock depending on whether each tranche's conversion price was a conversion or share-settled redemption feature as follows:
•Redemption: The February, March, and May 2019 tranches were redeemed for 34,806,921 shares of Class Z common stock pursuant to the share-settled redemption feature. The redemption of the convertible securities was accounted for as a debt extinguishment as they contained a beneficial conversion feature (BCF), and were redeemed prior to the stated maturity date. As the extinguishment date intrinsic value of the BCF was in excess of the fair value of the shares issued to settle the convertible securities, the full amount of the settlement consideration was treated as the price of reacquiring the BCF. As there was no remaining consideration available to allocate to the re-acquisition of the convertible securities, the extinguishment resulted in a gain equal to the full carrying value of the convertible securities of $126.8 million. This gain was treated as a capital contribution and was recorded as an increase in additional paid in capital as the convertible securities were issued to affiliates of the Corporation. The $126.8 million is comprised of: (a) the carrying value of the tranches of $74.6 million, (b) accrued interest of $7.4 million, and (c) the fair value of the embedded derivative of $44.8 million.
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
The carrying amount of the convertible securities was $76.5 million at December 31, 2020. The unamortized discount was $337.3 million at December 31, 2020. Amortization of the debt discount was approximately $14.9 million during the nine months ended September 30, 2020. Interest expense on the convertible securities was $22.0 million during the nine months ended 2020. The effective interest rate, inclusive of amortization of the discount and the contractual rate, was 90.3% during the nine months ended September 30, 2020. The results presented as of and for the nine months ended September 30, 2021, above, reflect the impact of the conversion of the convertible securities into common stock in connection with the Business Combination.
Seek Convertible Note
On September 25, 2020, Seek issued the Seek Convertible Note in the principal amount of $20.0 million. The note bears simple interest at an annual rate of 8.0% and matures on September 25, 2023, unless earlier accelerated, converted, or paid in full. The outstanding principal and any accrued but unpaid interest will become immediately due and payable at the election of the note holder upon the occurrence of any event of default as defined in the note. The outstanding principal and accrued but unpaid interest will convert into an equity interest in Seek if prior to maturity, repayment or conversion of the note: (1) the note holder elects to convert the note, (2) upon the closing of Seek's next equity financing; or (3) upon consummation of an initial public offering of Seek's common stock or a SPAC or reverse merger transaction with Seek.

The Corporation analyzed the embedded features for derivative accounting consideration and determined that the features are clearly and closely related to the debt host and do not require separate accounting as a derivative.
The carrying amount of the note was $19.9 million at both September 30, 2021, and December 31, 2020. The Corporation capitalized $0.1 million of issuance costs which are being amortized using the effective interest method over the term of the note. Unamortized debt issuance costs were $0.1 million at both September 30, 2021, and December 31, 2020. Amortization of the debt issuance costs and interest expense on the note was $0.4 million and $1.2 million during the three and nine months ended September 30, 2021, respectively. Amortization of the debt issuance costs and interest expense on the note was immaterial during the three and nine months ended September 30, 2020.
The effective interest rate was 8.2% during the three and nine months ended September 30, 2021, and during the three and nine months ended September 30, 2020.

10. Warrants Payable
Legacy Warrants

In conjunction with the Loan Facility, the Corporation issued warrants to purchase 1,266,284 shares of the Corporation's Series D preferred stock at an exercise price of $9.38 per share. On October 5, 2020, the Corporation entered into the Merger Agreement with SCH and simultaneously amended the warrants to be automatically exercisable for common stock in connection with the Business Combination. The warrants were accounted for as derivative instruments, and the initial fair value of approximately $1.2 million, which was calculated using a Black-Scholes based valuation model, was recorded as a discount to the carrying amount of the Loan Facility. This discount was being amortized using the effective interest method over the term of the Loan Facility. The warrants were recorded as liabilities and were being marked to market at each reporting period.
In September 2015, the Corporation issued warrants to purchase 2,100,000 shares of the Corporation's common stock at an exercise price of $1.04 per share. The warrants were also contingently exercisable for an additional 2,100,000 shares based proportionally on the aggregate principal amounts of additional notes borrowed by the Corporation.

Pursuant to the Merger Agreement, the Loan Facility warrants and the September 2015 warrants automatically converted into 3,484,154 shares of Legacy Clover common stock and, after giving effect to the Exchange Ratio converted into 7,205,490 shares of Class B Common Stock upon the closing of the Business Combination.
Public Warrants and Private Placement Warrants
As a result of the Business Combination, the Corporation assumed, as of January 7, 2021, Public Warrants to purchase an aggregate of 27,599,938 shares of the Corporation's Class A Common Stock and Private Placement Warrants to purchase an aggregate of 10,933,333 shares of the Corporation's Class A Common Stock. Each whole Warrant entitled the registered holder to purchase one whole share of Class A Common Stock at a price of $11.50 per share, at any time commencing on April 24, 2021.
The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrants payable on the Condensed Consolidated Balance Sheet. The warrant liabilities were measured at fair value at inception and on a recurring basis until redeemed, with changes in fair value presented within change in fair value of warrants payable in the Condensed Consolidated Statement of Operations and Comprehensive Loss. See Note 5 (Fair Value Measurements) for additional information.

On July 22, 2021, the Company issued a press release stating that it would redeem all of its Warrants that remained outstanding on August 23, 2021, the redemption date, for a redemption price of $0.10 per Warrant. On August 25, 2021, the Company announced that it was extending the period during which holders of the Public Warrants could exercise the Warrants to September 9, 2021, at which time any unexercised Public Warrants would be redeemed at a price of $0.10 per Warrant. Payment upon exercise of the Warrants could be made either (i) in cash, at an exercise price of $11.50 per share of Class A Common Stock or (ii) on a "cashless basis" in which the exercising holder received 0.249 shares of Class A Common Stock per Warrant shares of Class A Common Stock.

Prior to the redemption date, 33,932 Public Warrants were exercised for cash, and 26,716,041 were exercised on a cashless basis in exchange for an aggregate of 6,685,865 shares of Common Stock, in each case in accordance with the terms of the Warrant Agreement, representing 96.9% of the Public Warrants. In addition, all of the Private Placement Warrants were exercised on a cashless basis in exchange for an aggregate of 2,722,399 shares of Common Stock, in accordance with the terms of the Warrant Agreement. Total cash proceeds generated from exercises of the Public Warrants were $0.4 million. The remaining unexercised 849,965 Public

Warrants were redeemed by the Corporation for $0.1 million. In connection with the redemption, the Public Warrants were delisted, and no Warrants were outstanding at September 30, 2021.

11. Derivative Liabilities
In connection with the $373.8 million of convertible securities issued in 2019, the Corporation determined that certain of the conversion and redemption features were embedded derivatives and were bifurcated from the host instrument and accounted for as embedded derivative instruments. In connection with the convertible securities, the Corporation recognized a capital contribution of $44.8 million during the nine months ended September 30, 2021. This capital contribution of $44.8 million was recorded as an increase in additional paid in capital as the notes were issued to affiliates of the Corporation. The Corporation recognized a gain of $68.1 million and $87.5 million from activity related to derivative liabilities in connection with the convertible securities during the three and nine months ended September 30, 2020, respectively, which was recognized in gain on derivative in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Upon the completion of the Business Combination with SCH on January 7, 2021, the derivative balance was extinguished as of January 7, 2021. See Note 3 (Business Combination), Note 5 (Fair Value Measurements), and Note 9 (Notes and Securities Payable) for additional information.

12. Letter of Credit
On April 19, 2018, the Corporation entered into a secured letter of credit agreement (the “Letter”) for up to an aggregate amount of $2.5 million with a commercial lender that renews on an annual basis. The Letter bears an interest rate of 0.75%. There was an unused balance of $2.5 million at both September 30, 2021, and December 31, 2020.

13. Leases
Operating Leases
The Corporation leases office space in New Jersey, Minnesota, Tennessee, Georgia, Florida, California, and Hong Kong under non-cancelable operating leases, as further described below. For each lease the Corporation recorded a right-of-use (ROU) asset and lease liability at the earlier of the ASC 842 effective date or lease commencement date. The Corporation utilizes the straight-line method of recognizing lease expense. However, the Corporation is required to pay certain variable executory costs including common area maintenance, real estate taxes, and insurance that are expensed as incurred. These variable costs are excluded from the measurement of leases. Certain of the Corporation’s leases include options to renew, with renewal terms that can extend the lease term. The exercise of lease renewal options is at the Corporation’s sole discretion. The Corporation is not reasonably certain that it will exercise the renewal options described in the individual lease descriptions below. Therefore, these options are not recognized as part of the ROU asset and lease liability.
The Corporation subleases certain of its leases to third parties for which it receives rental income to manage occupancy costs. These subleases are classified as operating leases.

Certain of the Corporation’s leases are being considered for subletting.

Mallory Green Lease:

On September 22, 2021, the Corporation entered into an agreement to lease office space for its new corporate headquarters in Franklin, Tennessee, for a period of 37 months.
Montgomery Lease:
From May 2020 through April 9, 2021, the Corporation was in default with respect to its agreement to lease office space in Jersey City, New Jersey (the "Montgomery Lease"), for not paying rent owed to the lessor. The Corporation accrued for all interest owed and began reducing its security deposit asset in lieu of recording rental payments. On April 9, 2021, the Corporation replenished its security deposit and, therefore, was no longer in default with respect to the Montgomery Lease.

Summary of Lease Costs Recognized Under ASC 842:
The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Corporation's operating leases for the three and nine months ended September 30, 2021:

Three Months Ended September 30, 2021
(in thousands)
Operating lease cost	$1,126
Variable lease cost	123
Short-term lease cost	15
Sublease income	(650)
Total lease cost	$614

Nine Months Ended September 30, 2021
(in thousands)
Operating lease cost	$3,351
Variable lease cost	391
Short-term lease cost	45
Sublease income	(2,077)
Total lease cost	$1,710
Other information
Cash paid for amounts included in the measurement of lease liabilities	$3,894
Weighted-average remaining lease term	4.4 years
Weighted-average discount rate	10.26%
Pursuant to the terms of the Corporation's non-cancelable lease agreements in effect at December 31, 2020, the following table summarizes the Corporation's maturities of lease liabilities as of September 30, 2021:

(in thousands)
2021	$1,321
2022	3,001
2023	1,493
2024	1,157
2025	1,149
Thereafter	2,639
Total lease payments	10,760
Less: imputed interest	(2,213)
Total	$8,547

14. Convertible Preferred Stock
Each share of Legacy Clover's preferred stock was convertible at the option of the holder, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into a number of fully paid and non-assessable shares of common stock as is determined by dividing the applicable original issue price by the applicable conversion price as described in Note 17 (Preferred Stock) to financial statements in the Form 8-K/A in effect at the time of conversion.
Pursuant to the Merger Agreement, all outstanding shares of Legacy Clover's preferred stock automatically converted into 139,444,346 shares of Class B Common Stock after giving effect to the Exchange Ratio upon the closing of the Business Combination. See Note 3 (Business Combination) for additional information on the Business Combination.

15. Employee Benefit Plans
Employee Savings Plan
The Corporation has a defined contribution retirement savings plan (the “401(k) Plan”) covering eligible employees, which includes safe harbor matching contributions based on the amount of employees' contributions to the 401(k) Plan. The Corporation contributes to the 401(k) Plan annually 100.0% of the first 4.0% compensation that is contributed by the employee up to 4.0% of eligible annual compensation. The Corporation's service contributions to the 401(k) Plan amounted to approximately $0.3 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively, and $0.9 million and $1.0 million for the nine months ended September 30, 2021 and 2020, respectively, and are included in salaries and benefits on the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Corporation's cash match is invested pursuant to the participant's contribution direction. Employer contributions are immediately 100.0% vested.

Stock-based Compensation
The Corporation's 2020 Equity Incentive Plan (the "2020 Plan") and 2020 Management Incentive Plan (the “2020 MIP”) provide for grants of restricted stocks units (RSUs) and/or options to acquire shares of the Corporation's common stock, par value $0.0001 per share, to employees, directors, officers, and consultants of the Corporation. During the nine months ended September 30, 2021, the Corporation approved the 2020 Plan and the 2020 MIP, and the Corporation’s 2014 Equity Incentive Plan (the “2014 Plan” and, collectively with the 2020 Plan and the 2020 MIP, the “Plans”) was retired.
The maximum number of shares of the Corporation's common stock reserved for issuance over the term of the Plans, shares outstanding under the Plans, and shares remaining under the Plans, after giving effect to the Exchange Ratio, as of September 30, 2021, and December 31, 2020, were as follows:

September 30, 2021	Shares Authorized Under Plans	Shares Outstanding Under Plans	Shares Remaining Under Plans
2014 Plan	54,402,264	42,441,719	N/A
2020 Plan	30,641,401	1,782,986	28,858,415
2020 MIP	33,426,983	33,426,983	—

December 31, 2020	Shares Authorized Under Plan	Shares Outstanding Under Plan	Shares Remaining Under Plan
2014 Plan	54,402,264	36,557,759	17,844,505
Effective as of the closing of the Business Combination, the 2014 Plan terminated, at which time the outstanding awards previously granted thereunder were assumed by the Corporation, and no new awards are available for grant under the 2014 Plan. Shares that are expired, terminated, surrendered or canceled under the 2014 Plan without having been fully exercised are available for awards under the 2020 Plan. Shares may be issued from authorized but unissued Corporation stock.
The Plans are administered by the Talent and Compensation Committee of the Corporation’s Board of Directors (the “Compensation Committee”). The options are subject to the terms and conditions applicable to options granted under the Plans, as described in the applicable Plan and the applicable stock option grant agreement. The exercise prices, vesting and other restrictions applicable to the stock options are determined at the discretion of the Compensation Committee, except that the exercise price per share of incentive stock options may not be less than 100.0% of the fair value of a share of common stock on the date of grant. Stock options awarded under the Plans expire 10 years after the grant date. Incentive stock options and non-statutory options granted to employees, directors, officers and consultants of the Corporation typically vest over four or five years. RSU awards are subject to the terms and conditions set forth in the Plans and the applicable RSU grant agreement. Vesting and other restrictions applicable to RSU awards are determined at the discretion of the Compensation Committee. The number of shares of common stock subject to an RSU award is determined by dividing the cash value of an RSU award by the average closing price of a share of common stock for the 90 trading days ending on the date of grant, and such awards typically vest over four years from the grant date. The total estimated fair value is amortized as an expense over the requisite service period as approved by the Compensation Committee.
The Corporation granted options to purchase 1,937,968 shares of common stock during the nine months ended September 30, 2021. The Corporation recorded stock-based compensation expense for options, RSUs, performance restricted stock units (PRSUs) granted under the Plans and discounts offered in connection with the Corporation’s 2020 Employee Stock Purchase Plan (ESPP) of $46.8

million and $132.5 million during the three and nine months ended September 30, 2021, and such expenses are presented in salaries and benefits in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. Compensation cost presented in salaries and benefits in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss were as follows:

Three Months Ended September 30,	2021	2020
	(in thousands)
Stock options	$1,665	$1,500
RSUs	17,396	—
PRSUs	27,675	—
ESPP	67	—
Total compensation cost recognized for stock-based compensation plans	$46,803	$1,500

Nine Months Ended September 30,	2021	2020
	(in thousands)
Stock options	$6,734	$4,949
RSUs	45,725	—
PRSUs	80,016	—
ESPP	67	—
Total compensation cost recognized for stock-based compensation plans	$132,542	$4,949
As of September 30, 2021, there was approximately $463.7 million of unrecognized stock-based compensation expense related to unvested stock options, RSUs, PRSUs, and the ESPP, estimated to be recognized over a period of 4.27 years. As of December 31, 2020, there was approximately $14.9 million of unrecognized stock-based compensation expense related to unvested stock options.
Stock Options
The assumptions that the Corporation used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted for the nine months ended September 30, 2021 and 2020, respectively, were as follows:

Nine Months Ended September 30,	2021	2020
Weighted-average risk-free interest rate	1.06%	0.84%
Expected term (in years)	6.06	4.66
Expected volatility	37.74%	34.60%
Expected dividend yield	—	—

A summary of option activity under the 2020 Plan during the nine months ended September 30, 2021 is as follows:

	Number of options	Weighted-average exercise price
Outstanding, January 1, 2021	—	$—
Granted during 2021	1,937,968	8.88
Exercised	—	—
Forfeited	(154,982)	8.87
Outstanding, September 30, 2021	1,782,986	$8.88

A summary of option activity under the 2014 Plan during the nine months ended September 30, 2021 is as follows:

	Number of options	Weighted-average exercise price
Outstanding, January 1, 2021	36,513,193	$2.26
Granted during 2021	—	—
Exercised	(3,843,472)	1.43
Forfeited	(974,874)	2.78
Outstanding, September 30, 2021	31,694,847	$2.29
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Corporation's common stock for those stock options that had exercise prices lower than the fair value of the Corporation's common stock.
The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2021 and 2020 was $3.36 per share and $2.10 per share, respectively.
As of September 30, 2021, outstanding stock options, substantially all of which are expected to vest, had an aggregate intrinsic value of $160.1 million, and a weighted-average remaining contractual term of 7.03 years. As of September 30, 2021, there were 21,210,565 options exercisable under the Plan, with an aggregate intrinsic value of $109.0 million, a weighted-average exercise price of $2.26 per share, and a weighted-average remaining contractual term of 6.34 years. The total value of stock options exercised during the nine months ended September 30, 2021 and 2020, was $36.4 million and $1.6 million, respectively. Cash received from stock option exercises during the nine months ended September 30, 2021 and 2020, totaled $5.5 million and $1.0 million, respectively.
Pursuant to the terms of the applicable Plan and stock option award agreement, employees may exercise options at any time after grant while maintaining the original vesting period. The proceeds from exercise of unvested options are recorded as a liability until the option vests at which time the liability is reclassified to equity. If the employee terminates or otherwise forfeits an unvested option that has been exercised, the Corporation must redeem those shares at the original exercise price and remit payment of the forfeited portion of shares back to the employee.
Restricted Stock Units
A summary of total RSU activity for the nine months ended September 30, 2021, is presented below:

Nine Months Ended September 30, 2021
Granted	21,035,614
Released	(131,766)
Forfeited	(35,935)
Outstanding, September 30, 2021	20,867,913
The weighted-average grant date fair value of the RSUs was $14.77 per underlying share.
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

The weighted-average grant date fair value of Market PRSUs granted during the nine months ended September 30, 2021, was $9.58 per underlying share. There were no Market PRSUs granted prior to 2021. The grant date fair value of Market PRSUs was determined using a Monte Carlo simulation model that incorporated multiple valuation assumptions, including the probability of achieving the specified market condition and the following assumptions:

Nine Months Ended September 30, 2021
Expected volatility (1)	40.70%
Risk-free interest rate (2)	0.50
Dividend yield (3)	—
(1) Expected volatility is based on a blend of peer group company historical data adjusted for the Corporation's leverage.
(2) Risk-free interest rate based on U.S. Treasury yields with a term equal to the remaining Performance Period as of the grant date.
(3) Dividend yield was assumed to be zero as the Corporation does not anticipate paying dividends.

A summary of total PRSU activity for the nine months ended September 30, 2021, is presented below:

Nine Months Ended September 30, 2021
Granted	27,699,171
Non-vested at September 30, 2021	27,699,171
As of September 30, 2021, there was $185.4 million of unrecognized share-based compensation expense related to PRSUs, which is expected to be recognized over a period of 4.27 years.

2020 Employee Stock Purchase Plan

On October 5, 2020, SCH’s board of directors adopted, and on January 6, 2021, stockholders approved the ESPP. The ESPP provides a means by which eligible employees and/or eligible service providers of either the Corporation or designated related corporations and affiliates may be given an opportunity to purchase shares of Class A common stock at a 15.0% discount from the fair market value of the common stock as determined on a specific date at six-month intervals. Subject to adjustments provided in the ESPP, the maximum number of shares of common stock that may be purchased under the ESPP is 2,785,582 shares, and the maximum number of shares that may be purchased on any single purchase date by any one participant is 5,000 shares. As of September 30, 2021, 2,785,582 shares of Class A common stock were available for issuance under the ESPP.

On the first day of each fiscal year, beginning with the 2022 fiscal year and ending on (and including) the first day of the 2030 fiscal year, the calculation of the maximum number of ESPP shares shall include automatic increases in an amount equal to the lesser of (i) 1.0% of the total number of shares of Class A common stock outstanding on the last day of the calendar month prior to the date of such automatic increase, and (ii) such number of shares of Class A common stock as determined by the administrator of the ESPP; provided that the maximum number of shares of Class A common stock reserved under the ESPP shall not exceed 10.0% of the total outstanding capital stock of the Corporation (inclusive of the shares reserved under the ESPP) as of January 7, 2021, on an as-converted basis.

The initial offering period for the ESPP is five months, commencing on September 1, 2021, and ending on January 31, 2022. As of the date of this report, no shares of the Corporation’s common stock have been purchased or distributed pursuant to the ESPP.

The assumptions that the Corporation used in the Black-Scholes option-pricing model to determine the fair value of the purchase rights under the ESPP for the nine months ended September 30, 2021, were as follows:

Nine Months Ended September 30, 2021
Weighted-average risk-free interest rate	0.06%
Expected term (in years)	0.42
Expected volatility	147.42%
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

The total fair value of warrants vested during the nine months ended September 30, 2021 and 2020, was $0.0 million and $4.0 million, respectively.
A summary of activity relating to the warrants of the service providers during the nine months ended September 30, 2021 and 2020, respectively, is as follows:

	Number of warrants	Weighted-average exercise price
Outstanding, December 31, 2019	261,681	$3.00
Granted during 2020	—	—
Exercised	—	—
Forfeited	—	—
Outstanding, September 30, 2020	261,681	$3.00
Outstanding, December 31, 2020	261,681	$3.00
Granted during 2021	—	—
Exercised	(261,681)	3.00
Forfeited	—	—
Outstanding, September 30, 2021	—	$—

16. Income Taxes
The consolidated effective tax rate of the Corporation for the three months ended September 30, 2021 and 2020, was (0.0%) and (0.0%), respectively. The consolidated effective tax rate of the Corporation for the nine months ended September 30, 2021 and 2020, was (0.0%) and (0.0%), respectively. The Corporation continues to be in a net operating loss and net deferred tax asset position. As a result, and in accordance with accounting standards, the Corporation recorded a valuation allowance to reduce the value of the net deferred tax assets to zero. The Corporation believes that as of September 30, 2021, it had no material uncertain tax positions. Interest and penalties related to unrecognized tax expense (benefits) are recognized in income tax expense, when applicable.
There were no material liabilities for interest and penalties accrued as of September 30, 2021, and December 31, 2020.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law in the U.S. to provide certain relief in connection with the COVID-19 pandemic. In addition, governments around the world have enacted or implemented various forms of tax relief measures in response to the economic conditions in the wake of COVID-19. On December 27, 2020, the "Consolidated Appropriations Act, 2021" was signed into law in the U.S. to amend or extend several significant COVID related relief provisions of the CARES Act. The Corporation has determined that neither the CARES Act and Consolidated Appropriations Act nor changes to income tax laws or regulations in other jurisdictions had a significant impact on the Corporation’s effective tax rate.

17. Net (Loss) Income Per Share
Net (Loss) Income Per Share
Basic and diluted net (loss) income per share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,
	2021	2020
	(in thousands, except per share data)
Net (loss) income	$(34,527)	$12,758
Net (loss) income attributable to common stockholders	(34,527)	4,966
Basic weighted average number of common shares and common share equivalents outstanding (1)	414,572,706	88,863,244
Diluted weighted average number of common shares and common share equivalents outstanding (1)	414,572,706	248,133,335
Net (loss) income per share attributable to common stockholders—basic	$(0.08)	$0.06
Net (loss) income per share attributable to common stockholders—diluted	$(0.08)	$0.02

	Nine Months Ended September 30,
	2021	2020
	(in thousands, except per share data)
Net loss	$(400,555)	$(10,001)
Net loss attributable to common stockholders	(400,555)	(10,001)
Basic and diluted weighted average number of common shares and common share equivalents outstanding(1)	410,417,493	88,616,116
Net loss per share attributable to common stockholders—basic and diluted	$(0.98)	$(0.11)
(1) Prior period results have been adjusted to reflect the exchange of Legacy Clover's common stock for Clover Class B Common Stock at an exchange ratio of approximately 2.0681 in January 2021 as a result of the Business Combination. See Note 3 (Business Combination) for details.

Because the Corporation had a net loss during the three and nine months ended September 30, 2021, and a net loss during the nine months ended September 30, 2020, the Corporation’s potentially dilutive securities, which include stock options, restricted stock, preferred stock, and warrants to purchase shares of common stock and preferred stock, have been excluded from the computation of diluted net loss per share, as the effect would be anti-dilutive. Therefore, during these periods, the diluted common shares outstanding equals the average common shares outstanding. The Corporation excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,
	2021	2020
Options to purchase common stock (1)	33,477,833	5,183,834
RSUs	21,106,720	—
Warrants to purchase common stock (as converted to common stock) (1)	—	4,342,956
Warrants to purchase convertible preferred stock (as converted to common stock) (1)	—	2,618,770
Total anti-dilutive shares excluded from computation of earnings per share	54,584,553	12,145,560

	Nine Months Ended September 30,
	2021	2020
Options to purchase common stock (1)	33,477,833	37,296,034
RSUs	21,106,720	—
Convertible preferred stock (as converted to common stock) (1)	—	139,444,346
Warrants to purchase common stock (as converted to common stock) (1)	—	4,884,132
Warrants to purchase convertible preferred stock (as converted to common stock) (1)	—	2,618,770
Total anti-dilutive shares excluded from computation of earnings per share	54,584,553	184,243,282
(1) Prior period results have been adjusted to reflect the exchange of Legacy Clover's common stock for Clover Class B Common Stock at an exchange ratio of approximately 2.0681 in January 2021 as a result of the Business Combination. See Note 3 (Business Combination) for details.

18. Commitments and Contingencies
Legal Actions
Various lawsuits against the Corporation may arise in the ordinary course of the Corporation's business. Contingent liabilities arising from ordinary course litigation, income taxes and other matters are not expected to be material in relation to the financial position of the Corporation. At September 30, 2021, and December 31, 2020, respectively, there were no material known contingent liabilities arising outside the normal course of business.
Securities Class Actions and Derivative Litigation
In February 2021, the Corporation and certain of its directors and officers were named as defendants in putative class actions filed in the United States District Court for the Middle District of Tennessee: Bond v. Clover Health Investments, Corp. et al., Case No. 3:21-cv-00096 (M.D. Tenn.); Kaul v. Clover Health Investments, Corp., et al., Case No. 3:21-cv-00101 (M.D. Tenn.); Yaniv v. Clover Health Investments, Corp., et al., Case No. 3:21-cv-00109 (M.D. Tenn.); and Tremblay v. Clover Health Investments, Corp., et al., Case No. 3:21-cv-00138 (M.D. Tenn.). The complaints asserted violations of sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act. The Kaul action asserted additional claims under sections 11 and 15 of the Securities Act.
The complaints generally related to allegations published in an article issued on February 4, 2021, by Hindenburg Research LLC (the “Hindenburg Article”). The complaints sought unspecified damages on behalf of all persons and entities who purchased or acquired Clover securities during the proposed class period (which begins on October 6, 2020, and, depending on the complaint, ends on February 3, 2021, or February 4, 2021), as well as certain other costs.

In April 2021, the Middle District of Tennessee class actions described above were consolidated under Bond v. Clover Health Investments, Corp., et al., Case No. 3:21-cv-00096 (M.D. Tenn.) as lead case. The court appointed a lead plaintiff, approved a lead counsel and a liaison counsel, and approved the parties' proposed schedule for filing an amended complaint and the defendants' responses. In June 2021, the lead plaintiff and a named plaintiff filed the amended complaint, asserting violations of sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act. The amended complaint names Clover and certain of its officers and directors as defendants and removes certain defendants named in the initial complaints. The amended complaint generally relates to allegations published in the Hindenburg Article and seeks unspecified damages on behalf of all persons and entities other than the defendants who purchased or acquired Clover securities during the proposed class period (which begins on October 6, 2020, and ends on February 3, 2021), as well as certain other costs. The Corporation moved to dismiss the complaint on August 27, 2021, and briefing on that motion is ongoing under the court’s briefing schedule.
Parallel shareholder derivative actions have also been filed, naming Clover as a nominal defendant. The first action was filed in the United States District Court for the District of Delaware and is captioned Furman v. Garipalli, et al., Case No. 1:21-cv-00191 (D. Del.). The complaint asserts violations of sections 10(b) and 21D of the Exchange Act, breach of fiduciary duty, and waste of corporate assets against certain of the Corporation’s directors. It seeks unspecified damages and an order requiring Clover to take certain actions to enhance Clover's corporate governance policies, and procedures. The second and third actions were filed in the United States District Court for the Middle District of Tennessee and are captioned Sun v. Garipalli, et al., Case No. 3:21-cv-00311 (M.D. Tenn.), and Luthra v. Garipalli, et al., Case No. 3:21-cv-00320 (M.D. Tenn.). The complaints assert violations of section 14(a) of the Exchange Act, breach of fiduciary duty, and aiding and abetting a breach of fiduciary duty. The Sun action also asserts unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and contribution under section 11(f) of the Securities Act, and sections 10(b) and 21D of the Exchange Act. The complaints name certain current and former officers and directors as defendants. They seek unspecified damages and an order requiring Clover to take certain actions to enhance Clover's corporate governance policies and procedures.

The fourth action was filed in the United States District of Delaware and is captioned Wiegand v. Garipalli, et al., Case No. 1:21-cv-01053 (D. Del.). The complaint asserts violations of sections 14(a) and 20(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, and waste of corporate assets. The complaint names certain current and former officers and directors as defendants. It seeks, among other things, unspecified damages and an order requiring Clover to take certain actions to improve Clover’s corporate governance and internal procedures. The fifth action was filed in the Supreme Court of the State of New York and is captioned Sankaranarayanan v. Palihapitiya, et al., Index No. 655420/2021 (N.Y. Sup. Ct.). The complaint asserts breach of fiduciary duty and unjust enrichment. The complaint names certain former officers and directors as defendants.

On May 10, 2021, the Middle District of Tennessee shareholder derivative actions described above were consolidated under Sun v. Garipalli, et al., Case No. 3:21-cv-00311 (M.D. Tenn.) as lead case. The court designated co-lead counsel and liaison counsel and ordered the parties to submit a proposed schedule for the initial stage of the case. In June 2021, the parties in the Sun and Furman actions submitted joint stipulations and proposed orders to stay both actions. Soon thereafter, the courts in both actions approved the stipulations, thereby staying all proceedings and deadlines in the Sun and Furman actions pending a final decision on a motion to dismiss in the Middle District of Tennessee class actions consolidated under the Bond action. On September 16, 2021, the two District of Delaware derivative actions were consolidated under In re Clover Health Investments, Corp. Derivative Litigation, Case No. 1:21-cv-00191-LPS (Consolidated). The Furman complaint was deemed the operative complaint. All proceedings and deadlines in that matter are also stayed pending a final decision on a motion to dismiss in the Bond Action.
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

Performance Guarantees

Certain of the Corporation’s arrangements with third-party providers require it to guarantee the performance of its care network to CMS, which if not obtained, could potentially result in payment to CMS during the financial reconciliation period. As a result of the DC agreement, the Corporation determined that there was a performance guarantee with the providers of DCE Beneficiaries that should be recognized in the financial statements. The Direct Contracting performance year obligation and receivable were initially measured as the target amount for Medicare expenditures on covered items and services. The obligation and receivable were subsequently amortized on a straight-line basis for the amount that represented the completed performance. The DCE is entitled to all of the consideration under the arrangement for all aligned beneficiaries and in the performance year in which the DCE is a participant, the final consideration due to the DCE by CMS (shared savings) or the consideration due to CMS by the DCE (shared loss) is reconciled in the subsequent years following the performance year. The shared savings or loss is measured periodically and will be applied to the Direct Contracting performance obligation if the Corporation is in a probable loss position. The Corporation is unable to estimate the maximum potential amount of future payments under the guarantee. This is attributable to the stop-loss arrangement and the corridors (tiered levels) in the arrangement. A certain percentage of these arrangements will still be the responsibility of the Corporation in addition to a number of variables that are not reasonable for the Corporation to estimate such as, but not limited to, risk ratings and benchmark trends that have an inestimable impact on the estimate of future payments.

The tables below include the financial statement impacts of the performance guarantee:

September 30, 2021
(in thousands)
Direct Contracting performance year receivable	$220,738
Direct Contracting performance year obligation (1)	244,599
(1) This obligation represents the consideration due to providers, net of the shared savings or loss for the period and amortization of the liability.

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
	(in thousands)
Amortization of the Direct Contracting performance year receivable	$(223,309)	$(441,476)
Amortization of the Direct Contracting performance year obligation	223,309	441,476

Direct Contracting revenue	222,647	439,020

20. Operating Segments

The Corporation manages operations based on two reportable segments: Medicare Advantage and Direct Contracting. The reportable segments are distinguished based on the healthcare delivery business model. Its Medicare Advantage segment is an insurance business model that focuses on leveraging the Clover Assistant at the point of care. Its Direct Contracting segment is similar to a cost management and care coordination model accounted for as a performance guarantee, where Clover is responsible for coordinating care, managing costs, and providing support to providers and their DCE Beneficiaries through the use of Clover Assistant. These segment groupings are consistent with information used by the Chief Executive Officer, the Corporation’s chief operating decision maker, to assess performance and allocate resources. There are certain revenues and expenses that are attributable to clinical services and corporate overhead; these amounts are reported separately from reportable segments in the tables presenting segment results below.

The operations of the Corporation are organized into the following segments:

•Medicare Advantage Segment includes operations related to our MA plans, which generally provide access to a wide network of primary care providers, specialists, and hospitals.

•Direct Contracting Segment includes our operations relating to CMS’s DC Model, which provides options aimed at reducing expenditures and preserving or enhancing quality of care for beneficiaries.

•Corporate/Other includes other clinical services not included in Medicare Advantage and Direct Contracting and all other corporate overhead. Clinical services is comprised of Clover Home Care and other clinical services that are offered to eligible beneficiaries.

The table below summarizes the Corporation’s results by operating segment:

	Medicare Advantage	Direct Contracting	Corporate/Other	Eliminations	Consolidated Total
Three Months Ended September 30, 2021	(in thousands)
Premiums earned, net (Net of ceded premiums of $120)	$203,657	$—	$—	$—	$203,657
Direct Contracting revenue	—	222,647	—	—	222,647
Other income	80	—	24,967	(24,188)	859
Intersegment revenues	—	—	9,375	(9,375)	—
Net medical claims incurred	208,661	228,060	2,253	(2,552)	436,422
Gross (loss) profit	$(4,924)	$(5,413)	$32,089	$(31,011)	$(9,259)

Total assets	$347,535	$260,142	$887,089	$(542,288)	$952,478

	Medicare Advantage	Direct Contracting	Corporate/Other	Eliminations	Consolidated Total
Nine Months Ended September 30, 2021	(in thousands)
Premiums earned, net (Net of ceded premiums of $370)	$598,390	$—	$—	$—	$598,390
Direct Contracting revenue	—	439,020	—	—	439,020
Other income	108	—	66,990	(64,548)	2,550
Intersegment revenues	—	—	33,130	(33,130)	—
Net medical claims incurred	640,624	469,972	5,273	(6,494)	1,109,375
Gross (loss) profit	$(42,126)	$(30,952)	$94,847	$(91,184)	$(69,415)

Total assets	$347,535	$260,142	$887,089	$(542,288)	$952,478

A reconciliation of the reportable segments’ gross loss to the net loss included in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2021, is as follows:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
	(in thousands)
Gross loss	$(9,259)	$(69,415)

Salaries and benefits	73,364	201,555
General and administrative expenses	45,749	129,983
Premium deficiency reserve (benefit)	20,761	48,661
Depreciation and amortization	120	398
Other expense	—	191
Change in fair value of warrants payable	(115,152)	(66,146)
Interest expense	413	2,817
Amortization of notes and securities discounts	13	13,681
Net loss	$(34,527)	$(400,555)

21. Dividend Restrictions
The Corporation's regulated insurance subsidiaries are subject to regulations and standards in their respective jurisdictions. These standards, among other things, require these subsidiaries to maintain specified levels of statutory capital and limit the timing and amount of dividends and other distributions that may be paid to their parent companies. Therefore, the Corporation's regulated insurance subsidiaries' ability to declare and pay dividends is limited by state regulations including obtaining prior approval by the New Jersey Department of Banking and Insurance. As of September 30, 2021, and December 31, 2020, neither of the regulated insurance subsidiaries had paid any dividends.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto for the three and nine months ended September 30, 2021, contained in this Quarterly Report on Form 10-Q (the "Form 10-Q") and the Consolidated Financial Statements and notes thereto for the year ended December 31, 2020, contained in Exhibit 99.5 of Amendment No. 1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission (the "SEC") on April 1, 2021 (the "Form 8-K/A"). This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of this document. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations” to "we," "us,” "our," "Clover," the “Company,” and the “Corporation" are intended to mean the business and operations of Clover Health Investments, Corp. and its consolidated subsidiaries subsequent to the closing of the Business Combination (as defined below).
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

We operate Preferred Provider Organization (PPO) and Health Maintenance Organization (HMO) Medicare Advantage (MA) plans that are the obvious choice for Medicare-eligible consumers. We call our plans "Obvious" because we believe they are highly affordable—offering most of our MA members (the “members”) the lowest average out-of-pocket costs for primary care provider co-pays, specialist co-pays, drug deductibles and drug costs in their markets—and provide wide network access and the same cost-sharing (co-pays and deductibles) for primary care providers who are in- and out-of-network. We believe the use of the Clover Assistant and related data insights allow us to viably offer these “Obvious” plans at scale, through an asset-light approach.
We initially launched our MA offering in 2013, scaling to our first nine MA markets, or counties, by 2016 with approximately 15,000 members. As of September 30, 2021, we operated in 108 MA markets across eight states with 67,281 Medicare Advantage members. As of September 30, 2021, our PPO plans were licensed in 45 states and the District of Columbia and were not licensed in Michigan, New Hampshire, New York, North Carolina and Vermont, and our HMO was licensed in New Jersey and Texas.
On April 1, 2021, our subsidiary, Clover Health Partners, LLC (Health Partners), began participating as a direct contracting entity (DCE) in the Global and Professional Direct Contracting Model (DC Model) of the Centers for Medicare and Medicaid Services (CMS), an agency of the United States Department of Health and Human Services. Our DCE assumes full risk (i.e., 100.0% shared savings and shared losses) for the total cost of care of aligned Original Medicare beneficiaries (the “DCE Beneficiaries” and, collectively with the members, “Lives under Clover Management” or the “beneficiaries”). We operate our Direct Contracting (DC) operations through Health Partners, which focuses on our technology platform, the Clover Assistant, to enhance healthcare delivery, reduce expenditures, and improve care for DCE Beneficiaries. As of September 30, 2021, we had approximately 850 contracted participating providers who manage primary care for our DCE Beneficiaries. Additionally, as of September 30, 2021, we had approximately 865 preferred providers and preferred facilities in our DCE network. Our participation in the DC Model has enabled us to moved beyond the MA market and target the Medicare fee-for-service (FFS) market, which is the largest segment of Medicare. We believe that expanding into the FFS market is not only a strategic milestone for Clover but also demonstrates the scalability of the Clover Assistant. Additionally, on June 9, 2021, we announced our plans to scale our in-home primary care program, Clover Home Care, through our DC operations. Clover Home Care was designed to better identify and care for our most medically complex members, with a focus on health outcomes improvement and medical expense reduction rather than risk adjustment.

As of September 30, 2021, we were partnering with providers to care for 129,099 Lives under Clover Management, which included 67,281 Medicare Advantage members and 61,818 aligned DCE Beneficiaries. The number of Lives under Clover Management as of September 30, 2021, was nearly double the number of Lives under Clover Management as of January 1, 2021.

Recent Developments
Geographic Expansion
We are making our MA plans available in an additional 101 counties and an additional state beginning in 2022. The expansion will make our MA plans available in a total of 209 counties across nine states. Together, these markets represent approximately 5.2 million available Medicare lives as of August 2021.
Warrant Redemption
On September 14, 2021, we issued a press release announcing the results of the completed redemption of all of our outstanding public warrants (the “Public Warrants”) and private placements warrants (the “Private Placement Warrants” and, together with the Public Warrants, the “Warrants”) to purchase shares of our common stock that were issued under the Warrant Agreement, dated as of April 21, 2020, by and between the Corporation (f/k/a Social Capital Hedosophia Holdings Corp. III) and Continental Stock Transfer & Trust Company, as warrant agent. Prior to the redemption date, 33,932 Public Warrants were exercised for cash at an exercise price of $11.50 per share of common stock, and 26,716,041 were exercised on a cashless basis in exchange for an aggregate of 6,685,865 shares of Class A common stock, in each case in accordance with the terms of the Warrant Agreement, representing 96.9% of the Public Warrants. The remaining unexercised 849,965 Public Warrants were redeemed by the Corporation for $0.1 million. In addition, all of the Private Placement Warrants were exercised on a cashless basis in exchange for an aggregate of 2,722,399 shares of Class A common stock, in accordance with the terms of the Warrant Agreement. Total cash proceeds generated from exercises of the Warrants were $0.4 million. In connection with the redemption, the Public Warrants were delisted, and no Warrants were outstanding at September 30, 2021.
CMS Stars
On October 8, 2021, we announced that CMS assigned Clover’s PPO plan 3.5 stars on the Medicare Star Ratings for its MA plans for the 2020 measurement year. Over 90% of our MA membership is served through our PPO plan. The higher rating could positively impact the reimbursement rate for our PPO plan beginning in 2023 as well as potentially positively impact the plan’s image in the market. Higher-rated plans may offer enhanced benefits and additional enrollment opportunities compared to lower-rated plans. CMS assigns plans ratings each year, and the Star Ratings system is subject to change annually by CMS, and there is no guarantee that we will be able to improve or maintain our plans’ current Star Ratings.

Business Combination
On January 7, 2021, we consummated the previously announced domestication and mergers (the "Business Combination") pursuant to that certain Agreement and Plan of Merger, dated October 5, 2020 (the "Merger Agreement"), by and among Social Capital Hedosophia Holdings Corp III, a Cayman Islands exempted company (SCH), Asclepius Merger Sub Inc., a Delaware corporation and a direct wholly owned subsidiary of SCH, and Clover Health Investments, Inc., a corporation originally incorporated on July 17, 2014, in the state of Delaware (Legacy Clover), and us. Additionally, in connection with the Business Combination, we issued and sold to certain investors an aggregate of 40,000,000 shares of our Class A Common Stock for an aggregate purchase price equal to $400.0 million (the "PIPE Investment") concurrently with the completion of the Business Combination. For more information, see Note 3 (Business Combination) to Financial Statements in this report.
The Business Combination was accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America (GAAP). Under the guidance in Accounting Standards Codification (ASC) 805, Legacy Clover is treated as the "acquirer" for financial reporting purposes. As such, Legacy Clover is deemed the accounting predecessor of the combined business, and Clover, as the parent company of the combined business, is the successor SEC registrant, meaning that Legacy Clover's financial statements for previous periods are disclosed in our periodic reports filed with the SEC.
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

Impact of COVID-19
The societal and economic impact of the COVID-19 pandemic is continuing to evolve, and the ultimate impact on our business, results of operations, financial condition, and cash flows is uncertain and difficult to predict. The global pandemic has severely impacted businesses worldwide, including many in the health insurance sector. In response to the pandemic, we have implemented additional steps related to our care delivery, our member support, and our internal policies and operations. Current uncertainties relating to the COVID-19 pandemic that could impact our future results include the development of new COVID-19 variants, such as the “Delta” variant, and the potential for further deferrals of elective or preventive care due to additional COVID-19 outbreaks and resulting stay-at-home orders, which in turn could result in exacerbated health conditions, higher future medical costs, and/or a reduction in risk adjustments and benchmarks against which future CMS bids will be assessed.
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
Additionally, we rapidly enhanced our Clover Assistant platform to focus on video and telephonic visits to ensure that our members received appropriate levels of care despite their inability to physically visit a provider’s office. In total, we pivoted from 100.0% in-person Clover Assistant visits before the COVID-19 pandemic to 82.0% and 64.0% virtual Clover Assistant visits during the months of April and May 2020, respectively.
To ensure the safety of our members, we have implemented multi-channel member communications to support COVID-19 vaccination access and availability, provider network support for telehealth adoption by Clover Home Care practices and, most recently, the provision of in-home COVID-19 vaccinations for our most vulnerable members.
We are continuing to monitor the ongoing financial impact of COVID-19 on our business and operations and are making adjustments accordingly. A large portion of our membership is elderly and generally in the high-risk category for COVID-19, and we have worked closely with our network of providers to ensure that members are receiving necessary care. During the three months ended September 30, 2021, we incurred elevated costs as compared to the prior-year period to care for those members who have contracted the virus. While the direct costs of testing and treatment related to COVID-19 have declined in recent months, the indirect costs attributable to the COVID-19 pandemic have increased. Deferral of services and increased costs related to conditions that were exacerbated by a lack of diagnoses and treatment in the earlier periods of the pandemic have contributed to increased utilization during the three months ended September 30, 2021. We will continue to monitor the pandemic’s impact on our members. Additionally, CMS risk adjustment requires that a member’s health issues be documented annually regardless of the permanence of the underlying causes. Historically, this documentation was required to be completed during an in-person visit with a patient. As part of relief measures adopted pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), Medicare is allowing documentation prepared during video visits with patients to serve as support for CMS risk adjustments. While we intend to leverage Clover Assistant to increase the video visits for our members and document their health conditions on a timely basis, given the disruption caused by COVID-19, we may be unable to document the health conditions of our members as comprehensively as we did in previous years, which may adversely impact the accuracy of our risk adjustment factors and revenue in future periods.

The quarterly information presented in the following table illustrates the financial results for our MA segment operations as impacted by COVID-19:

	Three Months Ended
	September 30, 2021		June 30, 2021		March 31, 2021		December 31, 2020		September 30, 2020		June 30, 2020		March 31, 2020
	Total	PMPM (1)	Total	PMPM (1)	Total	PMPM (1)	Total	PMPM (1)	Total	PMPM (1)	Total	PMPM (1)	Total	PMPM (1)
	(dollars in thousands, except PMPM amounts)
Premiums earned, net	$203,657	$1,012	$195,357	$980	$199,376	$1,005	$164,598	$950	$167,075	$972	$170,315	$1,000	$163,710	$984
Net medical claims incurred (2)	208,661	1,037	216,785	1,087	214,432	1,081	179,928	1,034	144,846	842	119,366	701	146,328	880
Medical care ratio, net (MCR) (3)	102.5%	—	111.0%	—	107.6%	—	109.3%	—	86.7%	—	70.1%	—	89.4%	—
(1) Calculated per member per month (PMPM) figures are based on the applicable amount divided by member months in the given period. Member months represents the number of months members are enrolled in a Clover Health Plan in the period.
(2) Net medical claims incurred related to MA only.
(3) Defined as our total net medical claims incurred divided by premiums earned, net.
Beginning in late March and early April 2020, the COVID-19 pandemic caused an increase in our inpatient hospital costs as members started to experience admissions caused by the virus. The increase in hospital costs was ultimately more than fully offset by a reduction in outpatient and office-based utilization during the second quarter of 2020. In second quarter 2020, we experienced a reduction in utilization across all settings, including inpatient hospital admissions. By the end of the third quarter of 2020, our non-COVID-19 utilization of healthcare services returned to near pre-COVID-19 levels but remained slightly below historical benchmarks. Since fourth quarter 2020, we have continued to incur medical claims related to COVID-19, while seeing increased utilization related to services that were deferred and increased costs related to conditions that were exacerbated by a lack of diagnoses and treatment in the earlier periods of the pandemic.
Due to the speed with which the COVID-19 situation is developing, the global breadth of its spread and the range of governmental and community reactions thereto, there remains uncertainty around its duration and ultimate impact, and the related financial impact on our business could change and cannot be accurately predicted at this time. For additional information regarding the risks to our business and results of operations related to the COVID-19 pandemic, see the section entitled "Risk Factors—Risks Related to Clover’s Business and Industry—We are subject to risks associated with the COVID-19 pandemic, which could have a material adverse effect on our business, results of operations, financial condition and financial performance" in Part II, Item IA of this document.

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

These segment groupings are consistent with information used by our Chief Executive Officer, the Corporation’s chief operating decision maker, to assess performance and allocate resources. The Medicare Advantage segment consists of MA plans that generally provide access to a wide network of primary care providers, specialists and hospitals. The Direct Contracting segment consists of our operations in connection with the DC Model, which provides options aimed at reducing expenditures and preserving or enhancing quality of care for DCE Beneficiaries.
We review several key performance measures, discussed below, to evaluate our business and results, measure performance, identify trends, formulate plans, and make strategic decisions. We believe that the presentation of such metrics is useful to management and counterparties to model the performance of healthcare companies such as Clover.

Medicare Advantage

Through its MA operating segment, the Corporation provides PPO and HMO plans that generally provide access to a wide network of primary care providers, specialists and hospitals. We seek to improve care and lower costs by empowering physicians with data-driven, personalized insights at the point of care through our software platform, the Clover Assistant.

Nine Months Ended September 30,	2021		2020
	Total	PMPM	Total	PMPM
Medicare Advantage Data:	(Premium and expense amounts in thousands, except PMPM amounts)
Members as of period end (#)	67,281	N/A	57,503	N/A
Premiums earned, gross	$598,760	$1,000	$501,483	$986
Premiums earned, net	598,390	999	501,100	985
Medical claim expense incurred, gross	641,300	1,071	411,243	808
Net medical claims incurred	640,624	1,069	410,540	807
Medical care ratio, gross (1)	107.1%	N/A	82.0%	N/A
Medical care ratio, net	107.1	N/A	81.9	N/A
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
Premiums Earned, Net
Premiums earned, net represents the earned portion of our premiums earned, gross, less the earned portion that is ceded to third-party reinsurers under our reinsurance agreements. Premiums are earned in the period in which members are entitled to receive services, and are net of estimated uncollectible amounts, retroactive membership adjustments, and any adjustments to recognize rebates under the minimum benefit ratios required under the Patient Protection and Affordable Care Act (ACA).
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

Direct Contracting

Our DC segment consists of operations in connection with the DC Model. provides a variety of programs aimed at reducing expenditures and preserving or enhancing quality of care for DCE Beneficiaries. We measure Direct Contracting revenue and medical claims on a per-beneficiary per-month (PBPM) basis. In the aggregate, we view these as important metrics to assess our financial performance, including our ability to reduce expenditures and preserve or enhance quality of care for DCE Beneficiaries.

	Nine Months Ended September 30, 2021
	Total	PBPM
Direct Contracting Data(1)	(Revenue and claims amounts in thousands, except PBPM amounts)
Beneficiaries as of period end (#)	61,818	N/A
Direct Contracting revenue	$439,020	$1,175
Net medical claims incurred	469,972	$1,258
Direct Contracting margin(2)	107.1%	N/A
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
Change in Fair Value of Warrants Payable
Change in fair value of warrants payable is related to a mark-to-market adjustment associated with warrants to purchase our capital stock. In connection with the Closing, the warrants of Legacy Clover automatically converted into shares of Class B Common Stock, and we are no longer required to re-measure the value of those warrants. Change in fair value of warrants payable for our Public Warrants and Private Placement Warrants assumed in connection with the Business Combination reflects the mark-to-market adjustment associated with warrants to purchase our Class A Common Stock from January 7, 2021, through the end of the reporting period. The change in fair value of warrants payable is inclusive of the warrant amortization expense associated with the warrants payable in each period.
Interest Expense
Interest expense consists mostly of interest expense associated with our previously outstanding non-convertible notes (Term Loan Notes) under a term loan facility entered into by the Corporation on March 21, 2017, for an aggregate principal amount of $60.0 million (the “Loan Facility”). All remaining principal and accrued interest under the Loan Facility was voluntarily paid, and the facility was terminated, as of June 29, 2021.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2021 and 2020
The following table summarizes our consolidated results of operations for the three months ended September 30, 2021 and 2020. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended September 30,
	2021	2020	Change ($)	Change (%)
	(in thousands)
Revenues
Premiums earned, net (Net of ceded premiums of $120 and $126 for the three months ended September 30, 2021 and 2020, respectively)	$203,657	$167,075	$36,582	21.9%
Direct Contracting revenue	222,647	—	222,647	*
Other income	859	1,994	(1,135)	(56.9)
Total revenues	427,163	169,069	258,094	152.7
Operating expenses
Net medical claims incurred	436,422	144,846	291,576	201.3
Salaries and benefits	73,364	16,628	56,736	341.2
General and administrative expenses	45,749	29,847	15,902	53.3
Premium deficiency reserve expense (benefit)	20,761	(772)	21,533	2789.2
Depreciation and amortization	120	138	(18)	(13.0)
Total operating expenses	576,416	190,687	385,729	202.3
Loss from operations	(149,253)	(21,618)	(127,635)	590.4

Change in fair value of warrants payable	(115,152)	20,029	(135,181)	(674.9)
Interest expense	413	9,268	(8,855)	(95.5)
Amortization of notes and securities discount	13	4,408	(4,395)	(99.7)
Gain on derivative	—	(68,081)	68,081	(100.0)
Net (loss) income	$(34,527)	$12,758	$(47,285)	(370.6)%
* = Not presented because the prior period amount is zero or the amount for the line item changed from a gain to a loss (or vice versa) and thus yields a result that is not meaningful.
Premiums Earned, Net
Premiums earned, net increased $36.6 million, or 21.9%, to $203.7 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase was mostly due to membership growth of 17.0% from 57,503 Medicare Advantage members at September 30, 2020, to 67,281 Medicare Advantage members at September 30, 2021. Additional risk adjustment revenue of $4.6 million was recognized during the three months ended September 30, 2021.
Direct Contracting Revenue
Our participation in Direct Contracting launched in April 2021. Revenue related to Direct Contracting was $222.6 million for the three months ended September 30, 2021. This revenue was attributable to the alignment of Original Medicare beneficiaries to our DCE, which numbered 61,818 at September 30, 2021.

Other Income
Other income decreased $1.1 million, or 56.9%, to $0.9 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The decrease was primarily due to lower net investment income of $0.6 million and decreased rental income of $0.2 million in the three months ended September 30, 2021.
Net Medical Claims Incurred
Net medical claims incurred increased $291.6 million, or 201.3%, to $436.4 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase was primarily due to the launch of Direct Contracting in April 2021, MA membership growth, and the impact from the COVID-19 pandemic. Notably, in third quarter 2020, our non-COVID-19 utilization of healthcare services was below historical benchmarks. Utilization was higher during the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, due to deferral of services and increased costs related to conditions that were exacerbated by a lack of diagnoses and treatment in the earlier periods of the pandemic. See also "—Impact of COVID-19" above.
Salaries and Benefits
Salaries and benefits increased $56.7 million, or 341.2%, to $73.4 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase was primarily driven by higher stock-based compensation expense of $45.3 million due to increased headcount and additional awards issued in connection with the Business Combination.
General and Administrative Expenses
General and administrative expenses increased $15.9 million, or 53.3%, to $45.7 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase was driven in part by increases in professional fees to support our growth and additional costs related to operating as a public company. Software application expense also increased due to the continued development of platform and information technology capabilities within the organization. For the three months ended September 30, 2021, we also recognized $1.1 million in amortization expense related to deferred acquisition costs. There was no amortization expense related to deferred acquisition costs recognized for the three months ended September 30, 2020.
Premium Deficiency Reserve Expense (Benefit)
A $20.8 million premium deficiency reserve expense was recorded for the three months ended September 30, 2021, which includes amortization associated with a previously recorded reserve and a reserve deemed necessary for the remainder of 2021. For the three months ended September 30, 2020, there was a benefit of $0.8 million related to amortization associated with a reserve deemed necessary as of the end of fiscal year 2019 for fiscal year 2020. The change was primarily due to management’s assessment of actual and anticipated experience related to the profitability of contracts.
Change in Fair Value of Warrants Payable
We reported an increase of $115.2 million on the change in fair value of warrants payable for the three months ended September 30, 2021, compared to a decrease of $20.0 million for the three months ended September 30, 2020. The increase was due to the mark-to-market adjustment in the three months ended September 30, 2021, of the Public Warrants and Private Placement Warrants. The decrease for the three months ended September 30, 2020, was related to an increase in the valuation of the legacy warrants during the period. For additional information, see Note 5 (Fair Value Measurements) and Note 10 (Warrants Payable) to Financial Statements in this report.
Interest Expense
Interest expense decreased $8.9 million, or 95.5%, to $0.4 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily related to the conversion of the Convertible Securities to shares of the Corporation’s common stock in connection with the completion of the Business Combination on January 7, 2021.
Amortization of Notes and Securities Discounts
Amortization of notes and securities discounts decreased $4.4 million, or 99.7%, to an immaterial amount for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The decrease related to the completion of the Business Combination on January 7, 2021, whereby the unamortized discount associated with the August 2019 tranche of the Convertible Securities was accelerated.

Gain on Derivative
There was no gain on derivative for the three months ended September 30, 2021, compared to a $68.1 million gain on derivative for the three months ended September 30, 2020. The change related to the capital contribution treatment of the elimination of the derivative associated with the Convertible Securities upon completion of the Business Combination on January 7, 2021.
Comparison of the Nine Months Ended September 30, 2021 and 2020
The following table summarizes our consolidated results of operations for the nine months ended September 30, 2021 and 2020. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Nine Months Ended September 30,
	2021	2020	Change ($)	Change (%)
	(in thousands)
Revenues
Premiums earned, net (Net of ceded premiums of $370 and $383 for the nine months ended September 30, 2021 and 2020, respectively	$598,390	$501,100	$97,290	19.4%
Direct Contracting revenue	439,020	—	439,020	*
Other income	2,550	5,555	(3,005)	(54.1)
Total revenues	1,039,960	506,655	533,305	105.3
Operating expenses
Net medical claims incurred	1,109,375	410,540	698,835	170.2
Salaries and benefits	201,555	57,339	144,216	251.5
General and administrative expenses	129,983	79,798	50,185	62.9
Premium deficiency reserve expense (benefit)	48,661	(16,357)	65,018	397.5
Depreciation and amortization	398	413	(15)	(3.6)
Other expense	191	—	191	*
Total operating expenses	1,490,163	531,733	958,430	180.2
Loss from operations	(450,203)	(25,078)	(425,125)	1,695.2

Change in fair value of warrants payable	(66,146)	31,903	(98,049)	(307.3)
Interest expense	2,817	25,560	(22,743)	(89.0)
Amortization of notes and securities discount	13,681	14,935	(1,254)	(8.4)
Gain on derivative	—	(87,475)	87,475	(100.0)
Net loss	$(400,555)	$(10,001)	$(390,554)	3,905.1%
* = Not presented because the prior period amount is zero or the amount for the line item changed from a gain to a loss (or vice versa) and thus yields a result that is not meaningful.
Premiums Earned, Net
Premiums earned, net increased $97.3 million, or 19.4%, to $598.4 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase was primarily due to membership growth of 17.0% from 57,503 Medicare Advantage members at September 30, 2020, to 67,281 Medicare Advantage members at September 30, 2021. Additional risk adjustment revenue of $7.7 million was recognized during the nine months ended September 30, 2021.
Direct Contracting Revenue
Our participation in Direct Contracting launched in April 2021. Revenue related to Direct Contracting was $439.0 million for the nine months ended September 30, 2021. This revenue was attributable to the alignment of Original Medicare beneficiaries to our DCE, which numbered 61,818 at September 30, 2021.

Other Income
Other income decreased $3.0 million, or 54.1%, to $2.6 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The decrease was primarily due to lower net investment income of $1.9 million and decreased rental income of $0.4 million during the nine months ended September 30, 2021, and the receipt of a $0.5 million state subsidy during the nine months ended September 30, 2020, that was not received in the nine months ended September 30, 2021.
Net Medical Claims Incurred
Net medical claims incurred increased $698.8 million, or 170.2%, to $1,109.4 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase was primarily due to the launch of Direct Contracting in April 2021, MA membership growth, and the impact from the COVID-19 pandemic as discussed in further detail immediately below.
As background, beginning in late March and early April 2020, the COVID-19 pandemic caused an increase in our inpatient hospital costs as members started to experience admissions related to the virus. The increase in hospital costs was ultimately more than fully offset by a reduction in outpatient and office-based utilization during the second quarter of 2020. In second quarter 2020, we experienced a reduction in utilization across all settings, including inpatient hospital admissions. By the end of the third quarter of 2020, our non-COVID-19 utilization of healthcare services returned to near pre-COVID-19 levels but remained slightly below historical benchmarks. Deferral of services and increased costs related to conditions that were exacerbated by a lack of diagnoses and treatment in the earlier periods of the pandemic contributed to increased utilization during the nine months ended September 30, 2021.
Salaries and Benefits
Salaries and benefits increased $144.2 million, or 251.5%, to $201.6 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase was primarily driven by higher year-over-year stock-based compensation expense of $127.6 million due to increased headcount and additional awards issued in connection with the Business Combination.
General and Administrative Expenses
General and administrative expenses increased $50.2 million, or 62.9%, to $130.0 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase was driven in part by increases in professional fees to support our growth and additional costs related to operating as a public company. Software application expense also increased due to the continued development of platform and information technology capabilities within the organization. For the nine months ended September 30, 2021, we also recognized $9.6 million in amortization expense related to deferred acquisition costs. There was no amortization expense related to deferred acquisition costs recognized for the nine months ended September 30, 2020.
Premium Deficiency Reserve Expense (Benefit)
A $48.7 million premium deficiency reserve expense was recorded for the nine months ended September 30, 2021. This expense includes amortization associated with a previously recorded reserve and a reserve deemed necessary for the remainder of 2021. For the nine months ended September 30, 2020, there was a benefit of $16.4 million related to amortization associated with a reserve deemed necessary as of the end of fiscal year 2019 for fiscal year 2020. The change was primarily due to management’s assessment of actual and anticipated experience related to the profitability of contracts.
Change in Fair Value of Warrants Payable
We reported an increase of $66.1 million on the change in fair value of warrants payable for the nine months ended September 30, 2021, compared to a decrease of $31.9 million for the nine months ended September 30, 2020. The increase for the nine months ended September 30, 2021, was due to the mark-to-market adjustment of the Public Warrants and Private Placement Warrants as of September 30, 2021, compared to the initial measurement value as of January 7, 2021. The decrease for the nine months ended September 30, 2020, was related to an increase in the valuation of the legacy warrants during the period. For additional information, see Note 5 (Fair Value Measurements) and Note 10 (Warrants Payable) to Financial Statements in this report.
Interest Expense
Interest expense decreased $22.7 million, or 89.0%, to $2.8 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily related to the conversion of the Convertible Securities to shares of the Corporation’s common stock in connection with the completion of the Business Combination on January 7, 2021.
Amortization of Notes and Securities Discounts
Amortization of notes and securities discounts decreased $1.3 million, or 8.4%, to $13.7 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The decrease primarily relates to the completion of the Business Combination on January 7, 2021, whereby the unamortized discount associated with the August 2019 tranche of the Convertible Securities was accelerated. The decrease was also driven by $0.6 million of amortization of debt discount associated with the Convertible Securities during the period from January 1, 2021, to January 7, 2021.

Gain on Derivative
There was no gain on derivative for the nine months ended September 30, 2021, as compared to a $87.5 million gain on derivative for the nine months ended September 30, 2020. This change relates to the capital contribution treatment of the elimination of the derivative associated with the convertible securities upon completion of the Business Combination on January 7, 2021.
Liquidity and Capital Resources
As of September 30, 2021, we had cash, cash equivalents, and short-term investments of $420.7 million. Additionally, as of September 30, 2021, we had $168.0 million of available-for-sale and held-to-maturity investment securities, an outstanding balance of $21.6 million on convertible notes issued by an indirect, wholly-owned subsidiary, and no outstanding balance on our Term Loan Notes. Our cash equivalents, short-term investments, and investment securities consist primarily of money market funds and U.S. government debt securities.
Since inception, we have financed our operations primarily from the proceeds we received through private sales of equity securities, issuances of convertible notes, premiums earned under our MA plans, borrowings under our term loan facility and, most recently, with our Direct Contracting revenues. We expect that our cash, cash equivalents, short-term investments, and our current projections of cash flows, taken together, will be sufficient to meet our projected operating and regulatory requirements for the next 12 months based on our current plans. Our future capital requirements will depend on many factors, including our needs to support our business growth, to respond to business opportunities, challenges or unforeseen circumstances, or for other reasons. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.

We operate as a holding company in a highly regulated industry. As such, we may receive dividends and administrative expense reimbursements from our subsidiaries, two of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company were $236.0 million and $5.4 million as of September 30, 2021, and December 31, 2020, respectively. This increase at the parent company primarily reflects proceeds from the Business Combination offset by capital contributions made to insurance subsidiaries, operating expenses, and repayment of debt. Our unregulated subsidiaries held $38.0 million and $44.6 million of cash, cash equivalents, and short-term investments as of September 30, 2021, and December 31, 2020, respectively. Our regulated insurance subsidiaries held $146.7 million and $46.4 million of cash, cash equivalents, and short-term investments as of September 30, 2021, and December 31, 2020, respectively. Additionally, our regulated insurance subsidiaries held $98.2 million and $54.7 million of available-for-sale and held-to-maturity investment securities as of September 30, 2021, and December 31, 2020, respectively. Our use of operating cash derived from our non-insurance subsidiaries is generally not restricted by departments of insurance (or comparable state regulatory agencies). Our regulated insurance subsidiaries have not paid dividends to the parent, and applicable insurance laws restrict the ability of our regulated insurance subsidiary to declare and pay dividends to the parent. Insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amounts calculated under any applicable formula would be permitted. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our regulated insurance subsidiary may in the future adopt statutory provisions more restrictive than those currently in effect. For additional information, please refer to the parent company financial statements and accompanying notes in Schedule II—Parent Company Financial Information contained in our Consolidated Financial Statements included in the Form 8-K/A.
For a detailed discussion of our regulatory requirements, including aggregate statutory capital and surplus as well as dividends paid from the subsidiaries to the parent, please refer to Notes 22, 23, and 24 to our Consolidated Financial Statements included in the Form 8-K/A.
Cash Flows
The following table summarizes our consolidated cash flows for the nine months ended September 30, 2021 and 2020.

Nine Months Ended September 30,	2021	2020
	(in thousands)
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(202,150)	$(58,594)
Net cash (used in) provided by investing activities	(328,956)	69,847
Net cash provided by financing activities	641,022	10,881

Operating Activities
Our largest source of operating cash flows is capitated payments from CMS. Our primary uses of cash from operating activities are payments for medical benefits.

For the nine months ended September 30, 2021, net cash used in operating activities was $202.2 million, which included net loss of $400.6 million. Non-cash activities included a $66.1 million gain as a result of the change in fair value of warrants payable and a $132.5 million charge to stock-based compensation expense. Changes to our working capital included a $48.7 million charge to our premium deficiency reserve and an increase of $13.2 million in surety bonds and deposits related to Direct Contracting.
For the nine months ended September 30, 2020, net cash used in operating activities was $58.6 million, which included a net loss of $10.0 million. Non-cash activities primarily consisted of a $87.5 million gain on derivative, $14.9 million in amortization of notes and securities discount, a $31.9 million loss on the change in fair value of warrants payable, and $4.9 million of stock-based compensation expense.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2021, of $329.0 million was primarily due to $705.6 million used to purchase investment securities, offset by $377.1 million provided from the sale and maturity of investment securities.
Net cash provided by investing activities for the nine months ended September 30, 2020, of $69.8 million was primarily due to $222.7 million provided from the sale and maturity of investment securities, partially offset by $152.2 million used to purchase investment securities.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2021, of $641.0 million was the result of $666.2 million in proceeds from the reverse recapitalization in connection with the Business Combination, net of transaction costs, partially offset by $30.9 million in principal payments on our outstanding Term Loan Notes.
Net cash provided by financing activities for the nine months ended September 30, 2020, of $10.9 million was primarily the result of $20.0 million in proceeds from the issuance of the Convertible Securities and $3.9 million from the acquisition of our noncontrolling interest, partially offset by $13.9 million in principal payments on our outstanding Term Loan Notes.
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
Material changes to our contractual obligations and commitments as of September 30, 2021, as compared to the amounts disclosed as of December 31, 2020, in the Form 8-K/A included: (1) the recognition of a performance guarantee of $244.6 million in connection with the Corporation’s participation in the DC Model, (2) the impact of the exercise and redemption of all of our Public Warrants and Private Placement Warrants in the third quarter of 2021, which reduced our warrants payable from $97.8 million at December 31, 2020, to none at September 9, 2021, (3) the voluntary payment of the remaining principal of $20.7 million and interest of $0.2 million under the Loan Facility on June 29, 2021, and (4) the conversion of $373.8 million of Convertible Securities into common stock of the Corporation, effective as of the completion of the Business Combination. These developments are described in Note 19 (Direct Contracting), Note 10 (Warrants Payable), Note 9 (Notes and Securities Payable), and Note 3 (Business Combination) to Financial Statements in this report, respectively. There were no other material changes to our contractual obligations and commitments as compared to those disclosed in the Form 8-K/A. For additional information regarding our remaining estimated contractual obligations and commitments, see Note 9 (Notes and Securities Payable), Note 11 (Derivative Liabilities), Note 18 (Commitments and Contingencies) and Note 19 (Direct Contracting) to Financial Statements in this report.
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

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. We evaluate, on an ongoing basis, our significant accounting estimates, which include, but are not limited to, net claims and claims adjustment expense and revenue recognition, including the risk adjustment provisions related to Medicare contracts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions, impacting our reported results of operations and financial condition.

We believe that the accounting policies and estimates described below involve a significant degree of judgment and complexity. Accordingly, we believe these are the most critical to aid in fully understanding and evaluating our Condensed Consolidated Financial Condition and Results of Operations. For further information, see Note 2 (Summary of Significant Accounting Policies) to the Financial Statements in the Form 8-K/A.

Net Medical Claims Incurred - MA
Net medical claims incurred is recognized in the period in which services are provided and includes paid claims and an estimate of the cost of services which have been incurred but not yet reported (IBNR) and certain other unpaid claims and adjustments. IBNR represents a substantial portion of our unpaid claims, as reflected below:

	Nine Months Ended September 30,
	2021		2020
	Total	%	Total	%
	(dollars in thousands)
IBNR	$121,870	90.5%	$83,497	89.2%
Other unpaid claims	7,953	5.9	6,778	7.2
Claims adjustment expense	4,875	3.6	3,340	3.6
Total unpaid claims and claims adjustment expense	$134,698	100.0%	$93,615	100.0%
Management determines the unpaid claims and claims adjustment expense with a supplemental perspective provided by a third-party actuarial firm. We estimate our unpaid claims by following a detailed actuarial process that uses both historical claim payment patterns as well as emerging medical expense trends to project the best estimate of claims liabilities. These data and trends include historical data adjusted for claims receipt and payment patterns, cost trends, product mix, seasonality, utilization of healthcare services, changes in membership, provider billing practices, benefit changes, known outbreaks of disease, including COVID-19 or increased incidence of illness such as influenza, the incidence of high dollar or catastrophic claims and other relevant factors. These factors are used to determine our lag-dependent completion factors, which represent the average percentage of total incurred claims that have been paid through a given date after being incurred. Completion factors are applied to claims paid through the period-end date to estimate the ultimate claim expense incurred for the period.

The completion factors are the most significant factor impacting the IBNR estimate. We continually adjust our completion factor with our knowledge of recent events that may impact current completion factors when establishing our reserves. Because our reserving practice is to consistently recognize the actuarial best estimate using an assumption of moderately adverse conditions as required by actuarial standards, there is a reasonable possibility that variances between actual completion factors and those assumed in our September 30, 2021 and 2020, unpaid claim estimates would fall around the middle of the ranges previously presented in our completion factor sensitivity table.

Actuarial standards require the use of assumptions based on moderately adverse experience, and as such, a provision for adverse deviation (PAD) is recognized on current reserves and released on prior reserves. For further discussion of our reserving methodology, including our use of completion factors to estimate IBNR, refer to Note 2 (Summary of Significant Accounting Policies) within the Financial Statements in the Form 8-K/A.
Net Medical Claims Incurred - DCE
Net medical claims incurred for the DCE is recognized in the period in which services are provided and includes paid claims and an estimate of the cost of services which have been incurred but not yet reported and certain other unpaid claims and adjustments. IBNR represents a substantial portion of our unpaid claims, as reflected below:

	Nine Months Ended September 30, 2021
	Total	%
	(dollars in thousands)
IBNR	$5,512	100.0%
Other unpaid claims	—	—
Claims adjustment expense	—	—
Total unpaid claims and claims adjustment expense	$5,512	100.0%
Our actuaries estimate the unpaid claims by following a detailed actuarial process that uses historical claim payment patterns. We extrapolate in order to form an opinion of ultimate incurred claims based on claims that have been paid to date. This is generally most effective for mature coverage months under stable periods of claims adjudication; therefore, for the estimates of Primary Care Qualified Evaluation and Management expenses, we evaluate IBNR using the pattern of weekly (rather than monthly) services and payments. Under this approach, we include an average historical “age-to-age” estimate, excluding the highest and lowest of the historical factors. We also set a lower limit on the cumulative or “age-to-ultimate” development factors at 1.0, to prevent negative amounts incurred but not paid as a result of expected claim recoveries from being factored into our IBNR.
In addition, for more recent coverage periods we utilize historical estimates of completed claims to estimate the cost of subsequent months based on either expected or known changes in cost drivers. These cost drivers include weekday seasonality, secular seasonality, direct COVID cases and other adjustments as necessary, which enable our actuaries to estimate claims when the available claims experience is either limited or ambiguous.

Our actuaries also consider this population’s history of observed completion percentages in estimating ultimate claims incurred, using completion percentages that are consistent with historical ranges and informed by new information with other functional departments.

Clover’s reserving practice is to recognize the actuarial best estimate of our ultimate liability for claims. Actuarial standards require the use of assumptions based on moderately adverse experience, and as such, a provision for adverse deviation is recognized on current reserves and released on prior reserves. The PAD is lower for DCE than MA; for DCE, we can use more precise reserving practices, based on our own modeling, than the approach CMS uses for MA.
Premium Deficiency Reserve Expense (Benefit)
A premium deficiency reserve is established when future premiums and current reserves are not sufficient to cover future claim payments and expenses for the remainder of a contract period. These reserves are required for solvency regulation, to help ensure that a reporting entity’s contractual obligations will be adequately funded. We assess the profitability of our MA contracts with CMS to identify those contracts where current operating results or forecasts indicate probable future losses. Premium deficiency reserve expense (benefit) is recognized in the period in which the losses are identified. We may identify and recognize additional premium deficiency reserves depending on the rates that are paid to us by CMS based on our actuarial bids and the utilization of healthcare services by our members.
Revenue Recognition - MA
We receive monthly premiums from the federal government according to government specified payment rates and various contractual terms. Revenue from premiums earned is recognized as income in the period in which members are entitled to receive services. Premiums received in advance of the service period are reported as other liabilities and subsequently recognized as revenue in the period earned.

CMS uses a risk-adjustment model which adjusts premiums paid to MA contracts, based on member risk scores, which are meant to compensate plans that enroll beneficiaries with higher-than-average health risks and to reduce payments for healthier beneficiaries who have lower health risks. Risk scores are based on member diagnoses from the previous year and are periodically adjusted retroactively based on additional plan data collection. Risk adjustments can have a positive or negative retroactive impact to rates. Prospective payments to MA plans are based on the estimated cost of providing standard Medicare-covered benefits to a member with an average risk profile. Under the risk-adjustment methodology, all MA plans must collect and submit the necessary diagnosis code information to CMS within prescribed deadlines. Estimated retroactive lump-sum settlement payments are accrued within revenue for premiums earned to account for the difference between lag risk scores, mid-year risk scores and final risk scores. Any known or expected unfavorable risk score impacts related to quality assurance diagnosis deletions or risk adjustment data validation audits are also considered within accruals and are recorded as a reduction of revenue from premiums earned, based on available information.
Medicare Advantage Part D
Payments received from CMS and members in connection with our participation in the Medicare Advantage Part D program are determined from our annual bid and represent amounts for providing prescription drug insurance coverage; these amounts are recognized as premium revenue for providing this insurance coverage ratably over the term of the annual contract.

Part D CMS payments are subject to risk sharing through risk corridor provisions. The risk corridor provisions compare costs targeted in bids to actual prescription drug costs, limited to actual costs that would have been incurred under the standard coverage as defined by CMS. Variances exceeding certain thresholds may result in CMS making additional payments to us or requiring us to refund to CMS a portion of the premiums received. Management estimates and recognizes an adjustment to premium revenue related to these provisions based upon pharmacy claims experience and input from third-party experts. Management records a receivable or payable at the contract level.

Rebates are paid by drug manufacturers to our pharmacy benefit manager (PBM) which shares a portion of the rebates with us. Management estimates favorable adjustments to medical expenses related to rebates negotiated by the PBM on our behalf. Estimates are based on both actual and estimated pharmacy claims experience throughout the year as well as input from third-party experts and the PBM. Management records a receivable at the contract level.

There are additional cost-sharing elements that are recorded within medical expenses and take into account factors such as member income levels, brand-name versus generic drug spend, and total spend by member within a plan year. Management estimates and recognizes adjustments to medical expenses based upon inputs such as pharmacy claims experience, rebate activity, and input from third-party experts. Management records a receivable or payable at the end of the year based on these items.
Revenue Recognition - DCE
Direct Contracting revenue represents CMS’s total expense incurred for medical services provided on behalf of DCE Beneficiaries during months in which they were alignment eligible during the performance year. Direct Contracting revenue is calculated by taking the sum of the capitation payments made to us for services within the scope of our capitation arrangement and FFS payments made to providers directly from CMS. Direct Contracting revenue is also known in the DC Model as performance year expenditures and is the primary component used to calculate shared savings or shared loss versus the performance year benchmark. Direct Contracting revenue includes a direct reduction or increase of shared savings or loss, which is calculated as the difference between the total benchmark and the total cost of care. Premiums and recoupments incurred in direct relation to the DC Model are recognized as a reduction or increase in Direct Contracting revenue.
Direct Contracting Receivable and Performance Year Obligation
Performance year receivable and obligation represents the average Medicare beneficiary’s total cost of care for beneficiaries aligned to our DCE and refers to the target expenditure amount that will be compared to Medicare expenditures for items and services furnished to aligned beneficiaries during a performance year. This comparison will be used to calculate shared savings and shared losses.

The key inputs in determining the performance year receivable and obligation are trends, risk score, and the number of beneficiaries aligned to the DCE. We begin our benchmark estimation process with benchmark reports delivered from the Centers for Medicare & Medicaid Services Innovation Center (CMMI) on a quarterly basis, which drive the determination of whether certain inputs to that calculation need to be adjusted or accrued as a result of more accurate data. Prospective and retrospective trends are set at a national level, and while it is unlikely we would deviate from CMMI’s estimates, we could adjust from the benchmark report due to new information received directly from CMMI, national studies we complete ourselves, or other anticipated policy updates that we believe are probable and estimable. The preliminary benchmark is set based on risk scores with data captured as of a certain point in time. Once new data is received, an updated analysis of claims provides an opportunity for the benchmark to be adjusted. Lastly, beneficiary counts are updated through the year and represent a timing difference between CMMI reporting, for which we accrue. For the initial performance year, seasonality was assessed in the calculation of the benchmark.
Warrants
Legacy Warrants
In September 2015, we issued warrants to purchase 2,100,000 shares of our common stock. On March 21, 2017, we entered into a loan facility (the "Loan Facility") for an aggregate principal amount of $60.0 million. In conjunction with the Loan Facility, we issued 1,266,284 warrants to purchase shares of our Series D preferred stock. The September 2015 warrants and the Loan Facility warrants were determined to be freestanding instruments as they were detachable and separately exercisable. These warrants were accounted for as derivative instruments in accordance with ASC 815-40 and were presented within warrants payable on the Condensed Consolidated Balance Sheet. The warrant liabilities were measured at fair value at inception and on a recurring basis until redeemed, with changes in fair value presented within change in fair value of warrants payable in the Condensed Consolidated Statement of Operations and Comprehensive Loss.
In November 2016 and December 2017, we issued warrants to purchase 261,681 shares of our common stock to a service provider for services performed. For warrants issued to non-employees as payment for services, such as the November 2016 and December 2017 warrants, we consider the warrants to be in scope of stock-based compensation guidance to non-employees. To determine whether the warrants should be classified as liabilities or equity awards, we evaluate the criteria for debt accounting guidance because share-based payments classified as liabilities under this guidance would also be classified as liabilities under the stock-based accounting guidance. As the November 2016 and December 2017 warrants did not meet any of the criteria to be accounted for as debt, they were classified as equity awards. On the grant date, these warrants were measured by estimating the fair value of the equity instruments to be issued. Stock-based compensation expense was recorded for the vested portion of the warrants.
On October 5, 2020, we entered into the Merger Agreement with SCH and simultaneously amended the terms of the legacy warrants, and they were automatically converted into common stock in connection with the Business Combination.

Public Warrants and Private Placement Warrants
We assumed, in connection with the Business Combination, Public Warrants and Private Placement Warrants to purchase shares of our Class A Common Stock. These warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrants payable on the Condensed Consolidated Balance Sheet. The warrant liabilities were measured at fair value at inception and on a recurring basis until redeemed, with changes in fair value presented within change in fair value of warrants payable in the Condensed Consolidated Statement of Operations and Comprehensive Loss. The Public Warrants were classified within Level 1 of the fair value hierarchy because the fair value was equal to the publicly traded price of the Public Warrants, and the Private Placement Warrants were classified within Level 2 of the fair value hierarchy because the fair value was estimated using the price of the Public Warrant. On July 22, 2021, we issued a press release stating that we would redeem all unexercised Public Warrants and Private Placement Warrants. In connection with the redemption, effective August 24, 2021, the Public Warrants were delisted and classified within Level 2 of the fair value hierarchy as the fair value of the Public Warrants was based on proportional changes in the price of our common stock. There were no Private Warrants outstanding at August 24, 2021.
Derivative Liabilities
We evaluated the embedded features of the Convertible Securities by applying the derivatives accounting guidance. Derivatives embedded within non-derivative instruments, such as convertible securities, are bifurcated from the host instrument when the embedded derivative is not clearly and closely related to the host instrument. The embedded derivatives associated with the Convertible Securities were recognized as derivative liabilities and recorded at fair value.

For additional information around the fair value and inputs used in the modeling related to the liability-classified warrants, please refer to the information contained in our Consolidated Financial Statements included in the Form 8-K/A.

Fair values of the legacy warrants and derivative liabilities related to the Convertible Securities were estimated using a probability-weighted expected return method, where the values of various instruments were estimated based on an analysis of future values of our business, assuming various future outcomes. The resulting instruments’ values were based upon the probability-weighted present value of expected future investment returns, considering each of the possible future outcomes available to us, as well as the economic benefits attributable to each class of instruments. The expected future investment returns were estimated using a variety of methodologies, including both the market approach and the income approach, where an observable quoted market does not exist, and were generally classified as Level 3. Such methodologies included reviewing values ascribed to our most recent financing, comparing the subject instrument with similar instruments of publicly traded companies in similar lines of business, and reviewing our underlying financial performance and subject instrument, including estimating discounted cash flows. To estimate the fair value attributable to the derivative liabilities, the “with and without” approach is used. An evaluation of multiple scenarios for future payoffs for the underlying Convertible Securities was performed using option pricing models, and probability-weighted average value indications were used to arrive at the estimated fair values.

For information on fair values of the Public Warrants and Private Warrants, please refer to the section entitled “Warrants” above.

Stock-based Compensation
We measure and recognize compensation expense for all stock-based awards, including stock options, restricted stock units granted to employees, directors, and non-employees, and stock purchase rights granted under the Employee Stock Purchase Plan (ESPP) to employees, based on the estimated fair value of the awards on the date of grant. The fair value of each stock option and ESPP opportunity granted is estimated using the Black-Scholes option-pricing model. The fair value of each RSU is based on the estimated fair value of our common stock on the date of grant.

The measurement date for employee awards is the date of grant, and stock-based compensation costs are recognized as expense over the employees’ requisite service period, which is the vesting period, on a straight-line basis. The measurement date for non-employee awards is the date of grant without changes in the fair value of the award. Stock-based compensation costs for non-employees are recognized as expense over the vesting period on a straight-line basis. Stock-based compensation expense is classified in the Condensed Consolidated Statements of Operations and Comprehensive Loss within salaries and benefits. We recognize stock-based compensation expense for the portion of awards that have vested. Forfeitures are recorded as they occur.

We also grant certain awards that have performance-based vesting conditions, including performance restricted stock units that become eligible to vest if prior to the vesting date the average closing price of one share of our common stock for ninety consecutive days equals or exceeds a specified price (Market PRSUs). Stock-based compensation expense for such awards is recognized using an accelerated attribution method from the time it is deemed probable that the vesting condition will be met through the time the service-based vesting condition has been achieved. The determination of the grant-date fair value using an option-pricing model is affected by the estimated fair value of our common stock as well as assumptions regarding a number of other complex and subjective variables.

These variables include expected stock price volatility over an expected term, actual and projected employee stock option exercise behaviors, the risk-free interest rate for an expected term, and expected dividends. The assumptions used in our option-pricing model represent our best estimates. These estimates involve inherent uncertainties and the application of judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

These assumptions are estimated as follows:

Expected term - For stock options considered to be “plain vanilla” options, we estimate the expected term based on the simplified method, which is essentially the weighted average of the vesting period and contractual term, as our historical option exercise experience does not provide a reasonable basis upon which to estimate the expected term.

Expected volatility - We perform an analysis of using the average volatility of a peer group of representative public companies with sufficient trading history over the expected term to develop an expected volatility assumption.

The grant date fair value of the Market PRSUs is recognized as expense over the vesting period under the accelerated attribution method and is not adjusted in future periods for the success or failure to achieve the specified market condition. The grant date fair value of Market PRSUs is determined using a Monte Carlo simulation model that incorporates multiple valuation assumptions, including the probability of achieving the specified market condition, expected volatility and risk-free interest rate.

See Note 15 to our Condensed Consolidated Financial Statements in the 8-K/A for a complete description of the accounting for stock-based compensation awards.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign currency exchange rates and commodity prices. Our consolidated balance sheets include assets and liabilities with estimated fair values that are subject to market risk. Our primary market risk has been interest rate risk associated with investments in instruments with fixed maturities. We do not have material exposure to commodity risk.
We are also exposed to credit risk on our investment portfolio. We manage the exposure to credit risk in our portfolio by investing in high quality securities and diversifying our holdings.
We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. Our investment policy is focused on preservation of capital, liquidity and earning a modest yield. Substantially all of our investment portfolio is invested in U.S. Treasury fixed maturity securities. As of September 30, 2021, none of our fixed maturity securities portfolio was unrated or rated below investment grade.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our "Certifying Officers"), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2021, our disclosure controls and procedures were effective.
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

The material weakness related specifically to our application of the FASB Accounting Standards Codification for derivatives (ASC 815) in the valuation of the embedded derivative features of the convertible securities of Clover Health Investments Corp. and its consolidated subsidiaries as of prior to the consummation of the Business Combination at December 31, 2020, and the varying treatment of each tranche of such securities under ASC 815. The derivative liability in connection with the convertible securities should have been valued at $44.8 million but was instead valued at $0. For the quarter and fiscal year ended December 31, 2020, the adjustment decreased the gain on derivatives by $44.8 million, with a corresponding increase to net loss for the same periods, in each case as compared to the amounts reflected in the Corporation's press release announcing our financial results for the three months and year ended December 31, 2020, that we furnished in a Current Report on Form 8-K that was filed on March 1, 2020. Management has determined that the material weakness was remediated due to the fact that the embedded derivative was extinguished upon the consummation of the Business Combination on January 7, 2021.
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
For example, since February 2021, Clover has received subpoenas from the SEC related to certain disclosures and aspects of our business as well as certain matters described in an article issued on February 4, 2021, by Hindenburg Research LLC (the "Hindenburg article"). We are cooperating with the SEC's investigation. The Hindenburg article, which discussed, among other things, an ongoing inquiry by the U.S. Attorney's Office for the Eastern District of Pennsylvania relating to, among other things, certain of our arrangements with providers participating in our network and programs and the Clover Assistant, was the subject of our Current Report on Form 8-K filed with the SEC on February 5, 2021.
Additional information concerning legal proceedings can be found in Note 18 (Commitments and Contingencies) to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, which information is incorporated by reference into this item.

Item 1A. Risk Factors.
In the course of conducting our business operations, we are exposed to a variety of risks, any of which have affected or could materially adversely affect our business, financial condition and results of operations. The market price of our common stock could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occurs. The following risk factors include any material changes to and supersede the risk factors previously disclosed in the 2020 Form 10-K and our Quarterly Report on Form 10-Q for the three months ended June 30, 2021.
Risk Factor Summary
Consistent with the foregoing, our business is subject to a number of risks and uncertainties, including those risks discussed at length below. These risks include, among others, the following, which we consider to be our most material risks:
•We have incurred net losses in the past, we anticipate increased expenses in the future, and we may not be able to achieve or maintain profitability.
•We have relatively limited experience with the Clover Assistant, and initial results may not be indicative of future performance.
•Our expansion into Direct Contracting presents new risks to our business.
•Our future performance depends in part on increasing the lifetime value of enrollments, which are realized over several years, and any failure to do so could negatively affect our future prospects and results of operations, including our ability to attain or increase profitability.
•If we fail to estimate, price for and manage medical expenses in an effective manner, the profitability of our Medicare Advantage plans and Direct Contracting business could decline, which could materially and adversely affect our results of operations, financial position, and cash flows.
•CMS’s risk adjustment payment system makes our revenue and profitability difficult to predict and could result in material retroactive adjustments to our results of operations.
•We are subject to risks associated with the COVID-19 pandemic, which could have a material adverse effect on our business, results of operations, financial condition, and financial performance.
•If adoption and use of the Clover Assistant is lower than we expect, our growth may slow or stall, or we may experience a decline in our Lives under Clover Management, and our operating results could be adversely affected.
•If we are unable to succeed in expanding our Lives under Clover Management, our future growth would be limited, and our business, financial condition, and results of operations would be harmed.
•Our members and DCE Beneficiaries remain concentrated in certain geographic areas and populations, which exposes us to unfavorable changes in local benefit costs, reimbursement rates, competition, and economic conditions.
•Our new markets, particularly rural markets, may not be as profitable to serve as our existing markets.
•Our operating results may be adversely affected if we are unable to grow our provider networks or contract with providers, medical facilities, and other entities on competitive terms.
•We may be unable to effectively manage our growth, which could have a material adverse effect on our business, financial condition, and results of operations.
•Our international operations pose certain risks to our business that may be different from risks associated with our domestic operations.
•We are currently, and may in the future be, subject to investigations and litigation, which could be costly and time-consuming to defend, and the outcomes of which cannot be predicted.

•We derive substantially all of our total revenues from Medicare Advantage premiums and Direct Contracting revenue and expect to continue to derive a substantial portion of our total revenues in the future from these lines of business. Changes or developments in Medicare or the health insurance system and laws and regulations governing the health insurance markets in the United States could materially adversely affect our business, operating results, financial condition, and prospects.
•Failure to protect or enforce our intellectual property rights could impair our ability to protect our internally-developed technology and our brand, and our business may be adversely affected.
•Our failure to obtain or maintain the right to use certain of our intellectual property could negatively affect our business.
•The market prices and trading volume of our shares of Class A common stock have experienced extreme volatility in recent periods, and such volatility could return, regardless of our operating performance.
•Sales of substantial amounts of our securities in the public markets, or the perception that they might occur, could cause the market price of our common stock to decline.
•The dual class structure of our common stock has the effect of concentrating voting power with certain stockholders, including our directors, executive officers, principal stockholders, and their respective affiliates, who held in the aggregate 88.5% of the voting power of our capital stock as of September 30, 2021. This ownership will limit or preclude the ability of our other stockholders to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
•Certain provisions in our corporate charter documents and under Delaware law may prevent or hinder attempts by our stockholders to change our management or to acquire a controlling interest in us, and the trading price of our Class A common stock may be lower as a result.

Risks Related to Our Business and Industry

We have incurred net losses in the past, we anticipate increased expenses in the future, and we may not be able to achieve or maintain profitability.
We have incurred net losses of $400.6 million and $10.0 million for the nine month periods ended September 30, 2021 and 2020, respectively, and $136.4 million and $363.7 million for the years ended December 31, 2020 and 2019, respectively. Our accumulated deficit was approximately $1,429.5 million as of September 30, 2021. We expect our operating costs will increase substantially in the foreseeable future and that our losses will continue as we expect to invest significant additional funds towards growing our business and operating as a public company. In particular, we expect to continue to invest in improving the Clover Assistant and our technology infrastructure, developing our clinical care programs, increasing adoption of the Clover Assistant platform, expanding our marketing and outreach efforts, growing our provider networks, expanding our operations geographically, increasing headcount to support our growth, and developing future offerings that improve care and supplement our revenue streams. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses.
We currently generate revenue from (i) premiums earned (MA premiums earned) in connection with the members under our Medicare Advantage (MA) plans (the “members”), and (ii) capitation payments from the Centers for Medicare & Medicaid Services (CMS) (“Direct Contracting Revenue” and, collectively with MA premiums earned, “total revenues”) for medical services provided on behalf of the Original Medicare beneficiaries aligned to the Company’s Direct Contracting Entity (DCE) in connection with CMS’s Global and Professional Direct Contracting Model (the “DCE Beneficiaries” and, collectively with the members, “Lives under Clover Management” or the “beneficiaries”). Even if we are successful in increasing our Lives under Clover Management and consequently increasing our total revenues from MA premiums earned and Direct Contracting Revenue, we may not successfully and effectively predict, price and manage the medical costs relating to our Lives under Clover Management. As a result, our expenses from net medical claims incurred could exceed any increase in total revenues.
Furthermore, even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. To date, we have financed our operations principally from the sale of our equity securities, MA premiums earned, Direct Contracting Revenue, and the incurrence of indebtedness. Our cash flow from operations was negative for the nine month periods ended September 30, 2021 and 2020, and the years ended December 31, 2020 and 2019, and we may not generate positive cash flow from operations in any given period. If we are not able to achieve or maintain profitability or positive cash flow, we will require additional financing, which may not be available on favorable terms, or at all, or which could be dilutive to our stockholders. If we are unable to successfully address these risks and challenges as we encounter them, our business may be harmed, which could negatively affect the value of our common stock.

We have relatively limited experience with the Clover Assistant, and initial results may not be indicative of future performance.
Since launching the Clover Assistant in 2018, we have continued to develop its features and capabilities, adapt our go-to-market strategy and adjust its integration with our Medicare Advantage (MA) plans, our Direct Contracting business, and third-party systems.

As a result we may not fully understand the impact of the Clover Assistant on our business and long-term prospects. While the medical care ratio, a measure defined as our total net medical claims expenses incurred divided by premiums earned (MCR), for returning Medicare Advantage members with a PCP who used the Clover Assistant, tends to be lower than the MCR for returning Medicare Advantage members with a PCP who did not use the Clover Assistant, our long-term success depends on maintaining and continuing to improve these effects over time in the markets we serve. There can be no assurance that these effects will improve or persist over time in our current markets or that we can replicate these results as we expand into new markets or into Direct Contracting. We also cannot be certain about the extent to which this differential resulted from use of the Clover Assistant by providers or by other factors. If we are unable to drive and maintain significant reductions in MCR for our members or net medical claims incurred as a percentage of Direct Contracting Revenue (Direct Contracting Margin) for our DCE Beneficiaries to support our business model, it would have a material and adverse effect on our business, financial condition, and results of operation.

Our expansion into Direct Contracting presents new risks to our business.

We expanded our business into CMS’ new Direct Contracting Model (DC Model) in April 2021, enabling us to target a larger market opportunity, the Medicare fee-for-service (FFS) market, which is the largest segment of Medicare. As such, our Direct Contracting business is in the early stages of development, and we are subject to the risks inherent to the launch of any new business, including the risks that we may not generate sufficient returns to justify our investment and that it may take longer or be more costly to achieve the expected benefits from this new program. In connection with our expansion into Direct Contracting, we are enhancing and iterating the functionality of Clover Assistant as well as forming relationships with a greater number of providers, and we may face new risks and difficulties, many of which we may not be able to predict or foresee. Also, because the DC Model is a new model designed by CMS’s Center for Medicare & Medicaid Innovation (CMMI), CMMI is constantly evaluating the program and may revise the applicable rules and design at any time, and such changes may have a significant impact on our ability to carry out our business. For example, certain CMMI model methodologies, including but not limited to, allowed provider classes, beneficiary alignment, benchmark establishment, and risk score modeling, are subject to continued evaluation and could materially impact profitability. Similarly, while the DC Model is expected to run through December 31, 2026, CMMI can determine to terminate the program at any time, and in some cases may be required to do so, and if the program is terminated, we will no longer be able to target the FFS market, which in turn could reduce the return on our investments and negatively impact our business, financial condition, results of operations and future prospects.

Our future performance depends in part on increasing the lifetime value of enrollments, which are realized over several years, and any failure to do so could negatively affect our future prospects and results of operations, including our ability to attain or increase profitability.

Our future performance is primarily dependent on our ability to utilize the Clover Assistant to drive down the lifetime cost of care for our beneficiaries and utilize our clinical care capabilities to improve the quality of care for our beneficiaries. By doing so, we aim to drive per member per month (PMPM) medical expense savings and generate more accurate risk adjustment data over time. If we fail to achieve such decreases in cost of care, our business, results of operations and financial condition will be adversely affected. See the section entitled “—If we fail to estimate, price for and manage medical expenses in an effective manner, the profitability of our Medicare Advantage plans and Direct Contracting business could decline, which could materially and adversely affect our results of operations, financial position and cash flows.”

Furthermore, if we are unable to retain our members and DCE Beneficiaries, our ability to realize the returns on our investments in the Clover Assistant platform could be negatively affected. The lifetime value of our enrollments could be impacted by a variety of factors, including penetration of the Clover Assistant, cost of care reductions from our clinical programs and the length of time a member remains enrolled in our plan or a DCE Beneficiary remains aligned to our DCE. For example, since returning MA members tend to have lower MCR than do new MA members, rapid membership growth or other shifts in the mix of new and returning members could adversely affect our MCR in the near-term and lead to greater losses. Similarly, any investment we make in early identification and treatment of disease and preventative treatment to reduce healthcare costs that would be incurred in the future might not be realized if those members choose not to enroll with us in future years. Likewise, because any conditions identified and treated in a given year do not impact risk scores until the following plan year, if our members do not re-enroll in subsequent enrollment periods, we would not be compensated for the additional treatment of conditions that we otherwise would have been entitled to the following year. Accordingly, if we are unable to retain our members and realize a significant lifetime value for our enrollments in line with our projections, we may not be able to generate sufficient revenues to offset our losses and expenses, which would adversely affect our business, financial condition and results of operations and our ability to attain or increase profitability.

While we are only in our first performance year under the DC Model, we believe that similar to our MA members, returning DCE Beneficiaries could also tend to have a lower Direct Contracting Margin than do the average DCE Beneficiaries who are newly aligned to our DCE due in part to consistent adoption of the DCE’s strategies by participating providers through the demonstration period. Rapid growth in DCE Beneficiaries or other shifts in the mix of net and returning DCE Beneficiaries could adversely affect our Direct Contracting Margin in the near-term and lead to greater losses.

If we fail to estimate, price for and manage medical expenses in an effective manner, the profitability of our Medicare Advantage plans and Direct Contracting business could decline, which could materially and adversely affect our results of operations, financial position and cash flows.

Through our MA plans, we assume the risk of both the cost of medical services for our members, or medical expenses, and administrative costs for our members in return for monthly premiums, which we are paid by the Centers for Medicare & Medicaid Services (CMS) on a per member basis. The Patient Protection and Affordable Care Act (ACA) requires that we spend at least 85% of those premiums on healthcare services, covered benefits and quality improvement efforts, and we generally use at least 85% of our premium revenues to pay for these costs. As a result, our ability to enhance the profitability of our MA plans and Direct Contracting business depends in significant part on our ability to predict, price and effectively manage medical costs, which are affected by utilization rates, the cost of service and the type of service rendered.

Through our Direct Contracting business, with the exception of certain CMS risk mitigation mechanisms (i.e., the optional stop-loss program and the mandatory risk corridor program), we assume full risk (i.e., 100% shared savings and shared losses) for the total cost of care of DCE Beneficiaries. Our DCE’s expenditures on covered items and services (Medicare Parts A and B) for our DCE Beneficiaries and capitation paid to the DCE during a performance year are compared to a target amount of Medicare expenditures on those covered items and services (Performance Year Benchmark), and as such, managing those covered items and services in an effective manner is directly related to our financial impact. Further, as part of the DC Model, the Performance Year Benchmark is scheduled to be lowered by CMS on a gradual scale, starting at a 2% discount in 2021 and increasing to a 5% discount by 2026. Due to this increasing discount, one of the primary mechanisms to mitigate the financial impact of this adjustment will be for the DCE to continually improve its medical expense management over the demonstration period.

Two key factors in our ability to manage medical expenses are the adoption of and engagement with the Clover Assistant by the providers who treat our MA members and DCE Beneficiaries (collectively, the “Providers”) and enrollment in our clinical care programs, including our in-home primary care program (Clover Home Care), by our most at-risk members and DCE Beneficiaries. By driving adoption of and engagement with the Clover Assistant by our Providers, we seek to promote the provision of high-quality medical care driven by real-time, personalized and actionable insights to healthcare providers at the point of care. Through the Clover Assistant, we support effective care coordination and care management informed by data analytics, help members and DCE Beneficiaries receive appropriate preventive care, and promote proper utilization management. We also operate Clover Home Care, an in-home primary complex care program for our most chronically ill members and DCE Beneficiaries, whose medical costs are disproportionately high compared to our other members and DCE Beneficiaries, to further improve quality of life and healthcare for those individuals. If we fail to drive adoption of and engagement with the Clover Assistant by our Providers or fail to accurately identify members at high risk for near-term hospitalization for our complex care management program, we could fail to drive significant reductions in MCR for our members and Direct Contracting Margin for our DCE Beneficiaries, which would have a material and adverse effect on our business, financial condition, and results of operation.

Our premiums under MA plans are based on bids submitted to CMS in June the year before the contract year. Although we base our MA plan bids on our estimates of future medical costs over the fixed contract period, many factors may cause actual costs to exceed the costs estimated and reflected in premiums or bids. These factors may include medical cost inflation; increased use of services; increased cost of individual services; large-scale medical emergencies (such as the COVID-19 pandemic); the introduction of new or costly drugs, treatments and technology; new treatment guidelines; new mandated benefits (such as the expansion of essential benefits coverage) or other regulatory changes; and insured population characteristics. While we believe the Clover Assistant may enable us to make better predictions regarding future medical costs, there can be no assurance that better predictions will be made or that we would be able to realize the benefits of those predictions.

Our DCE Performance Year Benchmark, which is a target amount of Medicare expenditures against which the DCE’s Performance Year Expenditures are compared to measure shared savings or losses with CMS, is a product of a number of variables, many of which are difficult to estimate at the beginning of the performance year. While we believe our estimate of the Performance Year Benchmark will become more accurate through the performance year as claims are incurred, our exact Performance Year Benchmark will not be known until final reconciliation with CMS. These variables include, but are not limited to, claims trends, beneficiary risk scores, and the mix of claims aligned vs. voluntarily aligned beneficiaries. If the final Performance Year Benchmark is less than anticipated, the profitability of our Direct Contracting business will suffer.

In addition, Providers who treat our members and DCE Beneficiaries may decline to follow appropriate care recommendations and may not carry out effective care coordination and care management. While we deploy the Clover Assistant and promote its adoption by all of our Providers in order to mitigate such risks, even in settings where adoption and use of the Clover Assistant is widespread, there can be no assurances that adherence to evidence-based protocols will be pervasive. Furthermore, our members and DCE Beneficiaries may decline to seek out appropriate preventive care, participate in our readmission and complex care programs, or follow their Provider’s care and healthful living recommendations. We and the Providers, moreover, might not identify the appropriate members and DCE Beneficiaries who can most benefit from our clinical care programs.

Medicare Advantage and Medicare Part D plans are also subject to risks associated with increased medical or pharmaceutical costs. Business models for market participants involved in the financing and supply of pharmaceutical products rely on certain benchmarks and practices (e.g., pricing based on Average Wholesale Price, or the use of Maximum Allowable Cost lists). It is uncertain how these business models will evolve and whether other pricing benchmarks will be introduced and widely adopted. Legislation may also lead to changes in the pricing for the Medicare Advantage program. While we believe we have adequately reviewed our assumptions and estimates regarding these complex and wide ranging programs under Medicare Advantage and Medicare Part D, including those related to collectability of receivables and establishment of liabilities, actual results may be materially different from our assumptions and estimates and could have a material adverse effect on our business, financial condition and results of operations.

CMS’s risk adjustment payment system makes our revenue and profitability difficult to predict and could result in material retroactive adjustments to our results of operations.

CMS has implemented a risk adjustment payment system for Medicare health plans to improve the accuracy of payments and establish appropriate compensation for Medicare plans that enroll and treat less healthy Medicare beneficiaries. CMS’s risk adjustment model bases a portion of the total CMS reimbursement payments on various clinical and demographic factors, including hospital inpatient diagnoses, diagnosis data from hospital outpatient facilities and provider visits, gender, age, and Medicaid eligibility. CMS requires that all managed care companies capture, collect, and report the necessary diagnosis code information to CMS, which information is subject to review and audit for accuracy by CMS. Although we have an auditing and monitoring process in place to collect and provide accurate risk adjustment data to CMS for these purposes, that program may not be sufficient to ensure accuracy, and additional investment and testing will be required to enhance and expand it. Therefore, there is a possibility that our risk adjustment data collection efforts and data submitted to CMS might have been or will be inadequate. If the risk adjustment data incorrectly overstates the health risk of our members, we might be required to return to CMS overpayments and/or be subject to penalties or sanctions, or if the data incorrectly understates the health risk of our members, we might be underpaid for the care that we must provide to our members, any of which could harm our reputation and have a negative impact on our results of operations and financial condition. CMS may also change the way that they measure risk or adjust risk scores, and the impact on any such changes on our business is uncertain.

CMS establishes premium payments to MA plans based on the plans’ approved bids at the beginning of the calendar year. Based on the members’ known demographic and risk information, CMS then adjusts premium levels on two separate occasions during the year on a retroactive basis to take into account additional member risk data. The first such adjustment updates the risk scores for the current year based on prior years’ dates of service. The second such adjustment is a final retroactive risk premium settlement for the prior year. We account for estimates of such adjustments on a monthly basis. In addition, from time to time, CMS makes changes to the way it calculates risk adjustment payments, which may impact our revenues. For example, CMS is phasing-in the process of calculating risk scores using diagnosis data from the Risk Adjustment Processing System (RAPS) to diagnosis data from the Encounter Data System (EDS). The RAPS process requires MA plans to apply a filter based on CMS guidelines and only submit diagnoses that satisfy those guidelines. For submissions through EDS, CMS requires MA plans to submit all the encounter data, and CMS will apply the risk adjustment filtering to determine the risk scores. For the 2020 payment year, 50% of the risk score was calculated from claims data submitted through EDS, and CMS has gradually increased that percentage such that 75% of the risk score will be calculated from claims data submitted through the EDS in 2021. The transition from RAPS to EDS could result in different risk scores from each dataset as a result of plan processing issues, CMS processing issues, or filtering differences between RAPS and EDS, and any reduction in risk adjustments for our members could have a material adverse effect on our results of operations, financial position, or cash flows.

The Direct Contracting Performance Year Benchmark is also risk adjusted, driven by the risk scores of our DCE Beneficiaries, and our DCE currently utilizes the same CMS-Hierarchical Condition Categories (HCC) prospective risk adjustment model used in the MA program. Further, there are specific DC Model rules including a retrospective Coding Intensity Factor that will be applied to our DCE Beneficiaries’ risk scores to limit risk score growth relative to the baseline period. In addition, a DCE-level cap will be applied to the growth in risk scores to further diminish the incentive for coding intensity that does not reflect true health status burden. Notably, contrary to MA, the DC Model does not currently accept supplemental encounter data directly from the DCE. As such, claims corrections which include diagnosis additions or deletions must be directly submitted to CMS by providers through their standard FFS claims process. The DCE may make accruals in accounting periods to account for risk score accuracy for which we believe diagnoses are present but not yet recognized in the beneficiaries’ risk scores due to correction timing with CMS. The nature of these estimates is similar to our MA business and presents similar risks. Further, as noted, because the DC Model is a new model designed by the CMMI, CMMI is constantly evaluating the program and may revise the applicable rules and design of the Risk Score methodology at any time.

As a result of the COVID-19 pandemic, risk adjustment scores may also fall as a result of reduced data collection, decreased patient visits, or delayed medical care, and limitations on payments for certain telehealth services. As a result of the variability of factors affecting plan risk scores that determine such estimations, the actual amount of CMS’s retroactive payment could be materially more or less than our estimates. Consequently, our estimate of our plans’ aggregate member risk scores for any period, and our accrual of premiums related thereto, may result in favorable or unfavorable adjustments to our Medicare premium revenue, which may affect our profitability.

We are subject to risks associated with the COVID-19 pandemic, which could have a material adverse effect on our business, results of operations, financial condition, and financial performance.

We are susceptible to the adverse effects associated with the COVID-19 pandemic, which is having a major impact on health systems, businesses, governments and member activities. The ultimate severity, magnitude, and duration of the COVID-19 pandemic is uncertain and rapidly changing. The full extent to which the COVID-19 pandemic may impact our business, results of operations, and financial condition remains uncertain. Current uncertainties relating to the COVID-19 pandemic that could impact our future results include the development of new COVID-19 variants, such as the “Delta” variant, and the potential for further deferrals of elective or preventive care due to additional COVID-19 outbreaks and resulting stay-at-home orders, which in turn could result in exacerbated health conditions, higher future medical costs, and/or a reduction in risk adjustments and benchmarks against which future CMS bids will be assessed.

We continue to mobilize the full strength of our resources to deliver support for our members and Providers and deliver innovative solutions and support for the communities we serve. For example, we have implemented multi-channel member communications to support COVID-19 vaccination access and availability, Provider support for telehealth adoption by Clover Home Care practices, and the provision of in-home COVID-19 vaccinations for our most vulnerable beneficiaries. However, there can be no assurances that our efforts will be successful or that any of our solutions will be adopted by our Providers.

The impact of the COVID-19 pandemic on our business is primarily dependent upon the ultimate pacing, intensity in our markets and duration of the crisis, which are factors we cannot predict at this time. These factors will drive the related treatment, testing, coverage and other services we provide our beneficiaries. In 2020, the healthcare system experienced deferrals of elective care due to the COVID-19 pandemic, which decreased utilization of healthcare services. The ultimate consequences of delaying medical care are uncertain but they may result in additional medical complications, increased medical costs in future periods and/or reduction in benchmarks that future bids will be assessed against. In particular, a significant portion of our strategy is based on the notion that we can reduce our beneficiaries’ medical costs by utilizing the Clover Assistant to encourage Providers to engage with our beneficiaries to help prevent a deterioration of their health. As a result of the crisis associated with the COVID-19 pandemic, in 2021 we have experienced a significant increase in medical care costs. If a significant portion of our beneficiaries experience a deterioration in health, if our beneficiaries seek care that was deferred during the pandemic, or if our beneficiaries with chronic conditions require additional care resulting from missed treatments, we may experience a continued increase in medical care costs. There can be no assurance that these increased costs were appropriately taken into account when we set the prices for our premiums or that the premiums we receive from the U.S. government and fees we charge will be sufficient to cover the medical and administrative costs that we could ultimately incur. The decreased utilization of Medicare FFS healthcare services during the COVID-19 pandemic may also lead to a reduction in the benchmarks that future CMS bids will be assessed against. If we experience increased medical costs in future periods as a result of the delay in medical care during the COVID-19 pandemic, and those costs are set against reduced benchmarks, our revenue and operating results would be materially adversely impacted. Additionally, if the COVID-19 pandemic results in a decrease in the number of primary care or general wellness visits, adoption of the Clover Assistant by physicians and other providers may be impeded, and our ability to iterate and improve the accuracy of Clover Assistant may be affected. With respect to our Direct Contracting operating segment, the Direct Contracting Benchmark is based on national trends, and while we believe we have certain protections in our DCE's participation agreement with CMS, Clover could be disproportionately affected by COVID-19 if impacts in concentrated regional service areas are significantly above or below national averages.

Governments have modified, and may continue to modify, regulatory standards around various aspects of healthcare in response to the COVID-19 pandemic, and these rapidly changing standards may create challenges for us to ensure timely compliance and meet various contractual obligations. Also, insofar as governments do not modify regulatory standards in light of the COVID-19 pandemic, the changing circumstances may undercut our ability to meet regulatory performance standards and carry out effective and efficient business operations. For example, the precipitous decline in provider office visits, and the concomitant rise of telehealth visits, including audio-only visits, may impair risk adjustment data collection efforts that CMS takes into account for purposes of determining risk adjustment revenue. Also, because our beneficiaries may elect not to leave home for provider visits or preventive care services and may experience heightened depression or other negative health consequences during the pandemic, our ability to address care gaps measured by the CMS Star Ratings programs may be limited. Because our members and DCE Beneficiaries are concentrated in areas that were and continue to be especially hard hit by the pandemic, our performance on CMS Star Ratings measures may be more negatively impacted than that of other MA plans.

The COVID-19 pandemic has also curtailed the ability of our clinical program physicians and providers to care for our most seriously ill members through Clover Home Care, our complex care program, and our hospital readmissions prevention program. Although we have made great strides in treating our beneficiaries during this time through telemedicine, there are some conditions that cannot adequately be addressed remotely. Also some beneficiaries may be unwilling to participate or continue to participate in telehealth visits. In 2021, we have increased the percentage of in-person visits we have had with our beneficiaries, but there may be recurring instances of periods when we are not able to do so. Even when public health experts deem it safe to return to treat members in their homes, our providers may be unwilling to treat our beneficiaries in their homes, or beneficiaries might be unwilling to accept care in their homes. Our Providers themselves might also become infected with COVID-19, or they may leave their positions with us because they do not want to treat people in their homes. Because our most chronically ill members are responsible for a significantly disproportionately high share of our medical expenses, our potential inability or difficulty of providing targeted services to this population can undercut our ability to manage our overall medical expenses.

We have also transitioned a significant number of our team members to at-home work environments in an effort to mitigate the spread of COVID-19. This transition may decrease effectiveness, including our ability to maintain service levels and ratings, and exacerbate certain risks to our business, including demand for information technology resources, increased vulnerabilities to cybersecurity attacks, and increased risk of unauthorized dissemination of sensitive personal information or proprietary or confidential information about us or our beneficiaries. The COVID-19 pandemic and any resulting economic downturn may cause us to need less office space than we are contractually committed to leasing and prevent us from finding subtenants for such unused office space. Additional disruptive impacts of the COVID-19 pandemic on our workforce include business closures in impacted areas, further restrictions on our employees’ and service providers’ ability to travel, impacts to productivity if our employees or their family members experience health issues, and potential delays in hiring and onboarding of new employees. We may take further actions that alter our business operations as may be required by local, state, or federal authorities or that we determine are in the best interests of our employees or beneficiaries. Such measures could negatively affect our sales and marketing efforts, sales cycles, employee productivity, or beneficiary retention, any of which could harm our financial condition and business operations.

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

Governmental authorities in the United States have recently proposed or issued vaccine mandates requiring certain employers, including federal contractors and employers with at least 100 employees, to ensure that their employees are fully vaccinated against COVID-19, subject to certain exceptions as provided for in the applicable mandate, or, in some cases, be regularly subject to COVID-19 testing. As we are a federal contractor and employ at least 100 employees, any such recently issued or future vaccine mandate could negatively impact our ability to attract or retain workers, including healthcare providers. The loss of, or inability to attract, employees could negatively impact our ability to carry out our business and provide care to our beneficiaries and other critical services, and thus could have a material adverse effect on our business and results of operations.

If adoption and use of the Clover Assistant is lower than we expect, our growth may slow or stall, or we may experience a decline in our Lives under Clover Management, and our operating results could be adversely affected.

An important part of our growth strategy depends on our ability to increase adoption and use of the Clover Assistant, including by providers who also use electronic health records (EHR) systems. We have directed, and intend to continue to direct, a significant portion of our financial and operating resources to developing the Clover Assistant platform and expanding its usage. There can be no assurance that adoption of Clover Assistant will continue to grow, or that rates of engagement will be maintained or increase. A number of factors could potentially negatively affect adoption of the Clover Assistant and provider engagement, including but not limited to:
•difficulties convincing providers of the value, benefits and usefulness of the Clover Assistant; particularly in markets where we have fewer beneficiaries;
•our failure to integrate with EHR systems;
•our failure to attract, effectively train and retain effective sales and marketing personnel;
•our failure to develop or expand relationships with strategic partners;
•our failure to capitalize on co-branding opportunities;

•delays in implementation of CMS interoperability requirements;
•difficulties in scheduling meetings with providers, and providing demonstrations and trainings related to the Clover Assistant;
•our failure to compete effectively against alternative products or services, including overcoming perceptions that existing systems, including EHR systems, are similar and adequate, or that Clover Assistant will increase administrative burdens;
•technical or other problems impacting availability or reliability of the platform, including limited broadband access in certain rural areas;
•difficulties for members and DCE Beneficiaries in accessing their Providers and a corresponding decrease in the number of primary care visits;
•privacy and communication, safety, security or other concerns;
•adverse changes in our platform that are mandated by, or that we elect to make, to address, legislation, regulatory authorities or litigation;
•poor user experiences; and
•the attractiveness of our brand or reputation.

In addition, if we are unable to enroll a sufficient number of patients of a particular physician or provider group in our MA plans, we may have difficulty motivating such physician or provider group to utilize the Clover Assistant, which is not available for use with non-Clover members. Furthermore, if we are unable to address the needs of providers using the Clover Assistant, if providers are dissatisfied with the Clover Assistant, or if new alternative solutions effectively compete with us, providers may decline to use the Clover Assistant.

If the Clover Assistant is not adopted as quickly as we anticipate in the markets in which we operate, we may be unable to collect and provide valuable actionable data to providers treating our beneficiaries in such markets, which could prevent us from driving significant reductions in MCR for our beneficiaries in such markets and would in turn curtail our ability to offer competitively priced MA Plans and realize shared savings against the DCE benchmark in such markets. Any such events could result in higher medical expenses and reduced cash flows. As a result, if we are unsuccessful in our efforts to drive adoption of the Clover Assistant, our business, results of operations and financial condition could be harmed.

Our ability to attract new users and retain existing users of the Clover Assistant also depends in large part on our ability to continually enhance and improve its features, integrations, and capabilities to continue to provide a useful tool for providers. Accordingly, we must continue investing resources in improving and enhancing the Clover Assistant. For example, in response to the COVID-19 pandemic, we incorporated changes related to telemedicine into the Clover Assistant. Among other things, these changes allow for integrated video usage within the Clover Assistant platform, allowing the provider to perform the telehealth visit while viewing the same actionable information all in one seamless platform. The success of any enhancement to the Clover Assistant will depend on several factors, including timely completion and delivery, adequate quality testing, integration with existing technologies, adequate training of and messaging to providers, and overall market acceptance. Any new features, integrations, and capabilities that we develop may not be introduced in a timely or cost-effective manner, may contain errors, failures, vulnerabilities, or bugs, or may not achieve market acceptance. Furthermore, we may be delayed in our plans to offer certain new features, integrations, and capabilities during the COVID-19 pandemic, particularly if our teams are unable to effectively interact with providers and their offices to provide training and appropriate support for new offerings, or our teams are required to further pivot to focus on our pandemic response, or our remote working strategies fail to maintain or increase productivity, or if there are delays in the hiring and onboarding of new employees, or if regulatory compliance issues arise.

If we are unable to succeed in expanding our Lives under Clover Management, our future growth would be limited, and our business, financial condition and results of operations would be harmed.

We derive substantially all of our total revenues from MA premiums earned and Direct Contracting Revenue, which are primarily driven by the number of members under our MA plans and the number of our DCE Beneficiaries, respectively. As a result, the number of Lives under Clover Management is critical to our success, and we are continually executing several growth initiatives, strategies, and operating plans designed to increase the number of Lives under Clover Management, including the expansion of our Medicare Advantage and DCE offerings in both additional markets across the United States and in markets we currently serve. We may not be able to successfully complete these growth initiatives, strategies, and operating plans and realize all of the expected potential benefits, including achieving cost savings, better plan economics and more affordable healthcare. In addition, even if we are successful in achieving this growth, doing so may be more costly than we anticipate, and if we are not able to manage our costs our results could be materially adversely affected. See the section entitled “—If we fail to estimate, price for, and manage our medical expenses in an effective manner, the profitability of our Medicare Advantage plans and Direct Contracting business could decline, which could materially and adversely affect our results of operations, financial position and cash flows.”

Prior to 2020, we primarily focused on offering our MA plans in nine counties within New Jersey. In 2021, we offered our MA plans in 108 counties across eight states, and cared for 67,281 MA members as of September 30, 2021. Additionally, we are launching our MA plans in an additional 101 counties and an additional state in 2022. While we intend to continue to grow our MA membership by increasing our share in existing service areas and entering into new service areas, we may not be able to successfully achieve this growth for a number of reasons. Our ability to attract and retain members may be impacted by several factors, including, without limitation:
•lack of brand recognition;
•difficulties developing strategic co-marketing relationships;
•general lack of shopping for plans by MA eligible beneficiaries;
•shifting consumer preferences, including a preference by members to enroll with an MA plan sponsored by the insurer of the commercial plan in which they enrolled before they became eligible for Medicare, a preference by members to enroll in various special needs plans, which we do not offer;
•a failure to effectively compete and offer low cost and high value plans;
•difficulties establishing an attractive network in new markets;
•regulatory changes affecting the overall pool of MA eligible beneficiaries; and
•difficulties growing our provider networks and contracting with providers and medical facilities on competitive terms.

In addition, in some instances, Original Medicare or other insurers’ MA plans may be more attractive to a consumer than our MA plans. For example, though a substantial majority of our members are on open-network plans that enable them to visit any doctor participating in Medicare who will see them, our HMO plans have restrictions on the network of doctors that HMO members can see, and other providers participating in Medicare may choose to see no MA members or only MA members participating in specific plans. It is also possible that Original Medicare or other insurers’ MA plans may offer better provider networks in particular markets or better benefits, in which case those plans may be more attractive to a consumer than our MA plans. When the time to choose an MA plan comes, Medicare-eligible consumers may also choose to stay with the same insurer that was offered by their employer instead of transitioning to our insurance plan. In those instances, consumers may opt not to purchase a MA plan from us.

The growth in our membership is highly dependent upon our success in attracting new members during the Medicare annual enrollment period and open enrollment period. If our ability or the ability of our partners to market and sell our MA plans is constrained during an enrollment period for any reason, such as technology failures, reduced allocation of resources, any inability on the part of our partners to timely employ, license, train, certify and retain employees and contractors and their agents to sell plans, interruptions in the operation of our website or systems, disruptions caused by other external factors, such as the COVID-19 pandemic, or issues with government-run health insurance exchanges, we could acquire fewer new members than expected or suffer a reduction in the number of our existing members and our business, operating results and financial condition could be harmed.

As of September 30, 2021, we had 61,818 aligned DCE Beneficiaries. As of that date, we had approximately 850 contracted participating providers managing primary care for our DCE Beneficiaries and, additionally, we had approximately 865 preferred providers and preferred facilities in our DCE network. DCE Beneficiary growth is dependent upon the number and size of the providers that contract with the DCE, and CMS’s alignment rules. While we intend to continue to grow our DCE Beneficiaries by increasing our contracts in existing service areas and entering into new service areas, we may not be able to successfully achieve this growth for a number of reasons. Our ability to attract and retain DCE Beneficiaries may be impacted by several factors, including, without limitation:
•lack of brand recognition;
•regulatory changes affecting the overall pool of Medicare eligibles;
•regulatory changes impacting provider participation in Medicare value-based programs;
•failure to effectively compete and offer competitive payment incentives to attract participating providers and “preferred” providers, which include specialists and ancillary facilities that agree to participate in Direct Contracting with Clover’s DCE;
•programmatic adjustments made to the DC Model;
•changes in existing shared savings programs or the addition of new shared savings programs;

•changes in the alignment methodology that CMS uses to align beneficiaries to participants in the DC Model;
•changes in our ability or the process required to voluntarily align beneficiaries; and
•any notification that CMS intends to discontinue or alter the DC Model or our participation in the program in a significant manner.

Other factors that could limit our beneficiary growth include, among others, potential non-compliance with CMS requirements and other laws and regulations, which could result in sanctions against us that prevent us from, among other actions, marketing or enrolling in existing markets or entering new markets; delays in the anticipated timing of activities related to such growth initiatives, strategies, and operating plans; increased difficulty and cost in implementing these efforts, including difficulties in complying with existing as well as new regulatory requirements; and the incurrence of other unexpected costs associated with operating the business.

In addition, our decisions concerning the allocation of management and financial resources toward efforts to grow our Lives under Clover Management in certain markets may not lead to the growth we expect, or any growth. Similarly, our potential decisions to delay entering or terminate our services in any market may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or potential for membership growth in any specific market, our business, financial condition and results of operations could be materially adversely affected. As a result, we may fail to capitalize on viable commercial opportunities or be required to forgo or delay pursuit of opportunities that may later prove to have greater commercial potential than those we choose to pursue.

As a result, we cannot assure you that we will be able to increase our number of Lives under Clover Management or to the extent to which we will be able to achieve beneficiary growth.

Our members and DCE Beneficiaries remain concentrated in certain geographic areas and populations, which exposes us to unfavorable changes in local benefit costs, reimbursement rates, competition and economic conditions.

Our MA members and DCE Beneficiaries remain concentrated in certain geographic areas in the United States and in certain populations. Many are low-income, and a significant number are people of color. As of September 30, 2021, approximately 90% of our Medicare Advantage members, most of whom were in two metropolitan areas, were residents of New Jersey. With respect to the DCE, as of September 30, 2021, approximately 40% of our DCE Beneficiaries were aligned to providers in New York, with an additional 35% in New Jersey and 15% in Kansas. Unfavorable changes in healthcare or other benefit costs or reimbursement rates or increased competition in New Jersey or any other geographic area where our members and DCE Beneficiaries becomes concentrated in the future could therefore have a disproportionately adverse effect on our operating results. Additionally, the geographic concentration and low-income status of a significant portion of our members and DCE Beneficiaries may make them more vulnerable to events such as the COVID-19 pandemic. In particular, a disproportionate number of our members and DCE Beneficiaries may be affected by the COVID-19 pandemic, access to care may be more difficult, and proposed responses, including telehealth, may not be accessible.

Our new markets, particularly rural markets, may not be as profitable to serve as our existing markets.

While we have plans to grow our Lives under Clover Management geographically and across demographics, there is no guarantee that we will be successful in doing so. In addition, as a result of our mission to make great healthcare available to everyone, we seek to provide high-value and affordable MA plans in every market in which we operate and do not exclude MA-eligible beneficiaries that may be higher risk for requiring increased medical costs. Through our participation in the DC Model, we are also planning to expand into new markets through contracting with participating and preferred providers. Given that there are significant health disparities in the United States based on minority and socioeconomic status, and that our low-income and minority members tend to have more chronic illnesses, our strategy could result in our healthcare costs exceeding those of comparable MA plans and other participants in the DC Model who seek to curate their membership. While we believe that with the Clover Assistant we can reduce costs of all of our beneficiaries and drive increasingly better unit economics at scale, there can be no assurances that we will succeed in doing so. We intend to expand into an increasing percentage of counties that CMS classifies as rural. Due to the rural nature of these markets, including the disposition of healthcare in those areas, we may have difficulty providing the same level and types of clinical care as we provide in our other markets. If the medical expenses of beneficiaries in such counties are higher than we anticipate, or if the rates of Clover Assistant adoption in such counties are lower than we anticipate, we may not be able to serve such counties with economic results as favorable as we expect in non-rural counties that we currently predominately serve. If the clinical care we can provide in these rural markets is limited, we may not be able to achieve the same cost savings in these markets as we have previously achieved in our existing markets. As a result, if we are unable to profitably grow and diversify our Lives under Clover Management geographically, our revenue and operating results may be disproportionately affected by adverse changes affecting our beneficiaries.

Our operating results may be adversely affected if we are unable to grow our provider networks or contract with providers, medical facilities, and other entities on competitive terms.

Our success requires that we successfully maintain and grow our provider networks and contract with providers and medical facilities in new markets in order to meet CMS requirements relating to network adequacy. In addition, in order to retain our members and DCE Beneficiaries and attract additional beneficiaries, our provider networks, including those providers participating in Medicare and willing to see our patients but who we have not contracted with, must be not only adequate, but attractive, providing Medicare-eligible beneficiaries access to the providers and facilities that they want. We also provide prescription drug benefits and contract with pharmacy benefit management service suppliers to manage pharmacy benefits for our members. There can be no assurance that we will be able to contract with new providers, facilities and other entities in our current markets or new markets in which we enter or renew any contracts we maintain with existing providers or facilities on favorable terms, if at all. If we are unable to enter into new contracts or maintain contracts with providers or facilities in certain markets, we may be unable to meet network adequacy requirements which would prevent us from serving such markets, and could have a material adverse effect on our business, financial condition and results of operations.

In addition, certain markets in the United States are dominated by a few providers or facilities, have a limited number of providers in a particular specialty or have a limited number of facilities, which may make it particularly difficult for us to enter into such markets and compete effectively. This may be especially true if those providers, specialists, or facilities are unwilling to contract with us, demand higher payments or take other actions that could result in higher medical care costs for us, less desirable plans and products for members and providers, a decline in our growth rate or difficulty in meeting regulatory or accreditation requirements. Our ability to develop and maintain satisfactory relationships with providers and facilities may also be negatively impacted by factors not associated with us, such as changes in Medicare programs and other pressures on healthcare providers, including consolidation activity among hospitals, physician groups, and other healthcare providers. Such organizations or provider groups may compete directly with us, which could adversely affect our growth. The failure to maintain or to secure new cost-effective provider contracts may make it more difficult to increase adoption of the Clover Assistant by providers as well as lead to higher costs, healthcare provider network disruptions and less attractive options for our beneficiaries, any of which could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to effectively manage our growth, which could have a material adverse effect on our business, financial condition and results of operation.

If we are unable to manage our growth effectively, we may incur unexpected expenses, which could materially adversely affect our business, financial condition and results of operations. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our information technology (IT), security infrastructure, and financial and accounting systems and controls, which will place additional demands on our resources and operations. We must also attract, train and retain, or contract with third parties to provide a significant number of qualified software engineers, IT engineers, data scientists, medical personnel, insurance operations personnel, sales and marketing personnel, management personnel and professional services personnel, and the availability of such personnel, in particular software engineers, may be constrained. This will require us to invest in and commit significant financial, operational, and management resources to grow and change in these areas which may disrupt our operations and performance and adversely affect our business, financial condition, and results of operation.

We operate in a competitive industry, and if we are not able to compete effectively, our business, financial condition, and results of operations will be harmed.

The markets for MA plans and related products are highly competitive. We compete in certain segments within the healthcare market, including MA plans as well as other healthcare technology platforms, and have entered into other markets, such as the DC Model. Competition in our market involves rapidly changing technologies, evolving regulatory requirements and industry expectations, new product offerings and constantly evolving beneficiary and provider preferences and user requirements. We currently face competition from a range of companies, including other incumbent MA providers and health insurance companies, many of whom are developing their own technology or partnering with third-party technology providers to drive improvements in care. Our competitors generally include large, national insurers, such as United Health, Aetna, Humana, Cigna and Centene, that provide MA plans, as well as regional-based companies or health plans that provide MA plans, including Blue Cross Blue Shield affiliates, hospital systems and provider-based organizations. We also face competition from Original Medicare. In addition, as we enter into new markets, and into Direct Contracting, we may compete with regional start-up companies that offer MA plans and other participants in the DC Model. Also, as we develop other products and enter new lines of business, such as Direct Contracting, and other companies do the same, we may compete with providers of healthcare technology platforms, EHR providers, telehealth providers, healthcare data analytics providers and accountable care organizations (ACOs). Furthermore, ACOs and practice management companies, which aggregate physician practices for administrative efficiency and marketing leverage, and other organizational structures that physicians, hospitals, and other healthcare providers choose, may change the way in which providers interact with us and may change the competitive landscape. If we are unable to continue to grow and enhance our product and service offerings to our provider users and beneficiaries, develop and deliver innovative and potentially disruptive products and services to satisfy evolving market demands, or develop and recruit qualified physicians and other provider specialists, we may not remain competitive, and we risk inability to maintain or increase our Lives under Clover Management, lack of adoption of our products and services by beneficiaries and provider users, and loss of current market share to existing competitors and disruptive new market entrants.

Any one of these competitive pressures in our market, or our failure to compete effectively, may result in fewer plans being offered; a reduction in plan benefits; reduced services; a loss of existing beneficiaries or inability to grow our number of beneficiaries; fewer provider users; reduced revenues; lower gross margins; and loss of market share. Any failure to meet and address these factors would harm our business, results of operations and financial condition.

We compete with larger companies that may have stronger brands, and consolidation among competitors would increase competition.

Some of our competitors may have greater name recognition, longer operating histories, stronger and more extensive provider networks and other partner relationships, significantly greater financial, technical, marketing, and other resources, lower labor and development costs, greater access to healthcare data and larger member bases than we do. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns, and adopt more aggressive pricing or payment policies that could allow them to build larger beneficiary bases or provider networks than we have. Our competitors may also provide more desirable products or services or take better care of their members.

Further, the healthcare industry in the United States has experienced a substantial amount of consolidation, resulting in a decrease in the number of insurance carriers, providers and payors. For example, in January 2020, Centene Corporation acquired Wellcare Health Plans, Inc., which resulted in the significant expansion of Centene’s Medicare footprint. Continued consolidation among providers reduces the number of potential contracting providers in certain geographies, which could lead to reduced leverage in our contract negotiations with those parties, which would limit our ability to expand adoption of the Clover Assistant. If we are unable to contract with a provider in a market that has experienced significant consolidation, we may face challenges to establishing or maintaining network adequacy and attractiveness in those markets. Additionally, new competitors may arise as consolidation may create providers that, in and of themselves, meet network adequacy requirements for a market and, as a result, start their own MA plans in that market. In addition, our current or potential competitors may be acquired by third parties with greater available resources, as seen in the 2018 acquisition of Aetna by CVS Health. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements and may have the ability to initiate or withstand substantial price competition. Our future growth and success depend on our ability to successfully compete with other companies providing similar services and technological offerings. New competitors or alliances may emerge that have greater market share, a larger beneficiary base, a stronger and larger provider network, more widely adopted proprietary technologies, greater ability to care for their members, greater marketing expertise, or greater financial resources and larger sales forces than we have, which could put us at a competitive disadvantage. Considering these factors, even if our MA plans and technology platform are more effective than those of our competitors, current or potential beneficiaries may purchase competitive plans in lieu of purchasing our health plans, or providers may adopt competing technology platforms in lieu of the Clover Assistant. Any such events could adversely affect our business, financial condition, and results of operations.

Our failure to estimate incurred but not reported claims accurately would affect our results of operations.

Due to the time lag between when medical services are actually rendered by our providers and when we (or CMS with respect to the DCE) receive, process and pay a claim for those medical services, our medical care costs include estimates of our incurred but not reported (IBNR) claims. We estimate our medical expense liabilities using actuarial methods based on historical data adjusted for claims receipt and payment patterns, cost trends, product mix, seasonality, utilization of healthcare services, changes in beneficiaries, provider billing practices, benefit changes, known outbreaks of disease, including COVID-19, or increased incidence of illness such as influenza, the incidence of high dollar or catastrophic claims and other relevant factors. Actual conditions, however, could differ from those we assume in our estimation process. We continually review and update our estimation methods and the resulting accruals and make adjustments, as necessary, to medical expense when the criteria used to determine IBNR change and when actual claim costs are ultimately determined. As a result of the uncertainties associated with the factors used in these assumptions, the actual amount of medical expense that we incur may be materially more or less than the amount of IBNR originally estimated. If our estimates of IBNR are inadequate in the future, our reported results of operations would be negatively impacted. Further, our inability to estimate IBNR accurately may also affect our ability to take timely corrective actions, further exacerbating the extent of any adverse effect on our results.

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

If we are unable to expand our sales and marketing infrastructure or if we fail to overcome challenges relating to marketing of our MA plans and DC business, we may fail to enroll sufficient beneficiaries to meet our forecasts.

We derive substantially all of our total revenues from MA premiums and Direct Contracting Revenue, and we expect that they will continue to account for a substantial portion of our total revenues for the foreseeable future. As a result, our financial condition and results of operations are and will continue to be highly dependent on the ability of our sales force to adequately promote and market our MA plans to enroll new members and retain our existing members, and to successfully market our DC business to the national provider network to contract with new participating providers and grow our number of DCE Beneficiaries. If our sales and marketing representatives fail to achieve their objectives, our Lives under Clover Management could decrease or may not increase at levels that are in line with our forecasts.

We plan to continue to expand our sales and marketing infrastructure to drive beneficiary growth through third-party partnerships, including marketing relationships with insurance brokers and field marketing organizations, strategic partners in certain geographical markets, and co-branding arrangements with doctors and other provider institutions to increase our local market penetration. If we are not successful at converting the opportunities presented by new distribution channels and access to local markets, we may not be able to grow our number of beneficiaries or our plans as quickly as we need to, or at all. For example, if insurance brokers and field marketing organizations choose not to market and sell our plans, our business and results of operations would be adversely affected. In addition to the financial impact of having fewer beneficiaries than we anticipated, if we do not grow our Lives under Clover Management, we could find it difficult to retain or increase our contracted providers at favorable rates, which could jeopardize both our ability to provide plans in our current markets or expand into new markets and also our ability to do so in a cost-efficient manner. Additionally, we could be limited in the amount of data that we are able to acquire to further iterate on and refine the Clover Assistant. This, in turn, could compromise our ability to deliver on our goals of using the Clover Assistant to decrease costs and improve care.

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

In addition to the challenges to expand our sales and marketing efforts, we face significant challenges generally in our marketing efforts. We may market our MA plans through a number of channels including, but not limited to, direct mail, marketing materials in providers’ offices, and tele-sales. Any disruption to any of these methods of communication may compromise our ability to effectively market our MA plans. Further, due to regulations governing when and how we are allowed to market our plans, we have a limited time frame annually to plan and execute on our marketing plans and if we encounter issues with execution during this time frame, we have an even more limited window to address those issues before we are forced to wait for the next annual marketing window. Failure to execute on our marketing plans in the limited window allowed by Medicare regulations could negatively affect our annual member enrollment and our business, financial condition and results of operations could be adversely affected. In addition, as one of the newest entrants in the MA business, we face certain disadvantages in free marketing channels provided by the federal government. For example, the Medicare Plan Finder, which provides Medicare-eligible beneficiaries a place to compare plans according to specific characteristics, currently sorts plans with similar characteristics in part based on their plan identification number. As a newer plan, our number is higher and accordingly, Medicare-eligible beneficiaries using this tool may have to click through many pages before they are ever made aware of our plan offerings. While we are engaging with CMS in an effort to change its sorting logic, incumbents in the MA business have increased visibility in this marketing channel and in similar marketing channels, which could reduce our take rate and negatively affect our business, results of operations, and financial condition. If we are unable to expand our sales and marketing capabilities, we may not be able to effectively commercialize our existing or planned solutions, which could result in reduced member enrollment and the failure of our enrollment rate to increase in line with our forecasts.

If we fail to develop widespread brand recognition or are unable to maintain or enhance our reputation, our business, financial condition and results of operations will be harmed.

We believe that developing widespread brand recognition and maintaining and enhancing our reputation is critical to our relationships with existing providers and beneficiaries, and to our ability to attract new providers and beneficiaries to our platform and offerings. The promotion of our brand may require us to make substantial investments, and we anticipate that, as our market becomes increasingly competitive, these marketing initiatives may become increasingly difficult and expensive. Brand promotion and marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur, and our results of operations could be harmed. In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of our providers or beneficiaries, could harm our reputation and brand and make it substantially more difficult for us to attract new providers or beneficiaries. If we do not successfully develop widespread brand recognition and maintain and enhance our reputation, our business may not grow and we could lose our relationships with providers or members and beneficiaries, which would harm our business, financial condition and results of operations.

If we do not continue to innovate and provide services that are useful to our beneficiaries and providers, we may not remain competitive, and our business, financial condition and results of operations could suffer.

The market for healthcare in the United States is in the early stages of structural change and is rapidly evolving toward a more value-based care model. Our success depends on our ability to keep pace with technological developments, satisfy increasingly sophisticated beneficiary and provider user requirements, and sustain and grow market acceptance. Our future financial performance will depend in part on our growth in this market and on our ability to adapt to emerging market demands, including adapting to the ways our members and beneficiaries access and use our MA plans, DCE, and clinical care programs, and the ways our providers use and engage with the Clover Assistant. Our competitors may develop products and services that may appeal more to our beneficiaries and/or providers. As a result, we must continue to invest significant resources in research and development in order to enhance our existing platform and introduce new high-quality products and features that our beneficiaries and providers will want, while offering our MA plans at competitive prices. In particular, achieving and maintaining broad market acceptance of our MA plans and our products, including the Clover Assistant, could be negatively affected by many factors, including:
•changes in beneficiary and provider needs and preferences;
•lack of evidence supporting the ease-of-use, cost savings or other perceived benefits of our MA plans;
•lack of evidence supporting the ease-of-use, costs savings or other perceived benefits of our platform over competitive products and technology platforms; and
•perceived risks associated with the use of our platform, similar products or technologies generally.

In addition, our platform may be perceived by our providers, potential and current, to be more complicated or less effective than traditional approaches, and they may be unwilling to change their current workflows or healthcare practices. Healthcare providers are often slow to change their medical treatment practices for a variety of reasons, including perceived liability risks arising from the use of new products and services. Accordingly, healthcare providers may not utilize the Clover Assistant until there is enough evidence to convince them to alter their current approach or until the number of the Clover Assistant members that they see expands to a point where they feel it is necessary to do so. Any of these factors could adversely affect the demand for and market utilization of our solutions and our growth, which would have a material adverse effect on our business, financial condition and results of operations.

If we fail to offer high-quality customer support, our business, results of operations and reputation could suffer.

Our business is dependent upon providing high-quality customer support and service to both our beneficiaries and providers. In particular, our ability to attract and retain membership is dependent upon providing cost effective, quality customer service operations, such as call center operations and claim processing, that meet or exceed our beneficiaries’ expectations. We depend on third parties for certain of our customer service operations. If we or our vendors fail to provide service that meets our beneficiaries’ expectations, we may have difficulty retaining or growing our Lives under Clover Management, which could adversely affect our business, financial condition and results of operations.

While we have designed the Clover Assistant to be easy to adopt and use, once providers begin using it, they rely on our support services to resolve any related issues. High-quality user education and customer experience have been key to the adoption of the Clover Assistant. We expect the importance of high-quality customer experience to increase as we expand our business and pursue new provider users. Any failure to maintain high- quality customer experience, or a market perception that we do not maintain high-quality customer experience, could harm our reputation, our ability to grow the number of users and increase user engagement of our platform, and our business, results of operations, and financial condition. Additionally, as the number of providers using the Clover Assistant grows, we will need to hire additional support personnel to provide efficient product support at scale. If we are unable to provide such support, our business, results of operations, financial condition, and reputation could be harmed.

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

We may experience system slowdowns and interruptions from time to time. In addition, continued growth in our beneficiary and provider base could place additional demands on our Clover Assistant platform and our technical operations infrastructure and could cause or exacerbate slowdowns or interrupt the availability of our platform and operations. If there is a substantial increase in the volume of usage on our platform or internal tools we use to operate our business, we will be required to further expand and upgrade our technology and infrastructure. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of our platform and internal tools or expand and upgrade our systems and infrastructure to accommodate such increases on a timely basis. In such cases, if our users are not able to access our platform or encounter slowdowns when doing so, we may lose users. In order to remain competitive, we must continue to enhance and improve the responsiveness, functionality, and features of our platform. Our disaster recovery plan may not be sufficient to address all aspects or any unanticipated consequence or incidents, and our insurance may not be sufficient to compensate us for the losses that could occur.

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

Our operating results have in the past and could in the future vary significantly from quarter-to-quarter and year-to-year and may fail to match our past performance, our projections or the expectations of securities analysts because of a variety of factors, many of which are outside of our control. As a result, we may not be able to accurately forecast our operating results and growth rate. Any of these events could cause the market price of our common stock to fluctuate. Factors that may contribute to the variability of our operating results include:
•the timing of the enrollment periods and related sales and marketing expenses;
•the timing of risk adjustments;
•the addition or loss of large hospital and healthcare systems in our provider network, including due to acquisitions or consolidations of such systems;
•the timing of recognition of revenue, including possible delays in the recognition of revenue;
•the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
•our ability to effectively manage the size and composition of our in-house clinician program relative to the level of demand for services from our members;
•the timing and success of introductions of new products and services by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, hospital and healthcare systems or strategic partners;
•the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies;
•the timing and/or delays in rolling out technology or platform updates;
•technical difficulties or interruptions in the Clover Assistant;
•our ability to increase provider adoption of the Clover Assistant;
•our ability to attract new beneficiaries;
•breaches of information security or privacy, and any applicable fines or penalties;
•our ability to hire and retain qualified personnel, including for our in-house clinician program;
•changes in the structure of healthcare provider and payment systems;
•changes in the legislative or regulatory environment, including with respect to healthcare, privacy, or data protection, or enforcement by government regulators, including fines, orders, sanctions, or consent decrees;
•the cost and potential outcomes of ongoing or future regulatory audits, investigations, or litigation;
•travel restrictions, shelter-in-place orders and other social distancing measures implemented to combat any health emergency or pandemic (including the COVID-19 pandemic), and their impact on economic, industry and market conditions, patient visits and our ability to conduct business;
•political, economic and social instability, including terrorist activities and health epidemics (including the COVID-19 pandemic), and any disruption these events may cause to any of our offices, to the healthcare system, or to the global economy;
•changes in our and our competitors’ pricing policies; and
•changes in business or macroeconomic conditions.

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

Our market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. Even if the market in which we compete meets our size estimates and forecasted growth, our business could fail to grow for a variety of reasons outside our control, including competition in our industry. The principal assumptions relating to our market opportunity include the growth of the Medicare eligible population as well as the growth and stability of risk-adjusted payments paid by CMS, among other things. Our market opportunity is also based on the assumption that our existing and future offerings will be more attractive to our beneficiaries and potential beneficiaries than competing MA plans and other participants in the DC Model. If these assumptions prove inaccurate, our business, financial condition, and results of operations could be adversely affected.

We may become subject to medical liability claims, which could cause us to incur significant expenses, may require us to pay significant damages if not covered by insurance, and could adversely affect our business, financial condition and results of operations.

We and our affiliated professional entities may be subject to professional liability claims and, if these claims are successful, substantial damage awards. With respect to Clover Home Care, the direct provision of healthcare services by certain of our subsidiaries involves risks arising from medical malpractice claims arising out of the delivery of healthcare and related services. Although we maintain insurance covering medical malpractice claims in amounts that we believe are appropriate in light of the risks attendant to our business, we cannot predict the outcomes of medical malpractice cases, or the effect that any claims of this nature, regardless of their ultimate outcome, could have on our business or reputation or on our ability to attract and retain members.

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

We have significant operations, including certain outsourced operations in other countries, including in Hong Kong, the Philippines, Colombia, and India, and we may in the future expand our operations to other countries. Substantially all of our software research and development is performed internationally, by internal resources and a variety of offshore vendors in locations such as Hong Kong, Eastern Europe, and India. While these arrangements may lower operating costs, it also subjects us to the uncertain political climates and potential disruptions in international trade, including export control laws, including deemed export restrictions applicable to software and any amendments to those laws, as well as potentially increased data security and privacy risks and local economic and labor conditions. If we are unable to utilize our full software development team, this may result in decreased ability to innovate and maintain the Clover Assistant and carry out health plan data operations, which may in turn lead to adverse effects on our business, financial conditions and results of operations. Additionally, we outsource certain of our call center operations to the Philippines and Colombia and outsource our claims processing and coding to a company in India. Oversight aimed at ensuring adherence to applicable quality and compliance standards may be more difficult with vendor companies located outside of the United States and may both make it more difficult for us to achieve our operational objectives and expose us to additional liability. Countries outside of the United States may be subject to relatively higher degrees of political and social instability and may lack the infrastructure to withstand political unrest or natural disasters. The occurrence of natural disasters, pandemics, such as the COVID-19 pandemic, or political or economic instability in these countries could interfere with work performed by these labor sources or could result in our having to replace or reduce these labor sources. Our vendors in other countries could potentially shut down suddenly for any reason, including financial problems or personnel issues. Such disruptions could decrease efficiency, increase our costs and have an adverse effect on our business or results of operations.

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

Compliance with applicable U.S. and foreign laws and regulations, such as import and export requirements, anti-corruption laws, tax laws, foreign exchange controls and data privacy and data localization requirements, labor laws and anti-competition regulations, increases the costs of doing business in foreign jurisdictions. Although we have implemented policies and procedures to comply with these laws and regulations, a violation by our employees, contractors or agents could nevertheless occur. In some cases, compliance with the laws and regulations of one country could violate the laws and regulations of another country. Violations of these laws and regulations could materially adversely affect our brand, growth efforts and business.

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

If we are successful in expanding our Lives under Clover Management across the United States, we may incur increased expenses and risks related to compliance with state licensure requirements, which could impact our business and operating results.

State regulators require us to maintain a valid license in each state in which we transact health insurance business, maintain minimum amounts of capital and surplus, and further require that we adhere to sales, documentation and administration practices specific to that state. We must maintain our health insurance licenses to continue marketing our plans and might have to secure additional licenses if we expand in markets where we do not yet have licenses. In addition, each employee who participates in the sale of health insurance on our behalf must maintain a valid license in one or more states. If we are to do business in a number of jurisdictions or expand our plan offerings, compliance with health insurance-related laws, rules, and regulations may be difficult and may impose significant costs on our business. Each jurisdiction’s insurance department typically has the power, among other things, to:
•grant and revoke licenses to transact insurance business;
•monitor compliance with minimum capital and surplus requirements;
•conduct inquiries into the insurance-related activities and conduct of agents and agencies;
•require and regulate disclosure in connection with the sale and solicitation of health insurance;
•authorize how, by which personnel and under what circumstances insurance premiums can be quoted and published and an insurance policy can be sold;
•approve which entities can be paid commissions from carriers and the circumstances under which they may be paid;
•regulate the content of insurance-related advertisements, including web pages, and other marketing practices;
•approve policy forms, require specific benefits and benefit levels and regulate premium rates;
•impose fines and other penalties; and
•impose continuing education requirements.

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

In addition to licensing requirements related to insurance laws, professional employees of our subsidiaries that provide in-home care must maintain a valid license in the state in which they practice. If our professional employees fail to maintain their required licenses or comply with state licensing laws related to the practice of medicine or provision of other healthcare services, it could disrupt the provision of in-home care services and/or result in negative publicity and loss of confidence in our services which could damage our brand, and our business, results of operations, and financial condition could be negatively impacted.

We rely on third-party providers for computing infrastructure, network connectivity, and other technology-related services needed to deliver our platform and products. Any disruption in the services provided by such third-party providers could adversely affect our business and subject us to liability.

We rely on cloud service providers, such as Amazon Web Services and Google Cloud, to provide the cloud computing infrastructure that we use to host our platform, products, and many of the internal tools we use to operate our business. While we control and have access to our servers, we do not control the operation of the facilities where the servers are located. While we have a long-term commitment with these cloud service providers, and our platform, products, and internal tools use computing, storage capabilities, bandwidth, and other services provided by these cloud services providers, the services providers have no obligation to renew their agreements with us on commercially reasonable terms, or at all, upon the expiration of such commitment. Any significant disruption of, limitation of our access to, or other interference with our use of these cloud service providers could negatively impact our operations and could materially harm our business. In addition, any transition of the cloud services currently provided by these cloud service providers to another cloud services provider would require significant time and expense and could disrupt or degrade delivery of our platform. Our business relies on the availability of our platform and products for our beneficiaries and provider users, and we may lose beneficiaries and provider users if they are not able to access our platform or encounter difficulties in doing so. The level of service provided by cloud service providers could affect the availability or speed of our platform, which may also impact the usage of, and our provider users’ satisfaction with, our platform and could materially harm our business and reputation. If cloud service providers increase pricing terms, terminate or seek to terminate our contractual relationship, or if we are unable to renew an agreement on commercially reasonable terms, establish more favorable relationships with our competitors, or change or interpret their terms of service or policies in a manner that is unfavorable with respect to us we may be required to transfer our servers and other infrastructure to a different service provider, and our business, results of operations, and financial condition could be harmed, which may incur significant costs and possible services interruptions. Additionally, if our cloud service providers are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. For example, a rapid expansion of our business could cause the service levels provided by our cloud service providers to fail or experience delays. Any changes or disruptions in our cloud service providers’ service levels could adversely affect our reputation or result in lengthy interruptions in our services and negatively affect our business.

Our failure to protect our sites, networks, and systems against security breaches, or otherwise to protect our confidential or health information or the confidential or health information of our beneficiaries, providers, or other third parties, would damage our reputation and brand, and substantially harm our business and results of operations.

Breaches of our security measures or those of our third-party service providers or other cyber security incidents could result in unauthorized access to our sites, networks, systems, and accounts; unauthorized access to, and misappropriation of, individuals’ personal identifying information, personal health information, or other confidential or proprietary information of ourselves, our beneficiaries, or other third parties; viruses, worms, spyware, or other malware being served from our platform, networks, or systems; deletion or modification of content or the display of unauthorized content on our platform; the loss of access to critical data or systems through ransomware, destructive attacks or other means; and business delays, service or system disruptions or denials of service. If any of these breaches of security should occur, we cannot guarantee that recovery protocols and backup systems will be sufficient to prevent data loss. The losses related to such breaches might include interruption, disruption, or malfunction of operations; costs relating to breach remediation, deployment of additional personnel and protection technologies, and response to governmental investigations and media inquiries and coverage; engagement of third-party experts and consultants; and litigation, regulatory action, and other potential liabilities. Our reputation and brand could be damaged, our business may suffer, and we could be required to expend significant capital and other resources to alleviate problems caused by such breaches. Actual or anticipated security breaches or attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Additionally, there is an increased risk that we may experience cybersecurity-related events such as COVID-19-themed phishing attacks and other security challenges as a result of most of our employees and our service providers working remotely from non-corporate-managed networks during the ongoing COVID-19 pandemic and potentially beyond.

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

In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties to perform certain operational functions and services, to support and use our Clover Assistant and technology platforms, and to support our general services and administration functions. These third parties include, for example, insurance brokers, our information technology system providers, data submission providers, coders, quality metrics auditors, pharmacy benefit management (PBM), services suppliers, enrollment administration providers, and customer service, provider support line, call center and claim and billing service providers. We also rely on integrations with EHR providers and clinical software developers. If their services become unavailable, our operations and business strategies could be significantly disrupted. For example, we have entered into agreements with our PBM services suppliers to provide us and certain of our beneficiaries with certain PBM services, such as claims processing, mail pharmacy services, specialty pharmacy services, retail network pharmacy network services, participating pharmacy audit services, reporting, formulary services and were to terminate for any reason or one of our PBM services supplier’s ability to perform their respective obligations under their agreements with us were impaired, we may not be able to find an alternative supplier in a timely manner or on acceptable financial terms. As a result, our costs may increase, we would not realize the anticipated benefits of our agreements for PBM services, and we may not be able to meet the full demands of our beneficiaries, any of which could have a material adverse effect on our business, brand, reputation and results of operations. Furthermore, certain legislative authorities have in recent years discussed or proposed legislation that would restrict outsourcing. In addition, we may be held accountable for any failure of performance by our vendors. Significant failure by a third party to perform in accordance with the terms of our contracts or applicable law could subject us to fines or other sanctions or otherwise have a material adverse effect on our business and results of operations. A termination of our agreements with, or disruption in the performance of, one or more of these service providers could result in service disruption or unavailability, and harm our ability to continue to develop, maintain and improve the Clover Assistant. This could decrease the usefulness of the Clover Assistant and result in decreased adoption by providers and potentially higher medical costs for our beneficiaries, increased or duplicative costs, an inability to meet our obligations to our beneficiaries or require us to seek alternative service providers on less favorable contract terms, any of which can adversely affect our business, brand, reputation or operating results. Additionally, if our service partners and vendors do not utilize industry standards with respect to privacy and data requirements, or other applicable safeguards, we may be exposed to additional liability, the breach of our patient data, or loss of our ability to provide plans and services.

Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of our beneficiaries and provider users, as our partners may no longer facilitate the enrollment of Medicare eligibles into, or the effective and efficient operations of, our MA Plans and DCE or the adoption of the Clover Assistant by providers. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our results of operations may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased revenue or an increase in the number of beneficiaries or provider users of the Clover Assistant.

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

Our success depends largely upon the continued services and reputation of our senior management and other key personnel. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives and key employees, which could disrupt our business. For example, we announced that our Chief Financial Officer would be leaving the Corporation as of August 13, 2021, and that Mark C. Herbers would serve as interim Chief Financial Officer. We can provide no assurance that any of our other executives or key employees will continue their employment with us. Our senior management and key employees are “at-will” employees and therefore may terminate employment with us at any time with no advance notice. In addition, we currently do not have “key person” insurance on any of our employees. We also rely on our leadership team in the areas of research and development, marketing, services and general and administrative functions. The loss and replacement of one or more of our members of senior management or other key employees, including our co-founder and Chief Executive Officer, Vivek Garipalli, and our President and

Chief Technology Officer, Andrew Toy, would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives. In addition, our positive reputation is in part derived from the business success and standing in the community of our senior management, in particular our Chief Executive Officer. As a result, any negative perception of our senior management by our current or prospective investors, beneficiaries, or providers, or any negative press stories about our senior management, may harm our reputation and damage our business prospects. Furthermore, executive officer transitions, volatility or lack of performance in our stock price may affect our ability to attract and retain replacements should key personnel depart. If we are not able to retain any of our key personnel, our business, results of operations and financial condition could be harmed.

Our management team has limited experience managing a public company.

Our management team has limited experience managing a publicly-traded company, interacting with public company investors and securities analysts, and complying with the increasingly complex laws pertaining to public companies. These new obligations and constituents require significant attention from our management team and could divert their attention away from the day-to-day management of our business, and such diversions could be elevated following the departure of our Chief Financial Officer, which could harm our business, results of operations, and financial condition.

We may engage in merger and acquisition activities, which would require significant management attention, disrupt our business, dilute stockholder value, and adversely affect our business, results of operations, and financial condition.

As part of our business strategy to expand usage of our platform, offer our plans in additional markets, extend the provision of in-home care services in those additional markets and grow our business in response to changing technologies, provider and beneficiary demand, and competitive pressures, we may in the future make investments or acquisitions in other companies, products, or technologies. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve the goals of such acquisition, and any acquisitions we complete could be viewed negatively by beneficiaries or investors. We may encounter difficult or unforeseen expenditures in integrating an acquisition, particularly if we cannot retain the key personnel of the acquired company. In addition, if we fail to successfully integrate such acquisitions, or the assets, technologies, or personnel associated with such acquisitions, into the Company, the business and results of operations of the combined company would be adversely affected.

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

Historically, we have financed our operations and capital expenditures principally from the sale of our equity securities, MA premiums earned, Direct Contracting Revenue, and the incurrence of indebtedness. In the future, we may raise additional capital through additional debt or equity financings to support our business growth, to respond to business opportunities, challenges, or unforeseen circumstances, or for other reasons. On an ongoing basis, we are evaluating sources of financing and may raise additional capital in the future. Our ability to obtain additional capital will depend on our development efforts, business plans, investor demand, operating performance, the condition of the capital markets, and other factors. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked, or debt securities, those securities may have rights, preferences, or privileges senior to the rights of existing stockholders, and existing stockholders may experience dilution. Further, if we are unable to obtain additional capital when required or are unable to obtain additional capital on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges, or unforeseen circumstances would be adversely affected.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) and our key metrics require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes and amounts reported in our key metrics. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed further in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 (Summary of Significant Accounting Policies) to Financial Statements in this prospectus. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to the amounts of IBNR claims, recoveries from third parties for coordination of benefits, and the final determination of medical cost adjustment pools. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

We are currently, and may in the future be, subject to investigations and litigation, which could be costly and time-consuming to defend, and the outcomes of which cannot be predicted.

We are currently subject to various litigation matters as described in the section entitled “Business—Legal Proceedings.”

We are currently, and may in the future be, subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by providers, facilities, consultants, and vendors in connection with commercial disputes, or employment claims made by our current or former employees. We are also currently subject to an ongoing inquiry by the U.S. Department of Justice (DOJ), and also may in the future be, subject to regular and special governmental market conduct and other audits, investigations and reviews by, and we receive and may receive subpoenas and other requests for information from, various federal and state agencies, regulatory authorities, attorneys general, committees, subcommittees and members of the U.S. Congress and other state, federal and international governmental authorities. In the United States, federal and state governments have made investigating and prosecuting healthcare and other insurance fraud, waste, and abuse a priority. Fraud, waste, and abuse prohibitions encompass a wide range of activities, including kickbacks for referral of beneficiaries, fraudulent coding practices, billing for unnecessary medical and/or other covered services, improper marketing and violations of patient privacy rights. The DOJ and the Department of Health and Human Services Office of Inspector General (the “OIG”), have recently increased their scrutiny of healthcare payers and providers, and Medicare Advantage insurers, under the federal False Claims Act (the “FCA”), in particular, and there have been a number of investigations, prosecutions, convictions and settlements in the healthcare industry. CMS and the OIG also periodically perform risk adjustment data validation audits of selected MA health plans to validate the coding practices of and supporting documentation maintained by healthcare providers. Certain of our plans have been selected for such audits, which have in the past resulted and could in the future result in retrospective adjustments to payments made to our health plans, fines, corrective action plans or other adverse action by CMS.

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

There has been increased government scrutiny and litigation involving MA plans under the FCA related to diagnosis coding and risk adjustment practices. In some proceedings involving MA plans, there have been allegations that certain financial arrangements with providers violate other laws governing fraud and abuse, such as the Anti-Kickback Statute. We perform ongoing monitoring of our compliance with CMS risk adjustment requirements and applicable laws, which includes review of the Clover Assistant features that may be relevant to patient risk assessments and the submission of risk adjustment data to CMS. We also monitor our physician payment practices to ensure compliance with applicable laws, such as the Anti-Kickback Statute. While we believe that our risk adjustment data collection efforts and relationships with providers, including those related to the Clover Assistant, comply with applicable laws, we are and may be subject to audits, reviews and investigation of our practices and arrangements, and the federal government might conclude that they violate the FCA, the Anti-Kickback Statute and/or other federal and state laws governing fraud and abuse. See the section entitled “—Our business activities are highly regulated, and new and proposed government regulation or legislative reforms could increase our cost of doing business and reduce our number of beneficiaries, profitability, and liquidity.”

Litigation and audits, investigations or reviews by governmental authorities or regulators may result in substantial costs and may divert management’s attention and resources, which may substantially harm our business, financial condition, and results of operations. Insurance may not cover such claims, may not provide sufficient payments to cover all of the costs to resolve one or more such claims and may not continue to be available on terms acceptable to us. Resolution of some of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if not covered by insurance, or if the fines, judgments, and settlements exceed insured levels, could adversely affect our results of operations and cash flows, thereby harming our business.

The regulations and contractual requirements applicable to us and other market participants are complex and subject to change, making it necessary for us to invest significant resources in complying with our regulatory and contractual requirements. Ongoing vigorous legal enforcement and the highly technical regulatory scheme mean that our compliance efforts in this area will continue to require significant resources, and we may not always be successful in ensuring appropriate compliance by our Company, employees, consultants, or vendors, for whose compliance or lack thereof we may be held responsible and liable for. Regular and special governmental audits, investigations and reviews, including the current ongoing DOJ inquiry, could result in changes to our business practices, and also could result in significant or material premium refunds, fines, penalties, civil liabilities, criminal liabilities or other sanctions, including marketing and enrollment sanctions, suspension or exclusion from participation in government programs, and suspension or loss of licensure if we are determined to be in violation of applicable laws or regulations. Any of these audits, reviews, or investigations could have a material adverse effect on our financial position, results of operations or business, or could result in significant liabilities and negative publicity for the Company.

Risks Related to Governmental Regulation

We derive substantially all of our total revenues from Medicare Advantage premiums and Direct Contracting Revenue and expect to continue to derive a substantial portion of our total revenues in the future from these lines of business. Changes or developments in Medicare or the health insurance system and laws and regulations governing the health insurance markets in the United States could materially adversely affect our business, operating results, financial condition, and prospects.

Historically, Medicare Advantage premiums accounted for a significant portion of our total revenues, and we expect that they will continue to account for a substantial portion of our total revenues in the future. As currently structured, the premium rates paid to Medicare health plans like ours are established by contract, although the rates differ depending on a combination of factors, including upper payment limits established by CMS, a beneficiary’s health profile and status, age, gender, county or region, benefit mix, beneficiary eligibility categories, and a beneficiary’s risk score. As a consequence, our profitability is dependent on government funding levels for Medicare programs. Funding for Medicare depends on many factors outside of our control, including general economic conditions and budgetary constraints at the federal or applicable state level. For example, CMS has in the past reduced or frozen Medicare Advantage benchmarks, and additional cuts to Medicare Advantage benchmarks are possible. The CMS could apply similar changes to the DC Model in the future. See the section entitled “—Our expansion into Direct Contracting presents new risks to our business.”

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

Our business also depends upon the public and private sector of the U.S. insurance system, which is subject to a changing regulatory environment. Accordingly, the future financial performance of our business will depend in part on our ability to adapt to regulatory developments, including changes in laws and regulations or changes to interpretations of such laws or regulations, especially laws and regulations governing Medicare. For example, in March 2010, the ACA became law. The ACA substantially changed the way healthcare is financed by both commercial and government payers and contains a number of provisions that impact our business and operations, including requiring MA plans to spend at least 85% of premium dollars on medical care, requiring CMS to apply coding intensity adjustments to Medicare payments, which generated an across-the-board reduction to MA risk scores, and expanding Medicaid eligibility to additional categories of individuals. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, as well as the act in its entirety, and there may be additional challenges and amendments to the ACA in the future.

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

Through our HMO subsidiary, we employ providers and other clinical staff to provide medical services to medically complex beneficiaries enrolled in our in-home primary care program, which does not charge any additional fees for the services provided. We believe our health services operations comply with applicable state law regarding the corporate practice of medicine and fee-splitting and similar issues.

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

Failure to maintain satisfactory quality and performance measures may negatively affect our premium rates, subject us to penalties, limit or reduce our number of beneficiaries, impede our ability to compete for new business in existing or new markets or result in the termination of our contracts, or affect our ability to establish new health plans or expand current health plans, which could have a material adverse effect on our business, rate of growth and results of operations, financial condition and cash flows.

Quality scores are used by certain regulatory agencies to establish premium rates and/or calculate performance incentives. In the case of CMS, for example, Star Ratings are used to pay quality bonuses to MA plans to enable high scoring plans to offer enhanced health benefits for their beneficiaries. Medicare Advantage and Part D plans with Star Ratings of five (5.0) stars or higher are eligible for year-round open enrollment; conversely, plans with lower Star Ratings have more restricted times for enrollment of beneficiaries. Medicare Advantage and Part D plans with Star Ratings of less than three (3.0) stars in three consecutive years are denoted as “low performing” plans on the CMS website and in the CMS “Medicare and You” handbook. In addition, CMS has the authority to terminate Medicare Advantage and Part D contracts for plans rated below three (3.0) stars in three consecutive years. As a result, Medicare Advantage and Part D plans that achieve higher Star Ratings may have a competitive advantage over plans with lower Star Ratings.

The Star Ratings system considers various measures adopted by CMS, including, among others, quality of care, preventative services, chronic illness management and beneficiary satisfaction. Our Star Ratings may be negatively impacted if we fail to meet the quality, performance and regulatory compliance criteria established by CMS. Furthermore, the Star Ratings system is also subject to change annually by CMS, which may make it more difficult to achieve and maintain three (3.0) stars or greater. For each year that our plans were rated, we received a Star Rating of 3.0, except for the 2017 and 2022 Star Ratings, when the Star Rating for our PPO plan was 3.5. Despite our operational efforts to improve our Star Ratings, there can be no assurances that we will be successful in maintaining or improving our Star Ratings in future years. For example, our Star Ratings may fall as a result of the COVID-19 pandemic, since, among other factors, the deferrals of elective care during the pandemic could significantly impact the factors upon which our Star Ratings may be based. In addition, to the extent our beneficiaries are concentrated in geographical areas or comprised of populations that experienced some of the earliest and more severe outbreaks of the virus, our Star Ratings could be disproportionately negatively impacted as compared to our competitors. Furthermore, our higher concentration of minority beneficiaries and beneficiaries residing in socioeconomically disadvantaged neighborhoods generally may make it more difficult for us to achieve and maintain high Star Ratings as compared to our competitors, given the well-documented health disparities among different minority and socioeconomic groups. Also, audits of our performance for past or future periods may result in downgrades to our Star Ratings.

Failure to maintain satisfactory quality and service measures could also adversely affect our ability to establish new health plans or expand the business of our existing health plans. In addition, lower quality scores or Star Ratings, when compared to our competitors, may adversely affect our ability to attract beneficiaries and obtain regulatory approval for acquisitions or expansions. If we do not maintain or continue to improve our Star Ratings, fail to meet or exceed our competitors’ ratings, or if quality-based bonus payments are reduced or eliminated, we may experience a negative impact on our revenues and the benefits that our plans can offer, which could materially and adversely affect the marketability of our plans, our number of beneficiaries, results of operations, financial condition and cash flows.

Our business activities are highly regulated, and new and proposed government regulation or legislative reforms could increase our cost of doing business and reduce our number of beneficiaries, profitability and liquidity.

The healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we are compensated for providing coverage for our MA members and DCE Beneficiaries, our contractual relationships with our providers, vendors and beneficiaries, our marketing activities and other aspects of our operations. Of particular importance are:
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

•federal and state laws that govern our relationships with pharmaceutical manufacturers, wholesalers, pharmacies, beneficiaries and consumers;
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
•federal and state laws governing the ways in which we communicate with beneficiaries and market our services, including the Telephone Consumer Protection Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act;
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

Achieving and sustaining compliance with these laws may also prove costly. We are currently and expect to be in communication with the DOJ and other regulators regarding our business. Failure to comply with these laws and other laws can result in civil and criminal penalties, such as fines, damages, overpayment, recoupment, loss of ability to provide in-home clinician services, loss of ability to access and use member data, loss of enrollment or licensure status or the ability to market our products, loss of the ability to expand into new markets, and exclusion from the Medicare and Medicaid programs. The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are sometimes open to a variety of interpretations. Our failure to accurately anticipate the application of these laws and regulations to our business or any other failure to comply with regulatory requirements could create liability for us and negatively affect our business. We also could be held responsible for the failure of any of our downstream vendors to follow applicable laws and regulations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business, and result in adverse publicity.

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

Our MA plans are operated through regulated insurance subsidiaries in various states. These subsidiaries are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, or net worth, as defined by each state. One or more of these states may raise the statutory capital level from time to time. Other states have adopted risk-based capital requirements based on guidelines adopted by the National Association of Insurance Commissioners, which tend to be, although are not necessarily, higher than existing statutory capital requirements. Regardless of whether the other states in which we operate adopt risk-based capital requirements, the state departments of insurance can require our regulated insurance subsidiaries to maintain minimum levels of statutory capital in excess of amounts required under the applicable state laws if they determine that maintaining additional statutory capital is in the best interests of our beneficiaries. Any other changes in these requirements could materially increase our statutory capital requirements. In addition, as we continue to expand our plan offerings in new states, add new beneficiaries, or pursue new business opportunities, we may be required to maintain additional statutory capital. In any case, our available funds could be materially reduced, which could harm our ability to implement our business strategy.

Our use and disclosure of personally identifiable information, including health information, is subject to federal and state privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our client base and revenue.

Numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability and integrity of personally identifiable information (PII), including protected health information (PHI). These laws and regulations include the Health Insurance Portability and Accountability Act of 1996, HIPAA, as amended by HITECH, which we refer to collectively as HIPAA, and the California Consumer Privacy Act of 2018 (the “CCPA”). HIPAA establishes a set of basic national privacy and security standards for the protection of PHI by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, which includes us, and the business associates with whom such covered entities contract for services, which also includes us.

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

In addition, HIPAA mandates that the Secretary of Health and Human Services (HHS), conduct periodic compliance audits of HIPAA-covered entities or business associates for compliance with the HIPAA Privacy and Security Standards. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine paid by the violator.

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

Numerous other federal and state laws protect the confidentiality, privacy, availability, integrity and security of PII, including PHI. These laws in many cases are more restrictive than, and may not be preempted by, the HIPAA rules and may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our providers and business associates and potentially exposing us to additional expense, adverse publicity and liability. For example, the CCPA came into effect on January 1, 2020. The CCPA requires companies that process information regarding California residents to make new disclosures to consumers, which could include certain of our employees, about their data collection, use, and sharing practices, allows consumers to opt out of certain data sharing with third parties and exercise certain individual rights regarding their personal information, provides a new cause of action for data breaches, and provides for penalties for noncompliance of up to $7,500 per violation. Regulations from the California attorney general’s office on the specific requirements of the CCPA have just recently been finalized and it remains unclear how stringent the California attorney general’s office will be in enforcing the law. It also remains unclear how much private litigation will ensue under the data breach private right of action, and whether existing amendments that are favorable to us that exclude business to business information and employee information from certain of the CCPA’s requirements will remain in effect, which would potentially result in additional compliance obligations. Additionally, on November 3, 2020, California voters approved the California Privacy Rights Act (the “CPRA”), which would impose additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It would also create a new California data protection agency specifically tasked to enforce the law, which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. Although the CPRA’s substantive provisions do not become effective until January 1, 2023, we may incur additional costs implementing compliance processes leading up to such date. Similar laws have been proposed in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging. In addition, in response to such laws, we may need to update and/or change our data collection practices which may be costly, time-consuming and present potential liability while we adapt to comply with such legislation.

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

Because of the extreme sensitivity of the personal information, including PHI, that we store and transmit, the security features of our technology platform are very important. If our security measures, some of which are managed by third parties, are breached or fail, unauthorized persons may be able to obtain access to sensitive provider and beneficiary data, including HIPAA-regulated PHI. As a result, our reputation could be severely damaged, adversely affecting PCP and beneficiary confidence. Beneficiaries may curtail their use of or stop using our services or our number of beneficiaries could decrease, which would cause our business to suffer. In addition, we could face litigation, damages for contract breach, penalties and regulatory actions for violation of HIPAA and other applicable laws or regulations and significant costs for remediation, notification to individuals and for measures to prevent future occurrences. Any potential security breach could also result in increased costs associated with liability for stolen assets or information, repairing system damage that may have been caused by such breaches, incentives offered to business partners in an effort to maintain our business relationships after a breach and implementing measures to prevent future occurrences, including organizational changes, deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants. While we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and, in any event, insurance coverage would not address the reputational damage that could result from a security incident.

We outsource important aspects of the storage and transmission of beneficiary information, and thus rely on third parties to manage functions that have material cyber-security risks. We attempt to address these risks by requiring outsourcing subcontractors who handle beneficiary information to sign business associate agreements contractually requiring those subcontractors to adequately safeguard personal health data to the same extent that applies to us and in some cases by requiring such outsourcing subcontractors to undergo third-party security examinations. However, we cannot ensure that these contractual measures and other safeguards will adequately protect us from the risks associated with the storage and transmission of such information on our behalf by our subcontractors.

We also publish statements to our beneficiaries that describe how we handle and protect personal information. Any failure or perceived failure by us to maintain posted privacy policies which are accurate, comprehensive and fully implemented, and any violation or perceived violation of our privacy-, data protection- or information security-related obligations to providers, beneficiaries or other third parties could result in claims of deceptive practices brought against the Company, which could lead to significant liabilities and consequences, including, without limitation, governmental investigations or enforcement actions, costs of responding to investigations, defending against litigation, settling claims and complying with regulatory or court orders, all of which could have material impacts on our revenue and operations.

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

In addition, third parties may knowingly or unknowingly infringe or circumvent our intellectual property rights, and we may not be able to prevent infringement even after incurring substantial expense. Litigation brought to protect and enforce our intellectual property rights would be costly, time- consuming, and distracting to management and key personnel, and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. If the protection of our intellectual property rights is inadequate to prevent use or misappropriation by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our platform and methods of operations. Any of these events would have a material adverse effect on our business, results of operations, and financial condition.

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

In addition, in most instances, we have agreed to indemnify our providers against certain third-party intellectual property claims, which may include claims that our platform and products infringe the intellectual property rights of such third parties, and our business could be adversely affected by any significant disputes between us and our providers as to the applicability or scope of our indemnification obligations to them.

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

While we rely on software licensed from third parties for internal tools we use to operate our business we do not currently in-license any intellectual property. However, in the future, we may need to obtain licenses from third parties to use intellectual property rights associated with the development of our platform, products, and other internal tools, which might not be available on acceptable terms, or at all. Any loss of the right to use any third-party software required for the development and maintenance of our platform, products, or other internal tools could result in loss of functionality or availability of our platform, products, or other internal tools until equivalent technology is either developed by us, or, if available, is identified, obtained, and integrated. Any errors or defects in third-party software could result in errors or a failure of our platform, products, or other internal tools. Any of the foregoing would disrupt the deployment of our platform, products, or other internal tools and harm our business, results of operations, and financial condition.

Risks Related to Ownership of our Securities

The market prices and trading volume of our shares of Class A common stock have experienced extreme volatility in recent periods and such volatility could return, regardless of our operating performance.

The market prices and trading volume of our shares of Class A common stock have experienced extreme volatility in recent periods, particularly during June and July 2021, and such volatility could return. We believe that the extreme volatility we have experienced in recent periods reflects market and trading dynamics unrelated to our underlying business, or macro or industry fundamentals, and we do not know if these dynamics will return or how long they will last if they return.

Overall, there are various factors, many of which are beyond our control, that could negatively affect the market price of our Class A common stock or result in fluctuations in the price or trading volume of our Class A common stock, including:
•overall performance of the equity markets and the economy as a whole;
•changes in the financial projections we may provide to the public or our failure to meet these projections;
•actual or anticipated changes in our growth rate relative to that of our competitors;
•changes in the anticipated future size or growth rate of our addressable markets;
•announcements of new products and services, technological and platform updates or enhancements, or of acquisitions, strategic partnerships, joint ventures or capital-raising activities or commitments, by us or by our competitors;
•disruptions to the Clover Assistant or our other technology;
•additions or departures of board members, management or key personnel;
•failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;
•rumors and market speculation involving us or other companies in our industry;
•research or reports that securities analysts or others publish about us or our business;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business, including those related to Medicare;
•lawsuits threatened or filed against us or investigations by governmental authorities;
•the expiration of contractual lock-up agreements;
•other events or factors, including those resulting from war, incidents of terrorism, or responses to these events;

•health epidemics, such as the COVID-19 pandemic, influenza, and other highly communicable diseases; and
•sales of shares of our Class A common stock by us or our stockholders.

In addition, the stock market with respect to newly public companies, particularly companies in the healthcare and technology industry, have experienced significant price and volume fluctuations that have affected and continue to affect the market prices of stock prices of these companies. In the past, stockholders have instituted securities class action litigation against public companies following periods of market volatility. For example, following a recent period of volatility in the trading price of our Class A common stock, in February 2021, we and certain of our directors and officers were named as defendants in putative class actions alleging various securities law violations. We may be the target of this type of litigation in the future as well. Securities litigation against us could result in substantial costs and divert resources and the attention of management, which could adversely affect our business. Further, we provide indemnification for our officers and directors for certain claims in connection with such litigation. Large indemnity payments would adversely affect our business, results of operations, and financial condition.

Our business and financial performance may differ from any projections that we disclose or any information that may be attributed to us by third parties.

From time to time, we may provide guidance via public disclosures regarding our projected business or financial performance. However, any such projections involve risks, assumptions and uncertainties and our actual results could differ materially from such projections. Factors that could cause or contribute to such differences include, but are not limited to, those identified in these Risk Factors, some or all of which are not predictable or within our control. Other unknown or unpredictable factors also could adversely impact our performance, and we undertake no obligation to update or revise any projections, whether as a result of new information, future events or otherwise. In addition, various news sources, bloggers and other publishers often make statements regarding our historical or projected business or financial performance, and you should not rely on any such information even if it is attributed directly or indirectly to us.

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

As of September 30, 2021, the Sponsor, our directors, officers and principal stockholders and their affiliated entities (not including the shares of Class A common stock issued in the PIPE Investment) collectively owned approximately 88.5%% of the outstanding shares of Class A and Class B common stock.

In addition, as of September 30, 2021, we had options outstanding that, if fully exercised, would result in the issuance of 31,694,847 shares of Class B common stock, and we had restricted stock units (RSUs) outstanding that would result in the issuance of 44,173,855 shares of Class B common stock. All of the shares of Class A common stock issuable upon the conversion of Class B common stock issuable upon exercise or settlement of stock options and RSUs, and the shares reserved for future issuance under our equity incentive plans, were registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance subject to applicable vesting requirements.

We have identified a material weakness in our internal control over financial reporting related to our derivative liability for our convertible securities. While the embedded derivative was extinguished upon consummation of the Business Combination on January 7, 2021, and management therefore does not expect this material weakness to recur in future periods, if we fail to establish and maintain effective internal control over financial reporting more generally, our ability to produce timely and accurate financial statements and comply with disclosure and other requirements could be adversely affected, which in turn could harm investor confidence in our Company and the trading price of our Class A Common Stock.

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

During the preparation of the audited financial statements of Clover Health Investments, Corp. and its consolidated subsidiaries as of prior to the consummation of the Business Combination for the year ended December 31, 2020, including the finalization of the accounting for the Business Combination, we identified a material weakness in our internal control over financial reporting related to the valuation of our derivative liability, as described further below. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness related specifically to our application of the complex, key assumptions of a derivative instrument’s redemption features, leading to the incorrect application of FASB Accounting Standards Codification for derivatives (ASC 815) in the valuation of the embedded derivative features of the convertible securities of Clover Health Investments Corp. and its consolidated subsidiaries as of prior to the consummation of the Business Combination at December 31, 2020, and the varying treatment of each tranche of such securities under ASC 815. The derivative liability in connection with the convertible securities should have been valued at $44.8 million but was instead valued at $0. For the quarter and fiscal year ended December 31, 2020, the adjustment decreased the gain on derivatives by $44.8 million, with a corresponding increase to net loss for the same periods, in each case as compared to the amounts reflected in the Corporation’s press release announcing our financial results for the three months and year ended December 31, 2020 that we furnished in a Current Report on Form 8-K on March 1, 2021. The embedded derivative was extinguished upon the consummation of the Business Combination on January 7, 2021, and management therefore does not expect this material weakness to recur in future periods.

Additional weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting, which includes hiring additional accounting and financial personnel to implement such processes and controls. Further, current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

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

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Once we are no longer an “emerging growth company,” our independent registered public accounting firm will be required to express an opinion as to the effectiveness of our internal control over financial reporting. Any failure to maintain effective disclosure controls or internal control over financial reporting could harm our business, results of operations, and financial condition and could cause a decline in the trading price of our Class A common stock.

In addition to our results determined in accordance with GAAP, we believe certain non-GAAP measures may be useful in evaluating our operating performance. We have presented, and intend to continue to present, certain non-GAAP financial measures in filings with the SEC and other public statements. Any failure to accurately report and present our non-GAAP financial measures could cause us to fail to meet our reporting obligations and could cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock.

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

We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404, reduced Public Company Accounting Oversight Board reporting requirements, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our Class A common stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards. We cannot predict if investors will find our Class A common stock less attractive because we may rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and the trading price of our Class A common stock may be more volatile.

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

The dual class structure of our common stock has the effect of concentrating voting control with our existing stockholders, including our directors, executive officers, principal stockholders and their respective affiliates, who held in the aggregate 88.5% of the voting power of our capital stock as of September 30, 2021. This ownership will limit or preclude the ability of our other stockholders to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of September 30, 2021, our directors, executive officers, principal stockholders and their affiliates held in the aggregate 88.5% of the voting power of our capital stock. Because of the 10-to-1 voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a significant percentage of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the date of automatic conversion described below, when all outstanding shares of Class B common stock and Class A common stock will convert automatically into shares of a single class of common stock. So long as 37,975,120 shares of Class B common stock remain outstanding, the holders of our Class B common stock will be able to control the outcome of matters submitted to a stockholder vote. This concentrated control may limit or preclude the ability of other stockholders to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.

Future transfers by holders of Class B common stock will generally result in those shares converting to shares of Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes. In addition, each of the outstanding shares of Class B common stock will convert automatically into one share of Class A common stock upon the earliest of (i) January 7, 2031, (ii) the separation date of the last to separate of Vivek Garipalli and Andrew Toy (the “Founders”), (iii) the date that is one (1) year after the death or permanent disability of the last to die or become disabled of the Founders and (iv) the date specified by the affirmative vote of the holders of our Class B common stock representing not less than two-thirds (2/3) of the voting power of the outstanding shares of our Class B common stock, voting separately as a single class. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares over the long term. As a result, it is possible that one or more of the persons or entities holding our Class B common stock could gain significant voting control as other holders of Class B common stock sell or otherwise convert their shares into Class A common stock.

We cannot predict the effect our dual class structure may have on the trading price of our Class A common stock.

We cannot predict whether our dual class structure will result in lower or more volatile trading price of our Class A common stock, in adverse publicity, or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indices. In July 2017, FTSE Russell announced plans to require new constituents of its indices to have greater than 5% of the company’s voting rights in the hands of public stockholders, and S&P Dow Jones announced that it will no longer admit companies with multiple-class share structures to certain of its indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Also in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under such announced policies, the dual class structure of our common stock would make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track those indices would not invest in our Class A common stock. These policies are relatively new and it is unclear what effect, if any, they will have on the valuations of publicly-traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. Because of the dual class structure of our common stock, we will likely be excluded from certain indices, and we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and would make our Class A common stock less attractive to other investors. As a result, the trading price of our Class A common stock could be adversely affected. Our directors, executive officers and principal stockholders will have substantial control over us, which could limit the ability of our other stockholders to influence the outcome of key transactions, including a change of control.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. As of December 31, 2020, we had approximately $725.8 million of federal net operating loss carryforwards. The federal net operating loss carryforwards created subsequent to the year ended December 31, 2017, of $430.7 million carry forward indefinitely, while the remaining federal net operating loss carryforwards of $295.1 million begin to expire in 2033. Our ability to utilize NOLs may be subject to limitations due to prior ownership shifts, which could result in an ownership change under Section 382 of the Code, further limiting our ability to utilize NOLs arising prior to such ownership change in the future. A portion of our total NOLs may also be limited by special rules known as Separate Return Limitation Year rules. There is also a risk that due to statutory or regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. We have recorded a full valuation allowance against the deferred tax assets attributable to our NOLs.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, the listing standards of Nasdaq and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources. For example, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations, and financial condition. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from what is intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, which could increase our effective tax rate and harm our financial position and results of operations. It is possible that tax authorities may disagree with certain positions we have taken and any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations. Further, the determination of our provision for income taxes and other tax liabilities requires significant judgment by management, and there are transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

Our trading price and trading volume could decline if securities or industry analysts do not publish research about our business, or if they publish unfavorable research.

We cannot assure that any equity research analysts will adequately provide research coverage of our Class A common stock. A lack of adequate research coverage may harm the liquidity and trading price of our Class A common stock. To the extent equity research analysts do provide research coverage of our Class A common stock, we will not have any control over the content and opinions included in their reports. The trading price of our Class A common stock could decline if one or more equity research analysts downgrade our stock or publish other unfavorable commentary or research. If one or more equity research analysts cease coverage of our company, or fail to regularly publish reports on us, the demand for our Class A common stock could decrease, which in turn could cause our trading price or trading volume to decline.

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

Our two insurance subsidiaries are domiciled in New Jersey and per the applicable laws and regulations of New Jersey, generally no person may acquire control of any insurer, whether by purchase of its securities or otherwise, unless it gives prior notice to the insurer and has received prior approval, or exemption therefrom, from the Commissioner of the New Jersey Department of Banking and Insurance (NJ DOBI). Under New Jersey insurance law, an entity is presumed to have control of an insurance company if it owns, directly or indirectly, 10% or more of the voting stock of that insurance company or its parent company. To the extent that the NJ DOBI determines that the transactions require its consent pursuant to a Form A or exemption therefrom, there can be no assurance that the NJ DOBI’s consent will be obtained or that the NJ DOBI will not impose fines, penalties or sanctions in connection with the transactions.

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

Certain provisions in our corporate charter documents and under Delaware law may prevent or hinder attempts by our stockholders to change our management or to acquire a controlling interest in us, and the trading price of our Class A common stock may be lower as a result.

There are provisions in our amended and restated certificate of incorporation and amended and restated bylaws that may make it difficult for a third party to acquire, or attempt to acquire, control of the Corporation, even if a change in control were considered favorable by our stockholders. These anti-takeover provisions include:
•a classified board of directors so that not all members of our board of directors are elected at one time;
•the ability of our board of directors to determine the number of directors and to fill any vacancies and newly created directorships;
•a requirement that our directors may only be removed for cause;
•a prohibition on cumulative voting for directors;
•the requirement of a super-majority to amend some provisions in our amended and restated certificate of incorporation and amended and restated bylaws;
•authorization of the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•provide for a dual class common stock structure in which holders of our Class B common stock, which has 10 votes per share, have the ability to control the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the outstanding shares of our Class B and Class A common
•stock, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets;
•an inability of our stockholders to call special meetings of stockholders; and
•a prohibition on stockholder actions by written consent, thereby requiring that all stockholder actions be taken at a meeting of our stockholders.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibit a person who owns 15% or more of our outstanding voting stock from merging or combining with us for a three-year period beginning on the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. Any provision in our amended and restated certificate of incorporation, our amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Class A common stock, and could also affect the price that some investors are willing to pay for our Class A common stock.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States of America, as the exclusive forums for certain disputes between us and our stockholders, which will restrict our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.

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

We believe these provisions may benefit the Corporation by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring such a claim arising under the Securities Act against us, our directors, officers, or other employees in a venue other than in the federal district courts of the United States of America. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions, and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
A list of exhibits to this Form 10-Q is set forth below

Exhibit Number	Description
10.1*	Letter Agreement dated as of August 13, 2021, by and between the Registrant and Joseph Wagner
10.2*	Agreement for the Provision of Interim Management Services between the Registrant and AP Services, LLC
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_____________
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Clover Health Investments, Corp.

Date: November 9, 2021	By:	/s/ Vivek Garipalli
Vivek Garipalli
Chief Executive Officer

Date: November 9, 2021	By:	/s/ Mark Herbers
Mark Herbers
Interim Chief Financial Officer, Principal Financial Officer, and Principal Accounting Officer