Form 10-K
period 2021-12-31
CLOVER HEALTH INVESTMENTS, CORP. /DE
filed 2022-02-28
CIK 1801170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-K
________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At June 30, 2021, the aggregate market value of common stock held by non-affiliates was approximately $5,469,360,178, based on a closing price of $13.32. As of February 17, 2022, the registrant had 378,527,022 shares of Class A Common Stock, $0.0001 par value per share, and 94,746,806 shares of Class B Common Stock, $0.0001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

As used in this report, “Corporation,” “Company,” “Clover Health,” “we,” “us,” “our,” and similar terms refer to Clover Health Investments, Corp. and its consolidated subsidiaries, unless otherwise noted or the context otherwise requires.

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

•our expectations regarding results of operations, financial condition, and cash flows;
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

Risk Factor Summary
Our business is subject to numerous risks and uncertainties, including those risks highlighted in the section titled “Risk Factors,” that represent challenges that we face in connection with our business. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may have an adverse effect on our business, financial condition, results of operations, and prospects. These risks include, among others, the following, which we consider to be our most material risks:
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
•Centers for Medicare & Medicaid Services’ risk adjustment payment system makes our revenue and profitability difficult to predict and could result in material retroactive adjustments to our results of operations.
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

•The dual class structure of our common stock has the effect of concentrating voting power with certain stockholders, including our directors, executive officers, principal stockholders, and their respective affiliates, who held in the aggregate 81.8% of the voting power of our capital stock as of December 31, 2021. This ownership will limit or preclude the ability of our other stockholders to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
•Certain provisions in our corporate charter documents and under Delaware law may prevent or hinder attempts by our stockholders to change our management or to acquire a controlling interest in us, and the trading price of our Class A common stock may be lower as a result.

Part I
Item 1. Business.
General
At Clover Health, we are singularly focused on creating great, sustainable healthcare to improve every life. We have centered our strategy on building and deploying physician-enablement software that we believe can enable every physician to deliver data-driven value-based care, without the need to adopt complicated value-based payment schemes. We first launched this approach in our Medicare Advantage (MA) insurance business and have recently brought it to a new non-insurance line of business through fee-for-service Medicare.

The Clover Assistant, our proprietary software platform, is designed to enable healthcare providers to improve the care for all patients. Historically, value-based care has generally been restricted to sophisticated physician groups with the resources and infrastructure to support it. This has left behind physicians that care for many Medicare beneficiaries, especially among at-risk populations. With the Clover Assistant, we believe we can help all physicians, and thus all patients, enjoy the benefits of value-based care. This approach of empowering all physicians has allowed us to focus on driving Clover Assistant adoption as a means of rapidly growing our number of lives under management.

In our MA insurance business, we leverage our flagship software platform, the Clover Assistant, to provide America’s seniors with Preferred Provider Organization (PPO) and Health Maintenance Organization (HMO) plans that are the obvious choice for Medicare-eligible consumers. We call our plans “Obvious” because we aim to provide great, affordable healthcare for all - we offer most of our MA members, whom we refer to as members, the lowest average out-of-pocket costs for primary care provider (PCP) co-pays, specialist co-pays, drug deductibles and drug costs in their markets. Unlike most Medicare Advantage plans, we deeply believe in providing our MA members with provider choice, and we consider our PPO plan to be our flagship insurance product. An important feature of our MA product is wide network access, and we often offer the same cost-sharing (co-pays and deductibles) for visits with primary care providers who are in- and out-of-network. We manage care on our wide network by empowering providers with data-driven, personalized insights at the point of care through the Clover Assistant, which we believe allows us to improve clinical decision-making through a highly scalable asset-light approach. We reach a broad array of consumers, including traditionally underserved populations. As of January 1, 2022, we operated our MA plans in nine states and 209 counties.

In 2021, we expanded into a non-insurance line of business when we made the Clover Assistant available in Medicare fee-for-service through the new Global and Professional Direct Contracting Model (DC Model) of the Centers for Medicare & Medicaid Services (CMS). Through our Direct Contracting Entity (DCE) under the DC Model, which launched on April 1, 2021, we have enabled providers to use the Clover Assistant when they are treating patients who are enrolled in Original Medicare, which is the largest segment of Medicare. The majority of Original Medicare beneficiaries aligned to our DCE (the “DCE Beneficiaries” and, together with our members, the “beneficiaries” or “Lives under Clover Management”), are aligned to our DCE when CMS’ attribution model attributes them to a provider with whom Clover has contracted as a “DC Participant” provider. Expanding into Original Medicare is a strategic milestone for Clover and demonstrates the scalability of the Clover Assistant into non-insurance segments. While other companies may be constrained by antiquated technologies, geographic limitations, or asset-heavy approaches, we believe our tech-centric strategy enables us to quickly and cost effectively deploy software to providers nationwide, including in historically underserved markets. As of January 1, 2022, we are contracted with participating providers across 22 states who manage care for our DCE Beneficiaries.

High provider engagement with the Clover Assistant enables real-time, data-driven decision-making for our beneficiaries and drives rapid software iteration: the more that providers use the Clover Assistant, the more it learns and furthers the precision of personalized data-driven recommendations. We combine our beneficiary data with provider-generated data and use this powerful closed feedback loop to continuously tune our clinical rules and machine learning models, as well as to select and prioritize future software capabilities. We believe the use and continuous improvement of the Clover Assistant has resulted in not only improved clinical decision-making but also enhanced MA plan performance. The platform facilitates identifying and engaging with our most at-risk patients for our clinical programs. These programs are designed to provide additional targeted care support and to further drive better plan performance. We believe that this framework, through our participation in the DC Model, will allow us to bring improvements to care and costs across a larger patient population, especially as it empowers our contracted providers to drive improved clinical outcomes.

We complement our contracted healthcare providers and their patients with our in-home primary care program, Clover Home Care, which covers the sickest, most medically complex patients, often with advanced comorbidities. We believe the Clover Assistant makes home care for high-risk individuals more scalable than fixed-site-based care and permits technology deployment to enhance care and outcomes directly where patients live because our value proposition is centered around software. Compared to the at-risk provider group models that may seek to take away patients from their existing PCPs, Clover Home Care seeks to preserve the PCP-to-patient relationship through collaboration, which improves health outcomes and reduces medical expense.

Unlike many other companies in Medicare, we have made it a priority to work with Medicare beneficiaries in underserved communities. For example, as of the third quarter of 2021, approximately 49% of our Medicare Advantage members who self-report their race or ethnicity identify as people of color while the industry average is 34%. Additionally, as of the third quarter of 2021, 72% of our members were diagnosed with at least two chronic diseases, and about 66% lived in communities that fall within the top five deciles of what the government defines as areas with high socioeconomic deprivation. Additionally, Clover was identified as a plan with strong performance on a prototype of the Medicare Advantage Health Equity Summary Score (HESS), which is a newly developed measurement tool for identifying plans that do well at providing high-quality, equitable care to their members, including groups who are disproportionately affected by social risk factors. We believe this achievement is evidence of Clover’s success in ensuring high-quality care for those most in need.

We were incorporated on October 18, 2019, as a special purpose acquisition company and a Cayman Islands exempted company under the name Social Capital Hedosophia Holdings Corp. III (SCH). On April 24, 2020, SCH completed its initial public offering. On January 7, 2021, SCH consummated a business combination with Clover Health Investments, Corp. and changed its name to Clover Health Investments, Corp. Our principal executive offices are located at 3401 Mallory Lane, Suite 210, Franklin, Tennessee 37067. Our telephone number is (201) 432-2133. Our website address is www.cloverhealth.com. The content on any website referred to in this report is not incorporated by reference in this 10-K unless expressly noted.

Our Opportunity

We believe we have an opportunity to fundamentally change healthcare by providing an easy-to-access on-ramp to value-based care for providers across the country. By leveraging the Clover Assistant platform, we believe we can raise the level of care provided by every provider and rapidly and broadly scale in ways that traditional managed care plans and risk-bearing provider groups cannot. We principally scale our model of care by deploying physician-enablement software to providers. We primarily contract with providers simply to use the Clover Assistant at the point of care for a flat fee rather than, for example, negotiating complicated contracts involving risk-sharing arrangements under which the provider assumes downside financial responsibilities for patient care. Our platform, which enables differentiated open network patient care, supports our expansion into virtually any market, including traditionally underserved markets that are generally not viable for others because those markets often lack providers willing or able to assume financial risk for the costs of patient care.

Medicare is the focal point of our opportunity. Over 60 million people were enrolled in Medicare in 2021, and that number is expected to rise, equating to over $1 trillion in total expenditures by 2025. Within Medicare, the MA market made up approximately $270 billion of annual spend in 2020 and is expected to grow to approximately $590 billion by 2025, and Original Medicare is expected to grow from $530 billion to $665 billion over the same period.

As of January 1, 2022, we operated MA plans in nine states and 209 counties, and under the DC Model, which launched in April 2021, we have had an opportunity to engage in the “Original Medicare” fee for service market, in which beneficiaries enroll in Medicare directly with the federal government, and to develop relationships with new and existing providers in any geography by giving them the opportunity to use the Clover Assistant with their Original Medicare patients while benefiting from higher compensation than that available under Original Medicare. As part of the program, Clover contracts directly with providers to use the Clover Assistant to help manage their Original Medicare patients. An Original Medicare patient becomes aligned to our DCE when CMS’ attribution model attributes them, based on claims data or a patient’s designation, to a provider with whom Clover has contracted as a “DC Participant” provider. We also contract with “preferred” providers, which include specialists and ancillary facilities that agree to participate in Direct Contracting with Clover’s DCE. In each of these scenarios, while Clover participates in the provider’s risk arrangements, we do not act as an insurer. Under our global risk arrangement, total medical costs borne by CMS for these aligned beneficiaries are calculated and compared to a risk-adjusted benchmark rate that is established by CMS. Our DCE will receive any savings, or bear any losses, generated, subject to several risk mitigation mechanisms. We believe this program represents a significant economic and market opportunity for us to deploy our platform across a national footprint, including in markets where we do not have a presence in MA.

We also believe that, in the future, there will be an opportunity to deploy a software-as-a-service model or risk management services for other value-based care organizations to utilize the Clover Assistant. These strategies are currently in development.

Our Technology Platform: The Clover Assistant

The Clover Assistant is a purpose-built technology platform that engages providers and empowers them to deliver data-driven, personalized care. This physician-enablement platform is designed to synthesize comprehensive, longitudinal sets of data to generate provider-focused machine learning, artificial intelligence, and rules-based insights, and drive action by surfacing the most relevant, personalized information to providers directly at the point of care. Through this democratization of data access for providers, we seek to reduce the variability in clinical decision-making, drive improved adherence to evidence-based protocols, and help providers deliver better care. As a result, the Clover Assistant enables healthcare to work at the speed of software.

We believe the key and differentiated features of the Clover Assistant technology platform include:

Real-time actionable insights at the point of care

The Clover Assistant aggregates and structures millions of data points per day, derived from a variety of data sets, such as claims data, medical charts, medication data, diagnostic data, and data generated from electronic health records (EHR), across dozens of typically siloed and inconsistently formatted data feeds. It connects this data with up-to-date, evidence-based protocols and patient-specific plan information to drive real-time, personalized, and actionable insights to providers at the point of care. These real-time, data-rich insights are available to inform providers’ decision-making at the moment that they are interacting with and treating their patients.

Provider delight

Since launching our platform in July 2018, we have driven provider adoption of the Clover Assistant platform through its user-centric design, highly actionable and real-time clinical content, enhanced and rapid Clover Assistant payments and simple onboarding. These features have delighted providers. Because our platform provides highly-actionable clinical content through an intuitive interface that easily integrates into the providers’ workflow, our broad base of contracted providers are highly engaged.

Integrated into provider workflows via EHRs

In September 2021, we delivered the first of an ongoing program of anticipated integrations for the Clover Assistant into a third-party EHR systems. This technology program is designed to enable the Clover Assistant to be used seamlessly with major EHR systems, further improving physician workflows and reducing duplicative actions by providers and administrators. We aim for the Clover Assistant to be available to physicians in ways that best suit them and their practices.

Smoother workflows

Beyond the clinical benefits and intuitive technology, the Clover Assistant also provides providers serving our beneficiaries with a simple, streamlined administrative model. Upon completion of a patient visit with the Clover Assistant, providers are paid at predictable, prompt and enhanced per-visit rates, directly through the Clover Assistant program, which often requires separate billing and longer payment cycles. This enhanced and simplified payment model allows providers to focus on delivering care instead of documenting claims for payment.

Differentiated plan performance

The Clover Assistant platform is designed to enable our mission-aligned business model to drive the empowerment of providers and improve care for beneficiaries while contributing to improved margins for our MA plans and DCE. As a result of our provider-focused, data-driven platform, returning MA members with providers who have been using the Clover Assistant, on average, have had lower medical care ratios (MCRs) than members whose providers have not used the Clover Assistant.

Rapid software iteration via our closed feedback loop

Our platform is highly dynamic and continues to improve as we capture more data. As an MA plan and DCE that builds our own internally-developed physician-enablement software, we believe we are differentiated in our ability to continuously build upon our broad sets of rich data, resulting in a rapid learn-iterate-deploy software improvement cycle. We capture real-time data via live provider engagement and feedback through the Clover Assistant. This highly engaged, bi-directional data sharing construct creates a closed feedback loop, allowing us to continuously measure the results of our platform’s recommendations in real-time as well as iterate and improve our platform.

Additionally, we employ an agile software development methodology to introduce frequent updates to the platform. In addition to regular improvement of the Clover Assistant, this enables us to rapidly introduce new capabilities in response to changes in the market.

Rapid scalable implementations, powered by the cloud

The Clover Assistant’s flexible systems architecture allows us to scale and upgrade the platform across geographies, healthcare delivery systems, and information technology infrastructures rapidly and efficiently while providing a consistent and robust user experience. Our cloud-based software platform enables a low-touch onboarding process for our providers, who are trained and go live on the Clover Assistant typically within one hour. Additionally, each new release is instantaneously available across our user base, so that all of our providers may use the same, latest version of the Clover Assistant available to them at any time.

Our differentiated clinical care capabilities

We work hard to drive better care for our lives under management. To accomplish this goal, we aim to develop a comprehensive understanding of each patient, their conditions and needs as well as how those factors change over time, so that we can provide guidance to their providers regarding when appropriate interventions should be delivered. We monitor a range of data sources over time and capitalize on emerging interoperability data standards to create a comprehensive view of each patient’s disease trajectory. Taking this holistic approach helps us to improve personalized chronic disease management and care coordination. Designed under the guidance of our clinical team physicians and utilizing the data we collect, the Clover Assistant is intended to provide insights in a clear and actionable format to the provider directly at the point of care, thereby facilitating adherence to evidence-based protocols for our lives under management. In addition, it enables rapid identification and enrollment of patient populations that would greatly benefit from complex care management or our other in-house clinical programs.

The following features of our clinical care capabilities provide significant value to providers and our beneficiaries:

Providers enabled and empowered with insights at the point of care

During a patient visit, in the office, via telemedicine or the home, a provider utilizing the Clover Assistant may encounter any of the following:
•Synthesized sets of collated, actionable data. Providers often do not have access to comprehensive information about their patients’ interactions, such as a recent hospital admission or specialist-prescribed medication, across the healthcare ecosystem. The Clover Assistant is designed to eliminate this inefficiency by surfacing relevant and important data from sources across the healthcare ecosystem for providers at the point of care.
•Personalized clinical guidelines for chronic condition management. Our lives under management are seniors and long-term disabled individuals who exhibit many common chronic conditions and often manage them with multiple medications. Through synthesizing our broad set of data and mapping up-to-date clinical research, we are able to identify when patients are “off evidence,” and for an increasing number of chronic conditions, surface for the provider’s consideration a medication or treatment regimen that may be more clinically appropriate for that particular patient. Our focus on personalized care differentiates us. For instance, many other MA plans create high-level disease management programs that apply across large portions of their patient groups while the Clover Assistant recommends specific therapies, based on personalized details, such as comorbidities and contraindications. Our clinical team is constantly refining the platform’s recommendations in order to provide the most up-to-date and evidence-based care standards.
•Quality gap closure. The Clover Assistant identifies and surfaces opportunities for improvement in clinical quality gaps, including those prioritized by CMS’ Star Ratings Program (plan performance measures that drive bonus payments for plan providers), such as prescription drug adherence, regular cancer screenings and the annual flu shot. By addressing these quality gaps with evidence-based guidelines we expect to reduce costs and improve care over the long term.
•Disease burden identification. The Clover Assistant reveals potential gaps in a provider’s understanding of a patient’s disease burden. By surfacing potential conditions that may be asymptomatic or otherwise unaddressed, providers can proactively treat conditions and drive better care for their patients.
•Specialist referrals and management. The Clover Assistant has integrated leading providers to help PCPs manage the care journeys for their patients and find care specialists in areas, such as cancer and chronic kidney disease. By addressing these needs, we believe we can enable PCPs to offer better care for patients and drive cost savings from better managing chronic illness.

The combination of these features enables providers to deliver a better consumer experience for our beneficiaries, as providers are able to more effectively identify clinical opportunities to treat patients at the point of care using data-driven, personalized insights.

Of critical importance, when providing actionable advice, the Clover Assistant shares with the providers the specific reasons why a recommendation is being made so that the provider can ultimately exercise his or her own judgment in deciding whether to accept or reject a care recommendation. This may include evidence such as specific lab results, records from prior encounters, and links to up-to-date medical journals and clinical resources. Additionally, the Clover Assistant receives specific information and feedback from providers on reasons why a patient may not be receiving evidence-based care or complying with protocols, which ultimately prompts other program outreach efforts or future care plan recommendations. This closed feedback loop continuously improves our clinical recommendation engine and understanding of individual patient needs.

Our clinical programs run on the Clover Assistant

In addition to supporting providers throughout our open network and our DCE’s participating providers, we operate clinical programs, either through our own employed clinicians or through vendors, that are designed to provide improved additive care for the most chronically-ill, frail and costly patients. Below is a snapshot of several clinical programs we offer:
•Clover Home Care. Home-based primary care/intensive care management for our most complex patients.
•Supportive Care. Advanced care planning support and palliative care for patients with limited life expectancy.
•Readmission Prevention Program. Care transition support for patients recently discharged from a hospital or post-acute care.
•Behavioral Health Program. Comprehensive care coordination for patients with behavioral health and social services needs.

The Clover Assistant supports every stage of our care and interaction with our high-risk members through our clinical programs, from identification through engagement to clinical care.
•Identification. The Clover Assistant enables us to identify members for whom our programs can provide needed support, fill gaps or reduce costs. For example, utilizing our machine learning algorithm, the Clover Health Acute Risk Model, we are able to accurately identify patients at high future hospitalization risk for our complex care management program.
•Engagement. The Clover Assistant enables us to partner with providers to determine if high-risk patients would benefit from our clinical care programs. The Clover Assistant’s bi-directional point-of-care approach not only prompts the provider to let us know which patients are appropriate for these programs, but encourages the provider to discuss the program with the patient at the point of care. We believe this introduction and engagement increases the likelihood that a patient will ultimately enroll in our clinical programs and receive the care that he or she needs.
•Clinical Care. With the right members identified and engaged, and the right protocols surfaced to program clinicians at the point of care, we believe we are able to further improve our patients’ quality of life and healthcare while driving significant medical expense savings.

Leveraging our data and engaging providers and beneficiaries has resulted in a number of meaningful clinical improvements.

Our Go-To-Market Strategy

We employ a simple go-to-market strategy. Utilizing the Clover Assistant to raise the standard of care of providers, we are able to target a broad spectrum of markets, including traditionally underserved markets that are generally not viable for others because those markets often lack large, integrated providers, commonly relied on by MA insurers, that are willing to assume the financial responsibility for patient care. Underpinned by our software, our go-to-market strategy varies by type of model, MA or the DC Model:
In MA, where we serve as an insurer, our strategy centers on the following four simple steps:
•Step one: Select markets to deploy our disruptive model. We seek opportunities to create differentiated and enhanced plans for consumers virtually anywhere in the United States, including traditionally underserved markets.
•Step two: Broadly disseminate the Clover Assistant. We contract with a wide array of primary and chronic care decision-makers and deploy the Clover Assistant wherever possible to empower providers to deliver data-driven, personalized care. Our contracts also have a simple payment model, with one enhanced rate for primary care visits using the Clover Assistant, relieving providers of significant administrative tasks. Our model expands our reach to providers beyond simply those large providers or other groups willing and able to structure complex risk-sharing arrangements. In addition, our plans with open network designs make it easier for our MA members to see providers outside our network, which can generate new leads for us to deploy the Clover Assistant with an increasing pool of providers.
•Step three: Powered by the Clover Assistant’s strong unit economics, deploy “Obvious” best-in-class plans. The use of the Clover Assistant is designed to drive the economic success of our plans, which allows us to return these strong economics back to our members in the form of enhanced benefits, lower out-of-pocket costs and freedom of choice. Our affordability is underpinned by our plans’ low average total out-of-pocket costs for PCP co-pays, specialist co-pays, drug deductibles and drug costs. The substantial majority of our members enjoy freedom of choice, which manifests in our expansive and open network with the same cost-sharing for members who see primary care providers in- and out-of-network. Our open network design is particularly attractive compared to our competitors’ usual narrow networks or higher cost-sharing for out-of-network providers.
•Step four: Drive strong, industry-leading, organic growth as consumers select our “Obvious” plans and receive care from providers on Clover Assistant. As we have entered and scaled in new markets, we have seen strong membership growth.

For the DC Model, where we are not an insurer, our strategy centers on the following four simple steps:
•Step one: Select and contract with providers to join our DCE. We market our DCE to new providers with whom we can contract to use the Clover Assistant. Providers who are contracted to our DCE receive enhanced reimbursement for visits through Clover Assistant which enables them to participate in value-based care arrangements with no financial downside. A number of our existing Clover Assistant MA providers have contracted with our DCE as well since the launch of the DC Model; however, our broader strategy is to contract with large providers in new geographies across the nation. Through Direct Contracting, we are able to market our DCE to providers anywhere, year round. We believe this will allow us to grow faster and deploy the Clover Assistant to many more providers by allowing us to develop initial entry points in new markets.
•Step two: Expand our DCE Lives under Clover Management. As we onboard new providers to DCE, CMS will annually claims-align new beneficiaries to our DCE, expanding our Lives under Clover Management. We also look to support our DCE providers as they serve as resources for beneficiaries interested in voluntarily-aligning to our DCE, thereby allowing us to capture the broader opportunity within their existing Medicare patient panel. The enhanced reimbursement and improved clinical outcomes driven by the Clover Assistant may allow our DCE providers to expand the number of DCE-eligible patients they serve within their panels.
•Step three: Deploying the Clover Assistant to drive savings and improved outcomes. We believe our experience in deploying the Clover Assistant across open networks in MA provides us with the expertise to manage the larger population within Original Medicare. We believe the Clover Assistant can drive similar clinical and financial value in DCE as it has in MA, allowing us to share in the savings driven by the value we bring to the Government. It is this opportunity to participate in the shared savings that affords us the opportunity to reimburse providers at an enhanced rate for Clover Assistant visits while they participate in value-based care models with no financial downside.
•Step four: Drive strong, industry-leading, organic growth as providers join our DCE. We expect our average number of DCE Beneficiaries to more than double in 2022 compared to our 2021 average, demonstrating our ability to grow at scale. We believe that our Clover Assistant centered DCE strategy allows us to scale more rapidly than other DCE participants who are dependent on scaling through a combination of brick-and-mortar expansion and competitive provider recruiting strategies.

Our Value Proposition

We believe our mission-aligned business model, powered by the Clover Assistant, enables us to deliver significant value to the entire healthcare ecosystem.

Clover is the “Obvious” plan for consumers

Our beneficiaries are our primary constituents. We believe that an approach focused on consumer healthcare choice, enhanced provider trust, and competitive pricing results in distinct value to our beneficiaries and makes great healthcare available to everyone.
•Provider of choice. We value the health decisions our patients make and believe that consumer-driven provider choice increases trust and patient satisfaction. Our differentiated, open network philosophy offers considerable consumer choice: discretion to choose any new Medicare provider willing to see them or keep an existing provider. The substantial majority of our lives under management are enrolled in our open network plans, meaning that our patients need not worry about verifying whether their Medicare provider is in or out of our network as they pay the same amount in either case. Clover also works with a patient’s existing PCP in the home instead of reassigning them a new PCP.
•The Clover Assistant makes the Provider the quarterback. The Clover Assistant, being focused on physician enablement, enhances each provider’s ability to coordinate care for each of our beneficiaries. We believe our beneficiaries can have confidence that, when using the Clover Assistant, their provider has ready access to their medical histories and personalized, data-driven clinical care recommendations.
•High value plans. We strive to ensure that consumers who choose our health plans get more for less. Our plans are benefit-rich while being highly affordable. Most of our beneficiaries are enrolled in plans that offer the lowest average out-of-pocket costs for PCP co-pays, specialist co-pays, drug deductibles and drug costs in their markets while also providing wide network access and with the same in- and out-of-network costs for primary care provider visits. By seeking to lower the financial burden on our patients, we reduce disincentives that inhibit our patients from seeking the care they need.

Clover delivers clinical and financial value for providers

Providers enjoy using the Clover Assistant as it allows them to focus on delivering care and rewards them for doing so.
•The Clover Assistant delights and engages providers. We are focused on empowering and delighting providers who use our platform. We believe providers are highly satisfied with the Clover Assistant platform, based on the level of their engagement.

•We pay an enhanced rate for primary care. We believe providers play a critical role in helping to keep our beneficiaries healthy, and we compensate them for the enhanced clinical experience they provide beneficiaries through the Clover Assistant. Our payment model is simple; we provide one enhanced rate for primary care visits using the Clover Assistant, or what we refer to as “Clover Assistant visits.” Our flat-fee per-visit provider compensation is approximately twice the average Medicare reimbursement fee rate for a primary care visit, and is consistent, predictable, and prompt, with payments received on average within four days of completion of the visit. We believe our payment process for Clover Assistant visits is substantially faster than our competitors’ payment processes, which can take weeks or months.
•We partner with providers and allow them to focus on providing quality care. We partner with all types of providers, including solo practitioners, large physician groups, hospital-employed physicians, and other providers. The combination of our growing beneficiary base, free use of the Clover Assistant and enhanced and rapid payment for Clover Assistant visits enables a highly efficient economic model that allows providers to build successful practices serving Medicare patients. This model focuses on relieving providers of additional administrative burdens, empowering them to spend more time on care.

Great healthcare for everyone, everywhere

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
•We mean everyone. Every individual deserves the best care, and through the Clover Assistant we are democratizing the clinical data and insights providers need to deliver care. Because we drive this clinical improvement with technology, we believe we can scale in virtually any market, including traditionally underserved markets that are generally not viable for others.
•We mean everywhere. As patients are increasingly looking for access to care in a variety of settings, through the Clover Assistant we are able to empower clinicians to provide care in offices and hospitals as well as non-traditional settings both via telemedicine and in the home. Our software allows us to help providers to provide care everywhere that our patients want to receive it.
•Sustainable healthcare through reduced medical cost. We believe our focus on personalized evidence-based clinical recommendations at the point of care and quality gap closure allows us to reduce medical costs over the long-term. Our innovative approach to preventive care empowers providers to spend more time understanding their patient and personalized, evidence-based guidelines and helps reduce the incidence of high-cost events that drive the largest share of healthcare expenditures. We have a broad opportunity to bend the healthcare cost curve, driving true financial value to society, especially the American taxpayers who underwrite the medical costs of our current and future lives under management.
•Provide value, not overhead. Many insurers simply act as middlemen, taking a cut of premiums while assigning duties of care to providers via complex risk-sharing contracting. New payment approaches, such as CMS’ DC Model, may help eliminate entities that serve only as overhead. With our model and technology platform, we believe we are positioned to thrive in any program where entities are expected to empower providers to improve care while lowering costs.

The Clover Assistant Architecture

The Clover Assistant is a differentiated platform able to scalably combine data synthesis, insight generation, and point-of-care action. The Clover Assistant platform synthesizes comprehensive, longitudinal sets of data directly available to us as a health plan, generates clinically-focused machine learning, artificial intelligence, and rules-based insights, and drives action by surfacing the most relevant, personalized information to providers directly at the point of care. Our platform’s excellence is centered on this three-pronged approach:
•Synthesis. Because it is developed by a health plan, the Clover Assistant is uniquely positioned in its ability to directly access broad sets of personalized, longitudinal data unlike platforms developed by pure technology providers, which operate at an arm’s length to data, or platforms operated by verticalized healthcare companies, which generally can access data only in their own narrow ecosystems. Our data platform is designed to interoperate with a broad variety of other healthcare data sources, collecting and transferring data via Application Programming Interfaces (APIs), flat files, or even paper documents.
The Clover Assistant’s data synthesis layer ingests and structures millions of data points per day, derived from a variety of data sets, such as claims data, medical charts, medication data, diagnostic data, and EHR-generated data, across dozens of typically siloed and inconsistently formatted data feeds.
•Insight. Given the massive depth, breadth, and volume of data that we collect, it is critical to leverage technology to perform intelligent analytics. No provider could analyze this amount of data in real-time. Our insight engine applies a combination of advanced machine learning and clinically-driven business rules to curate actionable insights for providers at the point of care.

Our data scientists work in conjunction with providers to continually enhance our insight engine. We identify and target specific clinical problems, then seek to solve these problems with expert systems, combining the latest clinical and evidence-based research with machine learning-based insights.
•Action. The Clover Assistant provides real time, personalized, and actionable insights to help healthcare providers make better decisions and deliver the right care at the right time. Because our insights are provided in a clear, actionable format directly at the point of care, the Clover Assistant can instantaneously inform provider decision-making at the very moment that they are interacting with and treating our lives under management.

These three aspects of the Clover Assistant—Synthesis, Insight and Action—form a self-contained software improvement virtuous cycle. As providers take action based on our data insights, we receive rich feedback data in real time. We then input this data back into our data and insight layers, creating a loop of bi-directional information exchange.

Across all three prongs of our platform, the Clover Assistant is designed to ensure data integrity and security to protect our users’ and patients’ information, identities, and privacy. As such, we have invested significantly in data protection and have in place strict data protection protocols. Clover has in place policies designed to ensure compliance with guidelines promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996 (HIPAA), and all data in transit and at rest are encrypted. Data transfers, including API calls to and from third parties are authenticated via password, token, or two-way multiple transport layer security. Clover discourages and minimizes local data storage as a deterrence against physical device and data loss. The Clover Assistant data is stored in the cloud, with backups across Amazon Web Services and the Google Cloud Platform and secured by centralized identity access and management.

Additional Products Built on the Clover Assistant Platform

While the platform is currently primarily intended to be used by providers at the point of care, the Clover Assistant is designed to be scalable across a myriad of use cases. The platform is designed to surface the most relevant information for a specific context so that any users of the platform can make more informed decisions at the most actionable opportunity available. Use cases include:
•Office/virtual visits. The Clover Assistant empowers providers by recommending personalized, evidence-based medications, providing reminders of timely discussion topics and treatment, enabling requests for patient data and orders for tests or screening kits and identifies potential undiagnosed conditions based on clinical evidence. Our software makes these features available for in-person visits or through telemedicine solutions.
•Office staff. Through its Care Connect feature and embedded analytics, the Clover Assistant empowers office staff by identifying patients due for a visit, flagging members recently discharged from the hospital, and providing tools for scheduling various screenings and follow-up visits.
•In-home visits. The Clover Assistant empowers physicians and other providers who operate outside of clinical settings, offices, or hospitals. It supports, for example, our in-home primary care program enabling lengthy interactions for our lives under management with the most advanced illnesses or complex conditions. It also supports in-home programs targeting patients who have been recently discharged from hospitals or who do not receive regular care from a PCP.
•Specialty Care Management. In 2021, within the Clover Assistant we launched “Health Tracks,” which are dedicated care coordination programs for chronic kidney disease and oncology, that integrate these specialist services and protocols seamlessly into the platform. We believe we have the potential to improve our margin profile through the introduction of additional features into the Clover Assistant platform, including, but not limited to, medication management and orthopedic care.

Sales and Marketing

We market our “Obvious” MA plans through a broad range of activities and through an extensive network of insurance brokers and field marketing organizations. We also enter into co-branding arrangements with providers and other provider institutions. We market or may market our plans through a number of channels including, but not limited to, direct mail, marketing materials in providers’ offices, the Internet, telesales and free marketing channels provided by the U.S. government, such as the Medicare Plan Finder. Commissions paid to employed sales representatives and independent brokers and agents are based on a per unit commission structure, regulated in structure and amount by CMS.

We market participation in our DCE to providers through direct mail, the Internet, and direct telephonic outreach. We also are engaged with our participating providers to educate their Medicare eligible patients about voluntary alignment opportunities. Additionally, we participate in trade organizations such as the National Association of Accountable Care Organizations.

Research and Development

Key to our success is the time, attention, and investment we place on continued innovation in the Clover Assistant platform. We expect to continue investing in expanding our platform and enhancing the features and functionality of the Clover Assistant. We analyze the growing number of interactions our providers have with the Clover Assistant to recognize their needs quickly and guide future innovation. Our research and development team is responsible for the design, development, testing and delivery of solutions for our platform.

Our Competition

The physician enablement space is highly competitive, and there are many players competing within the technology space as well as within segments of Medicare such as MA and Original Medicare, including the DC Model. We compete in certain segments within the healthcare market, including MA plans as well as other healthcare technology platforms, and intend to enter into others, such as new payment models offered by CMS. Competition in our market involves rapidly changing technologies, evolving regulatory requirements and industry expectations, new product offerings and constantly evolving beneficiary and provider preferences and user requirements.

We face competition from incumbent MA plan providers and health insurance companies, many of whom are developing their own technology or partnering with third-party technology providers to drive improvements in care. Our competitors include large, national insurers, such as UnitedHealth, Aetna, Humana, Cigna, Centene, and Anthem, as well as regional-based companies such as Blue Cross Blue Shield affiliates, Bright Health, Alignment Health, Devoted Health, Oscar Health, hospital systems, and provider-based organizations. We also face competition from Original Medicare providers and health insurance companies.

As a result of our recent entry into CMS’ new DC Model, we face competition from other DCE participants including provider groups, accountable care organizations, and managed care organizations (MCOs). These competitors include Oak Street, VillageMD, Humana, Anthem, and Iora Health. Competition from these and other new entrants may intensify as the DCE market develops and business models evolve to address it.

We also face competition in the physician enablement space from offerings and tools that allow providers to offer value-based care, offerings such as EHRs and other tools that have high physician engagement, and any other product or tool designed to enable a physician to improve care. Companies such as Agilon, Privia, Epic, Cerner, and Athena Health compete directly or indirectly with our offerings. Also, as we develop other products and enter new lines of business, and other companies do the same, we may compete with providers of healthcare technology platforms, EHR providers, telehealth providers, healthcare data analytics providers, and accountable care organizations.

We believe our asset-light model allows us to compete favorably based on the following competitive factors: the use of the Clover Assistant platform to improve clinical decision-making, price, quality of service, access to broad and open provider networks, breadth and flexibility of plan benefits, brand strength, beneficiary and provider satisfaction, and financial stability.

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

While we rely on software licensed from third parties for internal tools we use to operate our business, we do not currently in-license any intellectual property. Our intellectual property, including internally developed technology and products are developed by our employees, who are distributed geographically across the United States and globally, including in Hong Kong (China). We outsource operational engineering support work to a third party vendor headquartered in the United States with a globally distributed workforce.

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

As of December 31, 2021, we owned four U.S. patents and no foreign patents, and there were 22 U.S. patent applications pending. We have not applied for patents in foreign jurisdictions. We have registered our trademarks in the United States, European Union, China, and the Hong Kong Special Administrative Region of the People’s Republic of China (Hong Kong), South Korea, Singapore, Australia and Taiwan. We continually review our development efforts to assess the existence and patentability of new intellectual property. We pursue the registration of our domain names, trademarks, and service marks in the United States and in certain locations outside the United States, including Canada and Hong Kong.

Human Capital

Choosing to tackle healthcare is no small feat. Our mission to improve every life is made possible through the Herculean efforts put forth by our teams. We strive to attract and retain diverse talent from all different backgrounds and industries--we value Machine Learning Data Scientists the same way we value Clinical Pharmacists, the same way we value Claims Analysts. Bringing together motivated, inquisitive, and mission oriented talent has provided us with a strategic advantage and is key to our success. Clover commits to providing a collaborative and inclusive work environment, competitive market compensation and benefits programs and growth opportunities that empower Cloverites to deliver positive outcomes for our beneficiaries.

As of December 31, 2021, we had 680 employees with approximately 95% in the U.S. and 5% in Hong Kong. Our workforce was 66% Female and 34% Male and was 44% Caucasian/White and 56% with racially/ethnically diverse backgrounds.

Excellence in Distributed Work

By establishing communication and decision making norms, placing an emphasis on transparency and working to build psychological safety and trust, we have found that colocation of employees is no longer a requirement. We are a distributed team from the Board of Directors on down, and believe our distributed approach to teams allows us to attract the best talent for each and every role. In August 2018, we opened an office in Hong Kong, which has since grown to a team of 36 employees. Prior to the onset of the COVID-19 pandemic, approximately 40% of our workforce was already remote- or field-based employees, meaning they did not regularly come into a brick and mortar facility. We expect over 60% of our teams to remain remote or in the field after offices reopen.

All remote employees receive a stipend to set up their home work space so they can be most productive. We also ensure new hires (office-based and remote) are provided with an onboarding plan which helps them understand our culture and also provides them with necessary training and modules to set them up for success. We use communication and meeting tools that enable teams to chat and interact in real-time, regardless of their physical location. We also host a variety of All Company meetings in an effort to provide updates to Cloverites as real-time as possible and provide opportunities for employees to ask questions of leadership.

COVID-19 Support and Flex Policies

Being a healthcare company means the health, wellness, and safety of our teams and beneficiaries is always a top priority. All teams, including our clinicians, worked remotely during the height of the pandemic. Our technology teams worked to quickly build out telehealth capabilities so that we could provide support to our beneficiaries in need. We have since allowed for certain clinical teams to return to the field, with strict guidance from our clinical leadership team and enhanced health and safety protocols. The Clover offices remain open when certain population health metrics are met and are available for employees to work out of on a voluntary basis.

We have expanded our employee support resources over the past year to include paid access to an online platform offering mental health and wellbeing options ranging from digital resources and meditations to a network of certified coaches. To help Cloverites managing competing priorities during the pandemic, we partnered with a company that provides remote tutoring support for families affected by school shutdowns. We also extended a special remote employee stipend to all employees to help with productivity while remote. We created a COVID-19 specific time-off policy to ensure employees can take care of themselves, or their family members, should they become sick, without having to use their accrued sick or vacation time.

Cultivating Diversity, Equity & Inclusion

In our very early days, we created a Diversity & Inclusion (D&I) Working Group focused on making Clover a more diverse, equitable, and inclusive Company. Diversity includes not only race and gender identity, but also age, disability status, veteran status, sexual orientation, religion, and many other parts of one’s identity. All of our employees’ points of view are key to our success, and inclusion is everyone’s responsibility. By creating a designated space for learning, conversations, and furthering initiatives, we aim to enrich Clover for our employees and communities. Members of our D&I Working Group also develop and deliver various resources to our teams, including an ally-ship training series.

Affinity Groups continue to grow as grassroots communities, bringing together employees with a shared affinity. They are employee-led groups creating peer connections around shared experiences and mutual support. We currently have three Affinity Groups with a total of over 140 members and growing: Black Employee Network; Asian, Asian American, and Pacific Islander Cloverites; and Mi Gente (Latine Cloverites). Additionally, our mental health benefits include options to join expert-led external peer circles around healing communities in times of crisis.

We are entering the third year of our New Perspectives Program, a reverse mentorship program that creates a space for leaders to receive mentorship from junior- and mid-level employees about lived experiences and key information leaders need to understand in their role. These conversations have focused on a range of themes, such as the experiences of LGBTQ+ employees. Latina employees, and understanding biases that lead to who gets elevated and who gets left behind in the workplace.

Building Future Leaders

We empower Cloverites to do their best work and aim to provide a variety of in-house and external resources to help them achieve their maximum potential. Our approach to development starts during onboarding, when employees are presented with customized 30/60/90-day onboarding plans. These plans are created by employees’ hiring managers and reviewed by our Hiring Committee, with the goal of providing structure to onboarding and defining key wins and early successes as they join Clover. The onboarding plans also provide opportunities for check-ins, feedback, and reprioritization of workload.

Given the vast experience of our teams, we operate a traditional mentorship program, with 84 employees completing the program in 2021, with a 100% satisfaction rate with the quality of mentoring received. The mentorship relationship is designed to enable employees to develop new skills and competencies, while concurrently networking and building relationships within the organization. We have partnered with an external vendor to provide Cloverites at and above the manager level with an outcome-based coaching program at both the group and individual level. Additionally, we rolled out a Manager Acceleration Program in 2021 to new and tenured mid-level managers with a goal to upskill, maximize impact, and invest in their development.

Employee Engagement & Feedback

We believe giving, receiving, and acting on feedback makes us better colleagues. Ensuring our teams have a variety of avenues to provide feedback in a safe way has been core to our ethos. Each year we conduct an inclusion survey, focused on equity, inclusion, and belonging. Key themes are shared with the entire company, and each leader receives feedback relating to their area.

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

Attracting & Retaining Top Talent

We believe in using our total rewards program to incentivize employees to make decisions that are in the best interest of our stakeholders. It is important that our plans are aligned with the market so that we can attract, retain, and motivate Cloverites. Our compensation program is currently comprised of base salary, spot bonuses, annual cash incentive bonuses, and equity incentive awards. We also allow eligible employees to participate in an Employee Stock Purchase Plan, in which employees may purchase shares of the Company’s Class A common stock at a discount, subject to certain limitations and conditions. Our compensation program may continue to evolve over time.

Compensation is just one aspect of our offerings. We also provide employees with health (medical, dental, vision and telehealth) insurance, paid time off, paid sick leave, paid parental leave, a U.S. 401 (k) plan with Company match, and paid volunteer days, and we offer additional benefits to support work-life balance for all Cloverites.

Government Regulation

We work diligently to comply with all applicable laws and regulations. As an entity within the healthcare industry, and one operating Medicare plans, we are subject to comprehensive federal, state and international laws and are regulated by various regulatory agencies. Regulations and enforcement may vary significantly from jurisdiction to jurisdiction, new laws and regulations may be adopted, and the interpretation of existing laws and rules may change periodically. We are unable to predict what effect, if any, such changes may have on our operations, financial position, or cash flows. See the section entitled “Risk Factors” for a discussion of the risks related to our compliance with federal, state and international laws and regulations.

Our operations, current and past business practices, contracts and accounts and other books and records are subject to routine, regular and special investigations, audits, examinations and review by, and from time to time we receive subpoenas and other requests for information from, federal and state supervisory and enforcement agencies, attorneys general and other state, federal and international governmental authorities and legislators. For further information, see the section entitled “Risk Factors—We are and may be subject to investigations, and litigation which could be costly and time-consuming to defend, and the outcomes of which cannot be predicted.”

Federal laws and regulations, relevant agency oversight

We are subject to various federal laws and regulations, and our activities are subject to regulation by several federal agencies. Our most comprehensive oversight comes from CMS, which regulates our MA plans and is the primary regulator for the DC Model, in which we participate. CMS regulates the payments made to us and the submission of information relating to the health status of patients for purposes of determining the amounts of those payments. Additional CMS regulations govern benefit design, eligibility, enrollment and disenrollment processes, call center performance, plan marketing, record-keeping and record retention, quality assurance, timeliness of claims payment, network adequacy and certain aspects of our relationships with and compensation of providers. We perform ongoing monitoring of our, and our vendors’, compliance with CMS requirements.

We are also subject to CMS audits related to our compliance with CMS contracts, the performance of the plan, adherence to governing rules and regulations, and the quality of care we provide to Medicare beneficiaries, among other areas. For example, CMS currently conducts Risk Adjustments Data Validation audits of a subset of MA contracts for each contract year. In addition, the Department of Health and Human Services Office of Inspector General also audits risk adjustments of companies offering MA plans, and we anticipate this remaining a focus of government inquiries and investigations in the next few years.

A portion of each MA plan’s reimbursement is tied to the plan’s “Star Ratings.” In addition, Star Ratings affect a plan’s image in the market, and higher-rated plans may offer enhanced benefits and additional enrollment opportunities than other plans. The Star Rating system considers a variety of measures adopted by CMS, including the quality of preventative services, chronic illness management, compliance and overall customer satisfaction. Our MA PPO plan received a 3.5 Star Rating for the 2020 measurement year, and our MA HMO plan received a 3.0 Star Rating. Our ability to maintain or improve our Star Rating may be significantly compromised by the COVID-19 pandemic, which has prevented all plans from incentivizing conduct to address patient care gaps and collecting information required to demonstrate plan compliance with and performance under the Star Rating metrics.

Privacy, security and data standards regulation

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

In particular, regulations promulgated pursuant to HIPAA impose a number of obligations on issuers of health insurance coverage and health benefit plan sponsors. Health insurers, HMOs and healthcare providers who transmit health information electronically are included in HIPAA’s definition of “Covered Entities.” Regulations promulgated to implement HIPAA and the Health Information Technology for Economic and Clinical Health Act also require that “business associates” (e.g., entities that provide services to health plans and providers, such as electronic claims clearinghouses, print and fulfillment vendors, consultants and those services we expect to provide on behalf of our Direct Contracting providers) acting for or on behalf of Covered Entities be contractually obligated to meet HIPAA standards. These regulations govern privacy and security of electronic health information; require federal data breach notification and reporting to the Office for Civil Rights (OCR) of the U.S. Department of Health and Human Services (HHS) and the Federal Trade Commission (FTC) and, in some cases, to the local media; and provide for financial penalties and, in certain cases, criminal penalties for individuals, including employees, for privacy violations. In addition, OCR performs compliance audits in order to proactively enforce the HIPAA privacy and security standards and, as a result, may conduct audits of health plans, providers and other parties to enforce HIPAA compliance. OCR has become an increasingly active regulator and has signaled its intention to continue this trend. OCR has the discretion to impose penalties without being required to attempt to resolve violations through informal means; further, OCR may require companies to enter into resolution agreements and corrective action plans which impose ongoing compliance requirements. OCR enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition to enforcement by OCR, state attorneys general are authorized to bring civil actions under either HIPAA or relevant state laws seeking either injunctions or damages in response to violations that threaten the privacy of state residents. As explained above, depending on the line of business, the Corporation acts or intends to act as both a covered entity and a business associate.

HIPAA does not preempt state laws that provide more stringent privacy protection than that provided for under HIPAA; as such, we may be subject to additional state privacy laws in the states in which we operate. Additionally, states have adopted regulations to implement provisions of the Financial Modernization Act of 1999 (also known as the Gramm-Leach-Bliley Act (GLBA)) which generally require insurers to provide customers with notice regarding how their non-public personal health and financial information is used and the opportunity to “opt out” of certain disclosures before the insurer shares such information with a non-affiliated third party. The GLBA regulations apply to health, life and disability insurance. Like HIPAA, GLBA sets a “floor” standard, allowing states to adopt more stringent requirements governing privacy protection.

Federal and state consumer protection laws are being applied increasingly by the FTC and states’ attorneys general to regulate the collection, use, storage, and disclosure of personal or health information, through websites or otherwise, and to regulate the presentation of website content. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security and access. Consumer protection laws require us to publish statements to our lives under management that describe how we handle personal information and choices they may have about the way we handle personal information. If such information that we publish is considered untrue, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and other consequences. The Cybersecurity Information Sharing Act of 2015 encourages organizations to share cyber threat indicators with the federal government and directs HHS to develop a set of voluntary cybersecurity best practices for organizations in the healthcare industry.

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

Fraud and abuse laws

As an institution that contracts with the federal government, we are subject to federal laws and regulations relating to the award, administration and performance of U.S. government contracts, including laws aimed at preventing fraud, waste, and abuse. Fraud, waste, and abuse prohibitions encompass a wide range of activities, including kickbacks or other inducements for referral of patients or for the coverage of products by a plan, billing for unnecessary medical services by a healthcare provider, improper marketing and beneficiary inducements, and violations of patient privacy rights. Companies involved in federal and state healthcare programs such as Medicare are required to maintain compliance programs designed to detect and deter fraud, waste, and abuse, and are often the subject of fraud, waste, and abuse investigations and audits. The regulations and contractual requirements applicable to us and other participants in these programs are complex and subject to change. Although our compliance program is designed to meet all statutory and regulatory requirements, our policies and procedures are frequently under review and subject to updates, and our training and education programs continue to evolve.

The federal Anti-Kickback Statute and related regulations have been interpreted to prohibit the knowing and willful payment, solicitation, offering, or receipt of any form of remuneration (including kickbacks, bribes, and rebates) in return for the referral of federal healthcare program patients or any item or service that is reimbursed, in whole or in part, by any federal healthcare program. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In some of our markets, states have adopted similar anti-kickback provisions, which apply regardless of the source of reimbursement. We have attempted to structure our relationships with providers and other entities to ensure compliance with the Anti-Kickback Statute and relevant safe harbors. It is, however, possible that regulatory authorities may challenge our approach to provider contracting and incentives, or other operations, and there can be no assurance that authorities will determine that our arrangements do not violate the federal Anti-Kickback Statute. Penalties for violations of the federal Anti-Kickback Statute include criminal penalties and civil sanctions, including fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs.

We are subject to federal and state laws and regulations that apply to the submission of information and claims to various government agencies. For example, the False Claims Act (FCA), provides, in part, that the federal government may bring a lawsuit against any person or entity who the government believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. There also is FCA liability for knowingly or improperly avoiding repayment of an overpayment received from the government and/or failing to promptly report and return any such overpayment. The federal government, whistleblowers and some courts have taken the position that claims presented in violation of other statutes, for example, where a claim includes items or services resulting from a violation of the federal Anti-Kickback Statute, may be considered a violation of the FCA. Violations of the FCA are punishable by treble damages and civil monetary penalties of up to a specified dollar amount per false claim. In addition, a special provision under the FCA allows a private person (for example, a “whistleblower,” such as a disgruntled current or former competitor, member, or employee) to bring an action under the FCA on behalf of the government alleging that a company has defrauded the federal government and permits the private person to share in any settlement of, or judgment entered in, the lawsuit. A number of states, including states in which we operate, have adopted their own false claims acts and whistleblower provisions that are similar to the FCA. Companies in the healthcare and related benefits industry, including ours, frequently are subject to actions brought under the FCA or similar state laws.

Additional federal regulations

Additionally, we may be subject to general consumer protection laws and regulations applicable to direct-to-consumer activities such as online communications including, but not limited to, the FTC’s Telemarketing Sales Rules and the Telephone Consumer Protection Act, which gives the FTC, Federal Communications Commission, and state attorneys general the ability to regulate, and bring enforcement actions relating to, telemarketing practices and certain automated outbound contacts such as phone calls, texts or emails. Under certain circumstances, these laws may provide consumers with a private right of action. Violations of these laws could result in substantial statutory penalties and other sanctions.

We are also regularly assessing the medical device status of certain health information technology products and/or solutions and clinical decision support tools, which may, at any time, require compliance with U.S. Food and Drug Administration requirements.

State laws and regulation

Healthcare regulation.

Our plans are regulated in, and must be licensed by, the jurisdictions in which they conduct business. The nature and extent of state regulation varies by jurisdiction, and state insurance regulators generally have broad administrative power with respect to all aspects of the insurance business. The majority of states in which we operate plans require periodic financial reports to be filed with the National Association of Insurance Commissioners (NAIC), while New Jersey, the state of domicile of our regulated insurance entity, requires reports to be filed directly with the New Jersey Department of Banking and Insurance (NJ DOBI). The establishment of minimum capital or restricted cash reserve requirements is determined on a state-by-state basis. The NAIC has adopted model regulations that, where adopted by states, require expanded governance practices and risk and solvency assessment reporting. Most states have adopted these or similar measures to expand the scope of regulations relating to corporate governance and internal control activities of HMOs and insurance companies. We are required to maintain a risk management framework and file a confidential self-assessment report with state insurance regulators. We are also required to file a variety of reports stipulated by each state in which we are licensed. These reports can be financial or informational in nature. As of December 31, 2021, our PPO plans were licensed in 45 states and the District of Columbia and were not licensed in Michigan, New Hampshire, New York, North Carolina, and Vermont. Our HMO is licensed in New Jersey and Texas. The most comprehensive reporting is required by the state of domicile of our regulated insurance entity which, for both the HMO and PPO, is New Jersey.

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

Some of our business activity is subject to other healthcare-related regulations and requirements, including PPO, MCO, utilization review, pharmacy service, or care provider-related regulations and licensure requirements. These requirements differ from state to state and may contain network, contracting, product and rate, licensing and financial and reporting requirements. There are laws and regulations that set specific standards for delivery of services, appeals, grievances and payment of claims, adequacy of healthcare professional networks, fraud prevention, protection of consumer health information, pricing and underwriting practices and covered benefits and services.

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

As our regulated insurance entity is domiciled in New Jersey, the insurance laws and regulations of New Jersey would be applicable to any proposed acquisition of control of Clover. Under New Jersey law, generally no person may acquire control of any insurer, whether by purchase of its securities or otherwise, unless it gives prior notice to the insurer and receives prior approval, or exemption therefrom, from NJ DOBI. These regulations pertaining to an acquisition of control of an insurance company may discourage potential acquisition proposals and may delay, deter, or prevent a change of control of us, including through transactions that some or all of our stockholders might consider to be desirable. Such regulations may also inhibit our ability to acquire an insurance company should we wish to do so in the future.

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

International Regulation

We have significant operations, including certain outsourced operations and software research and development in other countries, such as Hong Kong, the Philippines, Colombia, India and Eastern Europe, and are subject to regulation in the jurisdictions in which those operations are organized or conduct business. These regulatory regimes vary from jurisdiction to jurisdiction. In addition, our non-U.S. operations are subject to U.S. laws that regulate the conduct and activities of U.S.-based businesses operating abroad, such as export control laws and the Foreign Corrupt Practices Act (the “FCPA”), the latter of which prohibits offering, promising, providing, or authorizing others to give anything of value to a foreign government official to obtain or retain business or otherwise secure a business advantage.

Additional Information

Our website address is www.cloverhealth.com. We use the investor relations page of our website for purposes of compliance with Regulation FD and as a routine channel for distribution of important information, including news releases, analyst presentations, financial information and corporate governance practices. Our filings with the SEC are posted on our website and available free of charge as soon as reasonably practical after they are electronically filed with, or furnished to, the SEC. The SEC’s website, www.sec.gov, contains reports, proxy statements, and other information regarding issuers that file electronically with the SEC. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference in this Annual Report on Form 10-K unless expressly noted. Further, the Company’s references to website URLs are intended to be inactive textual references only.

Channels for Disclosure of Information

Investors and others should note that we routinely announce material information to investors and the marketplace using filings with the SEC, press releases, public conference calls, presentations, webcasts and our investor relations website. We also intend to use certain social media channels as a means of disclosing information about the Company and our products to our customers, investors and the public, including @Clover-Health and #CloverHealth on Twitter, and the LinkedIn account of our President and Chief Technology Officer, Andrew Toy. The information posted on social media channels is not incorporated by reference in this report or in any other report or document we file with the SEC. While not all of the information that we post to our investor relations website or to social media accounts is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media, and others interested in the Company to review the information that we share at the “Investors” link located at the bottom of our webpage at https://investors.cloverhealth.com/investor-relations and to sign up for and regularly follow our social media accounts. Users may automatically receive email alerts and other information about the Company when enrolling an email address by visiting “Email Alerts” in the “Investor Resources” section of our website at https://investors.cloverhealth.com/investor-relations.

Item 1A. Risk Factors.
In the course of conducting our business operations, we are exposed to a variety of risks, any of which have affected or could materially adversely affect our business, financial condition, and results of operations. The market price of our common stock could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occurs. Any factor described in this report or in any of our other SEC filings could by itself, or together with other factors, adversely affect our financial results and condition.
Risks Related to Our Business and Industry

We have incurred net losses in the past, we anticipate increased expenses in the future, and we may not be able to achieve or maintain profitability.

We have incurred net losses of $587.8 million, $136.4 million, and $363.7 million for the years ended December 31, 2021, 2020, and 2019, respectively. Our accumulated deficit was approximately $1,616.7 million and $1,029.0 million as of December 31, 2021, and December 31, 2020. We expect our operating costs will increase substantially in the foreseeable future and that our losses will continue as we expect to invest significant additional funds towards growing our business and operating as a public company. In particular, we expect to continue to invest in improving the Clover Assistant and our technology infrastructure, developing our clinical care programs, increasing adoption of the Clover Assistant platform, expanding our marketing and outreach efforts, growing our provider networks, expanding our operations geographically, increasing headcount to support our growth, and developing future offerings that improve care and supplement our revenue streams. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses.
We currently generate revenue from (i) premiums earned (MA premiums earned) in connection with the members under our Medicare Advantage (MA) plans (the “members”), and (ii) capitation payments from the Centers for Medicare & Medicaid Services (CMS) (“Direct Contracting Revenue” and, collectively with MA premiums earned, “total revenues”) for medical services provided on behalf of the Original Medicare beneficiaries aligned to the Company’s Direct Contracting Entity (DCE) in connection with CMS’ Global and Professional Direct Contracting Model (the “DCE Beneficiaries” and, collectively with the members, “Lives under Clover Management” or the “beneficiaries”). Even if we are successful in increasing our Lives under Clover Management and consequently increasing our total revenues from MA premiums earned and Direct Contracting Revenue, we may not successfully and effectively predict, price, and manage the medical costs relating to our Lives under Clover Management. As a result, our expenses from net medical claims incurred could exceed any increase in total revenues.
Furthermore, even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. To date, we have financed our operations principally from the sale of our equity securities, MA premiums earned, Direct Contracting revenue, and the incurrence of indebtedness. Our cash flow from operations was negative for the years ended December 31, 2021, 2020, and 2019, and we may not generate positive cash flow from operations in any given period. If we are not able to achieve or maintain profitability or positive cash flow, we will require additional financing, which may not be available on favorable terms, or at all, or which could be dilutive to our stockholders. If we are unable to successfully address these risks and challenges as we encounter them, our business may be harmed, which could negatively affect the value of our common stock.

We have relatively limited experience with the Clover Assistant, and initial results may not be indicative of future performance.
Since launching the Clover Assistant in 2018, we have continued to develop its features and capabilities, adapt our go-to-market strategy and adjust its integration with our MA plans, our Direct Contracting business, and third-party systems. As a result we may not fully understand the impact of the Clover Assistant on our business and long-term prospects. While the medical care ratio (MCR), a measure defined as our total net medical claims incurred divided by premiums earned, for returning Medicare Advantage members with a PCP who used the Clover Assistant, tends to be lower than the MCR for returning Medicare Advantage members with a PCP who did not use the Clover Assistant, our long-term success depends on maintaining and continuing to improve these effects over time in the markets we serve. There can be no assurance that these effects will improve or persist over time in our current markets or that we can replicate these results as we expand into new markets or into Direct Contracting. We also cannot be certain about the extent to which this differential resulted from use of the Clover Assistant by providers or by other factors. If we are unable to drive and maintain significant reductions in MCR for our members or net medical claims incurred as a percentage of Direct Contracting revenue (Direct Contracting Margin) for our DCE Beneficiaries to support our business model, it would have a material and adverse effect on our business, financial condition, and results of operation.

Our expansion into Direct Contracting presents new risks to our business.

We expanded our business into CMS’ new Direct Contracting Model (DC Model) in April 2021, enabling us to target a larger market opportunity, the Medicare fee-for-service (FFS) market, which is the largest segment of Medicare. As such, our Direct Contracting business is in the early stages of development, and we are subject to the risks inherent to the launch of any new business, including the risks that we may not generate sufficient returns to justify our investment and that it may take longer or be more costly to achieve the expected benefits from this new program. In connection with our expansion into Direct Contracting, we are enhancing and iterating the functionality of Clover Assistant as well as forming relationships with a greater number of providers, and we may face new risks and difficulties, many of which we may not be able to predict or foresee. Also, because the DC Model is a new model designed by CMS’ Center for Medicare & Medicaid Innovation (CMMI), CMMI is constantly evaluating the program and may revise the applicable rules and design at any time, and such changes may have a significant impact on our ability to carry out our business. For example, certain CMMI model methodologies, including but not limited to, allowed provider classes, beneficiary alignment, benchmark establishment, and risk score modeling, are subject to continued evaluation and could materially impact profitability. Similarly, while the DC Model is expected to run through December 31, 2026, CMMI can determine to terminate the program at any time, and in some cases may be required to do so, and if the program is terminated, we will no longer be able to target the FFS market, which in turn could reduce the return on our investments and negatively impact our business, financial condition, results of operations and future prospects. On February 24, 2022, CMS announced, among other things, that the DC Model would be transitioned to a new model called the ACO Realizing Equity, Access, and Community Health (REACH) Model. CMS announced that all active DCEs in the DC Model will be able to transition to the ACO REACH Model provided they have a strong compliance record and agree to meet requirements for the redesigned model by January 1, 2023. We are in the process of evaluating CMS’ release and determining what changes, if any, will be necessary.

Our future performance depends in part on increasing the lifetime value of enrollments, which are realized over several years, and any failure to do so could negatively affect our future prospects and results of operations, including our ability to attain or increase profitability.

Our future performance is primarily dependent on our ability to utilize the Clover Assistant to drive down the medical care ratios for our beneficiaries and utilize our clinical care capabilities to improve the quality of care for our beneficiaries. By doing so, we aim to drive per member per month (PMPM) medical expense savings and generate more accurate risk adjustment data over time. If we fail to achieve such decreases in cost of care, our business, results of operations, and financial condition will be adversely affected. See the section entitled “—If we fail to estimate, price for and manage medical expenses in an effective manner, the profitability of our Medicare Advantage plans and Direct Contracting business could decline, which could materially and adversely affect our results of operations, financial position, and cash flows.”

Furthermore, if we are unable to retain our members and DCE Beneficiaries, our ability to realize the returns on our investments in the Clover Assistant platform could be negatively affected. The lifetime value of our enrollments could be impacted by a variety of factors, including penetration of the Clover Assistant, cost of care reductions from our clinical programs and the length of time a member remains enrolled in our plan or a DCE Beneficiary remains aligned to our DCE. For example, since returning MA members tend to have lower MCR than do new MA members, rapid membership growth or other shifts in the mix of new and returning members could adversely affect our MCR in the near-term and lead to greater losses. Similarly, any investment we make in early identification and treatment of disease and preventative treatment to reduce healthcare costs that would be incurred in the future might not be realized if those members choose not to enroll with us in future years. Likewise, because any conditions identified and treated in a given year do not impact risk scores until the following plan year, if our members do not re-enroll in subsequent enrollment periods, we would not be compensated for the additional treatment of conditions that we otherwise would have been entitled to the following year. Accordingly, if we are unable to retain our members and realize a significant lifetime value for our enrollments in line with our projections, we may not be able to generate sufficient revenues to offset our losses and expenses, which would adversely affect our business, financial condition, and results of operations and our ability to attain or increase profitability.

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

Through our MA plans, we assume the risk of both the cost of medical services for our members, or medical expenses, and administrative costs for our members in return for monthly premiums, which we are paid by the Centers for Medicare & Medicaid Services (CMS) on a per member basis. The Patient Protection and Affordable Care Act (ACA) requires that we spend at least 85% of those premiums on healthcare services, covered benefits, and quality improvement efforts, and we generally use at least 85% of our premium revenues to pay for these costs. As a result, our ability to enhance the profitability of our MA plans and Direct Contracting business depends in significant part on our ability to predict, price, and effectively manage medical costs, which are affected by utilization rates, the cost of service and the type of service rendered.

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

Medicare Advantage and Medicare Part D plans are also subject to risks associated with increased medical or pharmaceutical costs. Business models for market participants involved in the financing and supply of pharmaceutical products rely on certain benchmarks and practices (e.g., pricing based on Average Wholesale Price, or the use of Maximum Allowable Cost lists). It is uncertain how these business models will evolve and whether other pricing benchmarks will be introduced and widely adopted. Legislation may also lead to changes in the pricing for the Medicare Advantage program. While we believe we have adequately reviewed our assumptions and estimates regarding these complex and wide ranging programs under Medicare Advantage and Medicare Part D, including those related to collectability of receivables and establishment of liabilities, actual results may be materially different from our assumptions and estimates and could have a material adverse effect on our business, financial condition, and results of operations.

CMS’ risk adjustment payment system makes our revenue and profitability difficult to predict and could result in material retroactive adjustments to our results of operations.

CMS has implemented a risk adjustment payment system for Medicare health plans to improve the accuracy of payments and establish appropriate compensation for Medicare plans that enroll and treat less healthy Medicare beneficiaries. CMS’ risk adjustment model bases a portion of the total CMS reimbursement payments on various clinical and demographic factors, including hospital inpatient diagnoses, diagnosis data from hospital outpatient facilities and provider visits, gender, age, and Medicaid eligibility. CMS requires that all managed care companies capture, collect, and report the necessary diagnosis code information to CMS, which information is subject to review and audit for accuracy by CMS. Although we have an auditing and monitoring process in place to collect and provide accurate risk adjustment data to CMS for these purposes, that program may not be sufficient to ensure accuracy, and additional investment and testing will be required to enhance and expand it. Therefore, there is a possibility that our risk adjustment data collection efforts and data submitted to CMS might have been or will be inadequate. If the risk adjustment data incorrectly overstates the health risk of our members, we might be required to return to CMS overpayments and/or be subject to penalties or sanctions, or if the data incorrectly understates the health risk of our members, we might be underpaid for the care that we must provide to our members, any of which could harm our reputation and have a negative impact on our results of operations and financial condition. CMS may also change the way that they measure risk or adjust risk scores, and the impact on any such changes on our business is uncertain.

CMS makes premium payments to MA plans based on approved bids, which are risk-adjusted to account for members' known demographic and health status information. As prescribed by CMS, the premium is retroactively adjusted on two separate occasions to account for shifts in the diagnosis collection periods. We calculate estimates for these retroactive payment adjustments on a monthly basis. In addition, from time to time, CMS makes changes to the way it calculates risk adjustment payments, which may impact our revenues. For example, CMS is phasing-in the process of calculating risk scores using diagnosis data from the Risk Adjustment Processing System (RAPS) to diagnosis data from the Encounter Data System (EDS). The RAPS process requires MA plans to apply a filter based on CMS guidelines and only submit diagnoses that satisfy those guidelines. For submissions through EDS, CMS requires MA plans to submit all the encounter data, and CMS will apply the risk adjustment filtering to determine the risk scores. In payment year 2020, 50% of the risk score was calculated from data submitted through RAPS and 50% from data submitted through EDS. CMS gradually increased the EDS percentage to 75% of the risk score for payment 2021 and ultimately transitioned to 100% EDS data for payment year 2022. The transition from RAPS to EDS could result in different risk scores from each dataset as a result of plan processing issues, CMS processing issues, or filtering differences between RAPS and EDS, and any reduction in risk adjustments for our members could have a material adverse effect on our results of operations, financial position, or cash flows.

The Direct Contracting Performance Year Benchmark is also risk adjusted based on the same CMS-Hierarchical Condition Categories (HCC) prospective risk adjustment model used in the MA program. There are additional adjustments applied to the DC Model risk score to mitigate the impacts of coding intensity on risk adjustment: normalization adjustment, +/- 3% symmetric cap, and a retrospective coding intensity factor. Unlike MA, the Direct Contracting risk score is based only on diagnosis confirmed on claims. The DC Model does not accept supplemental encounter data submissions. The DCE may make accruals in accounting periods to account for risk score accuracy for which we believe diagnoses are present, but not yet recognized in the beneficiaries’ risk scores. CMMI may revise the applicable rules and design of the Direct Contracting risk score methodology at any time.

As a result of the COVID-19 pandemic, risk adjustment scores may also fall as a result of reduced data collection, decreased patient visits, or delayed medical care, and limitations on payments for certain telehealth services. As a result of the variability of factors affecting plan risk scores that determine such estimations, the actual amount of CMS’ retroactive payment could be materially more or less than our estimates. Consequently, our estimate of our plans’ aggregate member risk scores for any period, and our accrual of premiums related thereto, may result in favorable or unfavorable adjustments to our Medicare premium revenue, which may affect our profitability.

We are subject to risks associated with the COVID-19 pandemic, which could have a material adverse effect on our business, results of operations, financial condition, and financial performance.

We are susceptible to the adverse effects associated with the COVID-19 pandemic, which is having a major impact on health systems, businesses, governments and member activities. The ultimate severity, magnitude, and duration of the COVID-19 pandemic is uncertain and rapidly changing. The full extent to which the COVID-19 pandemic may impact our business, results of operations, and financial condition remains uncertain. Current uncertainties relating to the COVID-19 pandemic that could impact our future results include the development of new COVID-19 variants and the potential for further deferrals of elective or preventive care due to additional COVID-19 outbreaks and resulting stay-at-home orders, which in turn could result in exacerbated health conditions, higher future medical costs, and/or a reduction in risk adjustments and benchmarks against which future CMS bids will be assessed.

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

The impact of the COVID-19 pandemic on our business is primarily dependent upon the ultimate pacing, intensity in our markets and duration of the crisis, which are factors we cannot predict at this time. These factors will drive the related treatment, testing, coverage and other services we provide our beneficiaries. In 2020, the healthcare system experienced deferrals of elective care due to the COVID-19 pandemic, which decreased utilization of healthcare services. The ultimate consequences of delaying medical care are uncertain but they may result in additional medical complications, increased medical costs in future periods and/or reduction in benchmarks that future bids will be assessed against. In particular, a significant portion of our strategy is based on the notion that we can reduce our beneficiaries’ medical costs by utilizing the Clover Assistant to encourage Providers to engage with our beneficiaries to help prevent a deterioration of their health. As a result of the crisis associated with the COVID-19 pandemic, in 2021 we experienced a significant increase in medical care costs. If a significant portion of our beneficiaries experience a deterioration in health, if our beneficiaries seek care that was deferred during the pandemic, or if our beneficiaries with chronic conditions require additional care resulting from missed treatments, we may experience a continued increase in medical care costs. There can be no assurance that these increased costs were appropriately taken into account when we set the prices for our premiums or that the premiums we receive from the U.S. government and fees we charge will be sufficient to cover the medical and administrative costs that we could ultimately incur. The decreased utilization of Medicare FFS healthcare services during the COVID-19 pandemic may also lead to a reduction in the benchmarks that future CMS bids will be assessed against. If we experience increased medical costs in future periods as a result of the delay in medical care during the COVID-19 pandemic, and those costs are set against reduced benchmarks, our revenue and operating results would be materially adversely impacted. Additionally, if the COVID-19 pandemic results in a decrease in the number of primary care or general wellness visits, adoption of the Clover Assistant by physicians and other providers may be impeded, and our ability to iterate and improve the accuracy of Clover Assistant may be affected. With respect to our Direct Contracting operating segment, the Direct Contracting Benchmark is based on national trends, and while we believe we have certain protections in our DCE's participation agreement with CMS, Clover could be disproportionately affected by COVID-19 if impacts in concentrated regional service areas are significantly above or below national averages.

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

The COVID-19 pandemic has also curtailed the ability of our clinical program physicians and providers to care for our most seriously ill members through Clover Home Care, our Clover Care Visit program, and our hospital readmissions prevention program. Although we have made great strides in treating our beneficiaries during this time through telemedicine, there are some conditions that cannot adequately be assessed and addressed remotely. Also some beneficiaries may be unwilling to participate or continue to participate in telehealth visits. In 2021, we performed in-person visits with our beneficiaries via our Clover Home Care program, but there were recurring instances of periods when we were not able to do so due to rising COVID-19 levels. Even when public health experts deem it safe to return to treat members in their homes, beneficiaries might be unwilling to accept care in their homes. Our Providers themselves might also become infected with COVID-19 and be unable to deliver care during these periods of acute infection or the post-infectious period if they experience longstanding effects of COVID-19 infection. Because our most chronically ill members are responsible for a significantly disproportionately high share of our medical expenses, our potential inability or difficulty of providing targeted services to this population can undercut our ability to manage our overall medical expenses.

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

Governmental authorities in the United States have proposed or issued vaccine mandates requiring certain employers, including certain federal contractors, to ensure that their employees are fully vaccinated against COVID-19, subject to certain exceptions as provided for in the applicable mandate, or, in some cases, be regularly subject to COVID-19 testing. As we are a federal contractor, any such recently issued or future vaccine mandate could negatively impact our ability to attract or retain workers, including healthcare providers. The loss of, or inability to attract, employees could negatively impact our ability to carry out our business and provide care to our beneficiaries and other critical services, and thus could have a material adverse effect on our business and results of operations.

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

An important part of our growth strategy depends on our ability to increase adoption and use of the Clover Assistant, including by providers who also use electronic health records (EHR) systems. We have directed, and intend to continue to direct, a significant portion of our financial and operating resources to developing the Clover Assistant platform and expanding its usage. There can be no assurance that adoption of Clover Assistant will continue to grow, or that rates of engagement will be maintained or increase. A number of factors could potentially negatively affect adoption of the Clover Assistant and provider engagement, including but not limited to:
•difficulties convincing providers of the value, benefits, and usefulness of the Clover Assistant, particularly in markets where we have fewer beneficiaries;
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

If the Clover Assistant is not adopted as quickly as we anticipate in the markets in which we operate, we may be unable to collect and provide valuable actionable data to providers treating our beneficiaries in such markets, which could prevent us from driving significant reductions in MCR for our beneficiaries in such markets and would in turn curtail our ability to offer competitively priced MA Plans and realize shared savings against the DCE benchmark in such markets. Any such events could result in higher medical expenses and reduced cash flows. As a result, if we are unsuccessful in our efforts to drive adoption of the Clover Assistant, our business, results of operations, and financial condition could be harmed.

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

We derive substantially all of our total revenues from MA premiums earned and Direct Contracting revenue, which are primarily driven by the number of members under our MA plans and the number of our DCE Beneficiaries, respectively. As a result, the number of Lives under Clover Management is critical to our success, and we are continually executing several growth initiatives, strategies, and operating plans designed to increase the number of Lives under Clover Management, including the expansion of our Medicare Advantage and DCE offerings in both additional markets across the United States and in markets we currently serve. We may not be able to successfully complete these growth initiatives, strategies, and operating plans and realize all of the expected potential benefits, including achieving cost savings, better plan economics and more affordable healthcare. In addition, even if we are successful in achieving this growth, doing so may be more costly than we anticipate, and if we are not able to manage our costs our results could be materially adversely affected. See the section entitled “—If we fail to estimate, price for and manage medical expenses in an effective manner, the profitability of our Medicare Advantage plans and Direct Contracting business could decline, which could materially and adversely affect our results of operations, financial position, and cash flows.”

Prior to 2020, we primarily focused on offering our MA plans in nine counties within New Jersey. In 2021, we offered our MA plans in 108 counties across eight states, and cared for 68,120 MA members as of December 31, 2021. Additionally, in January 2022, we launched our MA plans in an additional 101 counties and an additional state, and we announced that our MA membership had grown by over 25% versus the beginning of 2021. While we intend to continue to grow our MA membership by increasing our share in existing service areas and entering into new service areas, we may not be able to successfully achieve this growth for a number of reasons. Our ability to attract and retain members may be impacted by several factors, including, without limitation:
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

As of December 31, 2021, we had 61,876 aligned DCE Beneficiaries. As of that date, we had approximately 720 contracted participating providers managing primary care for our DCE Beneficiaries and, additionally, we had approximately 635 preferred providers and preferred facilities in our DCE network. DCE Beneficiary growth is dependent upon the number and size of the providers that contract with the DCE, and CMS’ alignment rules. While we intend to continue to grow our DCE Beneficiaries by increasing our contracts in existing service areas and entering into new service areas, we may not be able to successfully achieve this growth for a number of reasons. Our ability to attract and retain DCE Beneficiaries may be impacted by several factors, including, without limitation:
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

In addition, our decisions concerning the allocation of management and financial resources toward efforts to grow our Lives under Clover Management in certain markets may not lead to the growth we expect, or any growth. Similarly, our potential decisions to delay entering or terminate our services in any market may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. We may also choose to terminate contracts with providers contracted with our DCE if they do not meet our performance standards, or providers may choose not to continue working with us, either of which could reduce our number of DCE Beneficiaries. If we make incorrect determinations regarding the viability or potential for membership growth in any specific market, our business, financial condition, and results of operations could be materially adversely affected. As a result, we may fail to capitalize on viable commercial opportunities or be required to forgo or delay pursuit of opportunities that may later prove to have greater commercial potential than those we choose to pursue.

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

Our MA members and DCE Beneficiaries remain concentrated in certain geographic areas in the United States and in certain populations. Many are low-income, and a significant number are people of color. As of December 31, 2021, approximately 90.2% of our Medicare Advantage members, most of whom were in two metropolitan areas, were residents of New Jersey. With respect to the DCE, as of December 31, 2021, approximately 41.1% of our DCE Beneficiaries were aligned to providers in New York, with an additional 34.1% in New Jersey and 14.5% in Kansas. Unfavorable changes in healthcare or other benefit costs or reimbursement rates or increased competition in New Jersey or any other geographic area where our members and DCE Beneficiaries becomes concentrated in the future could therefore have a disproportionately adverse effect on our operating results. Additionally, the geographic concentration and low-income status of a significant portion of our members and DCE Beneficiaries may make them more vulnerable to events such as the COVID-19 pandemic. In particular, a disproportionate number of our members and DCE Beneficiaries may be affected by the COVID-19 pandemic, access to care may be more difficult, and proposed responses, including telehealth, may not be accessible.

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

Our success requires that we successfully maintain and grow our provider networks and contract with providers and medical facilities in new markets in order to meet CMS requirements relating to network adequacy. In addition, in order to retain our members and DCE Beneficiaries and attract additional beneficiaries, our provider networks, including those providers participating in Medicare and willing to see our patients but who we have not contracted with, must be not only adequate, but attractive, providing Medicare-eligible beneficiaries access to the providers and facilities that they want. We also provide prescription drug benefits and contract with pharmacy benefit management service suppliers to manage pharmacy benefits for our members. There can be no assurance that we will be able to contract with new providers, facilities and other entities in our current markets or new markets in which we enter or renew any contracts we maintain with existing providers or facilities on favorable terms, if at all. If we are unable to enter into new contracts or maintain contracts with providers or facilities in certain markets, we may be unable to meet network adequacy requirements which would prevent us from serving such markets, and could have a material adverse effect on our business, financial condition, and results of operations.

In addition, certain markets in the United States are dominated by a few providers or facilities, have a limited number of providers in a particular specialty or have a limited number of facilities, which may make it particularly difficult for us to enter into such markets and compete effectively. This may be especially true if those providers, specialists, or facilities are unwilling to contract with us, demand higher payments or take other actions that could result in higher medical care costs for us, less desirable plans and products for members and providers, a decline in our growth rate or difficulty in meeting regulatory or accreditation requirements. Our ability to develop and maintain satisfactory relationships with providers and facilities may also be negatively impacted by factors not associated with us, such as changes in Medicare programs and other pressures on healthcare providers, including consolidation activity among hospitals, physician groups, and other healthcare providers. Such organizations or provider groups may compete directly with us, which could adversely affect our growth. The failure to maintain or to secure new cost-effective provider contracts may make it more difficult to increase adoption of the Clover Assistant by providers as well as lead to higher costs, healthcare provider network disruptions and less attractive options for our beneficiaries, any of which could have a material adverse effect on our business, financial condition, and results of operations.

We may be unable to effectively manage our growth, which could have a material adverse effect on our business, financial condition, and results of operation.

If we are unable to manage our growth effectively, we may incur unexpected expenses, which could materially adversely affect our business, financial condition, and results of operations. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our information technology (IT), security infrastructure, and financial and accounting systems and controls, which will place additional demands on our resources and operations. We must also attract, train and retain, or contract with third parties to provide a significant number of qualified software engineers, IT engineers, data scientists, medical personnel, insurance operations personnel, sales and marketing personnel, management personnel and professional services personnel, and the availability of such personnel, in particular software engineers, may be constrained. This will require us to invest in and commit significant financial, operational, and management resources to grow and change in these areas which may disrupt our operations and performance and adversely affect our business, financial condition, and results of operation.

We operate in a competitive industry, and if we are not able to compete effectively, our business, financial condition, and results of operations will be harmed.

The markets for MA plans and related products are highly competitive. We compete in certain segments within the healthcare market, including MA plans as well as other healthcare technology platforms, and have entered into other markets, such as the DC Model. Competition in our market involves rapidly changing technologies, evolving regulatory requirements and industry expectations, new product offerings and constantly evolving beneficiary and provider preferences and user requirements. We currently face competition from a range of companies, including other incumbent MA providers and health insurance companies, many of whom are developing their own technology or partnering with third-party technology providers to drive improvements in care. Our competitors generally include large, national insurers, such as United Health, Aetna, Humana, Cigna, Centene, and Anthem that provide MA plans, as well as regional-based companies or health plans that provide MA plans, including Blue Cross Blue Shield affiliates, Bright Health, Alignment Health, Devoted Health, Oscar Health, hospital systems, and provider-based organizations. As a result of our recent entry into CMS’ new DC Model, we also face competition from other DCE participants including provider groups, accountable care organizations (ACOs), and managed care organizations (MCOs). These competitors include Oak Street, VillageMD, Humana, Anthem, and Iora Health. Competition from these and other new entrants may intensify as the DCE market develops and business models evolve to address it. In addition, as we enter into new markets, including through Direct Contracting, we may compete with regional start-up companies that offer MA plans and other participants in the DC Model. Also, as we develop other products and enter new lines of business, such as Direct Contracting, and other companies do the same, we may compete with providers of healthcare technology platforms, EHR providers, telehealth providers, healthcare data analytics providers, and ACOs. Furthermore, ACOs and practice management companies, which aggregate physician practices for administrative efficiency and marketing leverage, and other organizational structures that physicians, hospitals, and other healthcare providers choose, may change the way in which providers interact with us and may change the competitive landscape. If we are unable to continue to grow and enhance our product and service offerings to our provider users and beneficiaries, develop and deliver innovative and potentially disruptive products and services to satisfy evolving market demands, or develop and recruit qualified physicians and other provider specialists, we may not remain competitive, and we risk inability to maintain or increase our Lives under Clover Management, lack of adoption of our products and services by beneficiaries and provider users, and loss of current market share to existing competitors and disruptive new market entrants.

Any one of these competitive pressures in our market, or our failure to compete effectively, may result in fewer plans being offered; a reduction in plan benefits; reduced services; a loss of existing beneficiaries or inability to grow our number of beneficiaries; fewer provider users; reduced revenues; lower gross margins; and loss of market share. Any failure to meet and address these factors would harm our business, results of operations, and financial condition.

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

Further, the healthcare industry in the United States has experienced a substantial amount of consolidation, resulting in a decrease in the number of insurance carriers, providers, and payors. For example, in January 2020, Centene Corporation acquired Wellcare Health Plans, Inc., which resulted in the significant expansion of Centene’s Medicare footprint. Continued consolidation among providers reduces the number of potential contracting providers in certain geographies, which could lead to reduced leverage in our contract negotiations with those parties, which would limit our ability to expand adoption of the Clover Assistant. If we are unable to contract with a provider in a market that has experienced significant consolidation, we may face challenges to establishing or maintaining network adequacy and attractiveness in those markets. Additionally, new competitors may arise as consolidation may create providers that, in and of themselves, meet network adequacy requirements for a market and, as a result, start their own MA plans in that market. In addition, our current or potential competitors may be acquired by third parties with greater available resources, as seen in the 2018 acquisition of Aetna by CVS Health. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements and may have the ability to initiate or withstand substantial price competition. Our future growth and success depend on our ability to successfully compete with other companies providing similar services and technological offerings. New competitors or alliances may emerge that have greater market share, a larger beneficiary base, a stronger and larger provider network, more widely adopted proprietary technologies, greater ability to care for their members, greater marketing expertise, or greater financial resources and larger sales forces than we have, which could put us at a competitive disadvantage. Considering these factors, even if our MA plans and technology platform are more effective than those of our competitors, current or potential beneficiaries may purchase competitive plans in lieu of purchasing our health plans, or providers may adopt competing technology platforms in lieu of the Clover Assistant. Any such events could adversely affect our business, financial condition, and results of operations.

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

Reinsurance and low-income cost subsidies represent payments from CMS in connection with the Medicare Part D program for which we assume no risk. Reinsurance subsidies represent payments for CMS’ portion of claims costs which exceed the member’s out-of-pocket threshold, or the catastrophic coverage level. Low-income cost subsidies represent payments from CMS for all or a portion of the deductible, the coinsurance and co-payment amounts above the out-of-pocket threshold for low-income beneficiaries. Monthly prospective payments from CMS for reinsurance and low-income cost subsidies are based on assumptions submitted with our annual bid. A reconciliation and settlement of CMS’ prospective subsidies against actual prescription drug costs we paid is made after the end of the applicable year.

Settlement of the reinsurance and low-income cost subsidies as well as the risk corridor payment is based on a reconciliation made approximately nine months after the close of each calendar year. This reconciliation process requires us to submit claims data necessary for CMS to administer the program. Our claims data may not pass CMS’ claims edit processes due to various reasons, including discrepancies in eligibility or classification of low-income members. To the extent our data does not pass CMS’ claim edit processes, we may bear the risk for all or a portion of the claim which otherwise may have been subject to the risk corridor provision or forgo payments we would have otherwise received as a low-income subsidy or reinsurance claim. In addition, in the event the settlement represents an amount CMS owes us, there is a negative impact on our cash flows and financial condition as a result of financing CMS’ share of the risk. The opposite is true in the event the settlement represents an amount we owe CMS.

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

In addition to the challenges to expand our sales and marketing efforts, we face significant challenges generally in our marketing efforts. We may market our MA plans through a number of channels including, but not limited to, direct mail, marketing materials in providers’ offices, and telesales. Any disruption to any of these methods of communication may compromise our ability to effectively market our MA plans. Further, due to regulations governing when and how we are allowed to market our plans, we have a limited time frame annually to plan and execute on our marketing plans and if we encounter issues with execution during this time frame, we have an even more limited window to address those issues before we are forced to wait for the next annual marketing window. Failure to execute on our marketing plans in the limited window allowed by Medicare regulations could negatively affect our annual member enrollment and our business, financial condition, and results of operations could be adversely affected. In addition, as one of the newest entrants in the MA business, we face certain disadvantages in free marketing channels provided by the federal government. For example, the Medicare Plan Finder, which provides Medicare-eligible beneficiaries a place to compare plans according to specific characteristics, currently sorts plans with similar characteristics in part based on their plan identification number. As a newer plan, our number is higher and accordingly, Medicare-eligible beneficiaries using this tool may have to click through many pages before they are ever made aware of our plan offerings. While we are engaging with CMS in an effort to change its sorting logic, incumbents in the MA business have increased visibility in this marketing channel and in similar marketing channels, which could reduce our take rate and negatively affect our business, results of operations, and financial condition. If we are unable to expand our sales and marketing capabilities, we may not be able to effectively commercialize our existing or planned solutions, which could result in reduced member enrollment and the failure of our enrollment rate to increase in line with our forecasts.

If we fail to develop widespread brand recognition or are unable to maintain or enhance our reputation, our business, financial condition, and results of operations will be harmed.

We believe that developing widespread brand recognition and maintaining and enhancing our reputation is critical to our relationships with existing providers and beneficiaries, and to our ability to attract new providers and beneficiaries to our platform and offerings. The promotion of our brand may require us to make substantial investments, and we anticipate that, as our market becomes increasingly competitive, these marketing initiatives may become increasingly difficult and expensive. Brand promotion and marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur, and our results of operations could be harmed. In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of our providers or beneficiaries, could harm our reputation and brand and make it substantially more difficult for us to attract new providers or beneficiaries. If we do not successfully develop widespread brand recognition and maintain and enhance our reputation, our business may not grow and we could lose our relationships with providers or members and beneficiaries, which would harm our business, financial condition, and results of operations.

If we do not continue to innovate and provide services that are useful to our beneficiaries and providers, we may not remain competitive, and our business, financial condition, and results of operations could suffer.

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

In addition, our platform may be perceived by our providers, potential and current, to be more complicated or less effective than traditional approaches, and they may be unwilling to change their current workflows or healthcare practices. Healthcare providers are often slow to change their medical treatment practices for a variety of reasons, including perceived liability risks arising from the use of new products and services. Accordingly, healthcare providers may not utilize the Clover Assistant until there is enough evidence to convince them to alter their current approach or until the number of the Clover Assistant members that they see expands to a point where they feel it is necessary to do so. Any of these factors could adversely affect the demand for and market utilization of our solutions and our growth, which would have a material adverse effect on our business, financial condition, and results of operations.

If we fail to offer high-quality customer support, our business, results of operations, and reputation could suffer.

Our business is dependent upon providing high-quality customer support and service to both our beneficiaries and providers. In particular, our ability to attract and retain membership is dependent upon providing cost effective, quality customer service operations, such as call center operations and claim processing, that meet or exceed our beneficiaries’ expectations. We depend on third parties for certain of our customer service operations. If we or our vendors fail to provide service that meets our beneficiaries’ expectations, we may have difficulty retaining or growing our Lives under Clover Management, which could adversely affect our business, financial condition, and results of operations.

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

Our business, results of operations, and financial condition may fluctuate on a quarterly and annual basis, which may result in a decline in our stock price if such fluctuations result in a failure to meet any projections that we may provide or the expectations of securities analysts or investors.

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
•the amount and timing of operating expenses related to the maintenance and expansion of our business, operations, and infrastructure;
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

We may become subject to medical liability claims, which could cause us to incur significant expenses, may require us to pay significant damages if not covered by insurance, and could adversely affect our business, financial condition, and results of operations.

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

Any claims made against us that are not fully covered by insurance could be costly to defend against, result in substantial damage awards against us and divert the attention of our management and our providers from our operations, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, any claims may adversely affect our reputation. Additionally, multiple claims against us could render it difficult or costly to obtain insurance for our affiliated professional entities, which could negatively impact our ability to staff our clinical programs and other operations.

Our international operations pose certain risks to our business that may be different from risks associated with our domestic operations.

We have significant operations, including certain outsourced operations in other countries, including in Hong Kong, the Philippines, Colombia, and India, and we may in the future expand our operations to other countries. Substantially all of our software research and development is performed internationally, by internal resources and a variety of offshore vendors in locations such as Hong Kong, Eastern Europe, and India. While these arrangements may lower operating costs, it also subjects us to the uncertain political climates and potential disruptions in international trade, including export control laws, including deemed export restrictions applicable to software and any amendments to those laws, as well as potentially increased data security and privacy risks and local economic and labor conditions. If we are unable to utilize our full software development team, this may result in decreased ability to innovate and maintain the Clover Assistant and carry out health plan data operations, which may in turn lead to adverse effects on our business, financial conditions and results of operations. Additionally, we outsource certain of our call center operations to the Philippines and Colombia and outsource our claims processing and coding to a company in India. Oversight aimed at ensuring adherence to applicable quality and compliance standards may be more difficult with vendor companies located outside of the United States and may both make it more difficult for us to achieve our operational objectives and expose us to additional liability. Countries outside of the United States may be subject to relatively higher degrees of political and social instability and may lack the infrastructure to withstand political unrest or natural disasters. The occurrence of natural disasters, pandemics, such as the COVID-19 pandemic, or political or economic instability in these countries could interfere with work performed by these labor sources or could result in our having to replace or reduce these labor sources. Our vendors in other countries could potentially shut down suddenly for any reason, including financial problems or personnel issues. Such disruptions could decrease efficiency, increase our costs, and have an adverse effect on our business or results of operations.

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

Compliance with applicable U.S. and foreign laws and regulations, such as import and export requirements, anti-corruption laws, tax laws, foreign exchange controls and data privacy and data localization requirements, labor laws, and anti-competition regulations, increases the costs of doing business in foreign jurisdictions. Although we have implemented policies and procedures to comply with these laws and regulations, a violation by our employees, contractors, or agents could nevertheless occur. In some cases, compliance with the laws and regulations of one country could violate the laws and regulations of another country. Violations of these laws and regulations could materially adversely affect our brand, growth efforts, and business.

Furthermore, weakness of the U.S. dollar in relation to the currencies used in these foreign countries may also reduce the savings achievable through this strategy and could have an adverse effect on our business, financial condition, and results of operations.

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
•approve policy forms, require specific benefits and benefit levels, and regulate premium rates;
•impose fines and other penalties; and
•impose continuing education requirements.

In addition, we must ensure that our agents have received all licenses, appointments, and certifications required by state authorities in order to transact business. If the relevant state authorities experience shutdowns or continued business disruptions due to the COVID-19 pandemic, we may be unable to secure these required licenses, appointments, and certifications for our agents in a timely manner, or at all, and we may not always be, in compliance with such laws and regulations. New state insurance laws, regulations, and guidelines also may not be compatible with the sale of health insurance over the Internet or with various aspects of our platform or manner of marketing or selling health insurance plans. The applicability of state insurance laws to new healthcare payment models can be especially unclear and subject to differing interpretations. Failure to comply with insurance laws, regulations and guidelines or other laws and regulations applicable to our business could result in significant liability, additional department of insurance licensing requirements, required modification of our advertising and business practices, the revocation of our licenses in a particular jurisdiction, termination of our relationship with carriers, loss of commissions and/or our inability to sell health insurance plans, which could significantly increase our operating expenses, result in the loss of carrier relationships and our commission revenue and otherwise harm our business, operating results and financial condition. Moreover, an adverse regulatory action in one jurisdiction could result in penalties and adversely affect our license status, business or reputation in other jurisdictions due to the requirement that adverse regulatory actions in one jurisdiction be reported to other jurisdictions. Even if the allegations in any regulatory or other action against us are proven false, any surrounding negative publicity could harm consumer, marketing partner or carrier confidence in us, which could significantly damage our brand.

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

Our success depends largely upon the continued services and reputation of our senior management and other key personnel. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives and key employees, which could disrupt our business. For example, in July 2021, we announced that our Chief Financial Officer would be leaving the Corporation as of August 13, 2021, and that Mark C. Herbers would serve as interim Chief Financial Officer until a permanent replacement had been hired, and in January 2022, we announced our General Counsel would be leaving the Corporation and that Karen Soares would serve as interim General Counsel until a permanent replacement had been hired. We can provide no assurance that any of our other executives or key employees will continue their employment with us. Our senior management and key employees are “at-will” employees and therefore may terminate employment with us at any time with no advance notice. In addition, we currently do not have “key person” insurance on any of our employees. We also rely on our leadership team in the areas of research and development, marketing, services, and general and administrative functions. The loss and replacement of one or more of our members of senior management or other key employees, including our co-founder and Chief Executive Officer, Vivek Garipalli, and our President and Chief Technology Officer, Andrew Toy, would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives. In addition, our positive reputation is in part derived from the business success and standing in the community of our senior management, in particular our Chief Executive Officer. As a result, any negative perception of our senior management by our current or prospective investors, beneficiaries, or providers, or any negative press stories about our senior management, may harm our reputation and damage our business prospects. Furthermore, executive officer transitions, volatility or lack of performance in our stock price may affect our ability to attract and retain replacements should key personnel depart. If we are not able to retain any of our key personnel, our business, results of operations, and financial condition could be harmed.

Our management team has limited experience managing a public company.

Our management team has limited experience managing a publicly-traded company, interacting with public company investors and securities analysts, and complying with the increasingly complex laws pertaining to public companies. These obligations and constituents require significant attention from our management team and could divert their attention away from the day-to-day management of our business, and such diversions could be elevated following the departures of our Chief Financial Officer and General Counsel, which could harm our business, results of operations, and financial condition.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) and our key metrics require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes and amounts reported in our key metrics. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed further in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 (Summary of Significant Accounting Policies) to Financial Statements in this report. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to the amounts of IBNR claims, recoveries from third parties for coordination of benefits, and the final determination of medical cost adjustment pools. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

We are currently, and may in the future be, subject to investigations and litigation, which could be costly and time-consuming to defend, and the outcomes of which cannot be predicted.

We are currently subject to various litigation matters as described in the section entitled “Item 3. Legal Proceedings.”

We are currently, and may in the future be, subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by providers, facilities, consultants, and vendors in connection with commercial disputes, or employment claims made by our current or former employees. We are also currently subject to an ongoing inquiry by the U.S. Department of Justice (DOJ), and also may in the future be, subject to regular and special governmental market conduct and other audits, investigations and reviews by, and we receive and may receive subpoenas and other requests for information from, various federal and state agencies, regulatory authorities, attorneys general, committees, subcommittees and members of the U.S. Congress and other state, federal and international governmental authorities. In the United States, federal and state governments have made investigating and prosecuting healthcare and other insurance fraud, waste, and abuse a priority. Fraud, waste, and abuse prohibitions encompass a wide range of activities, including kickbacks for referral of beneficiaries, fraudulent coding practices, billing for unnecessary medical and/or other covered services, improper marketing and violations of patient privacy rights. The DOJ and the Department of Health and Human Services Office of Inspector General (the “OIG”), have recently increased their scrutiny of healthcare payers and providers, and Medicare Advantage insurers, under the federal False Claims Act (the “FCA”), in particular, and there have been a number of investigations, prosecutions, convictions, and settlements in the healthcare industry. CMS and the OIG also periodically perform risk adjustment data validation audits of selected MA health plans to validate the coding practices of and supporting documentation maintained by healthcare providers. Certain of our plans have been selected for such audits, which have in the past resulted and could in the future result in retrospective adjustments to payments made to our health plans, fines, corrective action plans, or other adverse action by CMS.

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

Reductions or less than expected increases in funding for Medicare programs could significantly reduce our revenues and profitability. In addition, the Medicare Part A Hospital Insurance Trust Fund is currently estimated to be exhausted in 2026. If an unexpected reduction in payments, inadequate government funding, significantly delayed payments for Medicare programs or similar events were to occur, our business, results of operations, and financial condition could be adversely affected.

Our business also depends upon the public and private sector of the U.S. insurance system, which is subject to a changing regulatory environment. Accordingly, the future financial performance of our business will depend in part on our ability to adapt to regulatory developments, including changes in laws and regulations or changes to interpretations of such laws or regulations, especially laws and regulations governing Medicare. For example, in March 2010, the Affordable Care Act (ACA) became law. The ACA substantially changed the way healthcare is financed by both commercial and government payers and contains a number of provisions that impact our business and operations, including requiring MA plans to spend at least 85% of premium dollars on medical care, requiring CMS to apply coding intensity adjustments to Medicare payments, which generated an across-the-board reduction to MA risk scores, and expanding Medicaid eligibility to additional categories of individuals. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, as well as the act in its entirety, and there may be additional challenges and amendments to the ACA in the future.

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

Changes in laws, regulations, and guidelines governing health insurance may also be incompatible with various aspects of our business and require that we make significant modifications to our existing technology or practices, which may be costly and time-consuming to implement and could also harm our business, operating results, and financial condition. Various aspects of healthcare reform could also cause us to discontinue certain health insurance plans or prohibit us from distributing certain health insurance plans in particular jurisdictions. Our business, operating results, financial condition, and prospects may be materially and adversely affected if we are unable to adapt to developments in healthcare reform in the United States.

State corporate practice of medicine and fee-splitting laws govern at least some of our business operations, and violation of such laws could result in penalties and adversely affect our arrangements with contractors and our results of operations and financial condition.

In several states where we operate through our subsidiaries, we must comply with state corporate practice of medicine laws that prohibit a business corporation from practicing medicine, employing physicians to practice medicine, or exercising control over medical treatment decisions by physicians. In these states, typically only medical professionals or a professional corporation in which the shares are held by licensed physicians or other licensed medical professionals may provide medical care to patients. Health maintenance organizations are exempt from laws prohibiting the corporate practice of medicine in many states due to the integrated nature of the delivery system. Many states also have some form of fee-splitting law, prohibiting certain business arrangements that involve the splitting or sharing of medical professional fees earned by a physician or another medical professional for the delivery of healthcare services. Prohibitions on the corporate practice of medicine and fee-splitting between physicians and referral sources may be statutory or regulatory, or may be imposed through judicial or regulatory interpretation, and vary widely from state to state.

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

Failure to maintain satisfactory quality and performance measures may negatively affect our premium rates, subject us to penalties, limit or reduce our number of beneficiaries, impede our ability to compete for new business in existing or new markets or result in the termination of our contracts, or affect our ability to establish new health plans or expand current health plans, which could have a material adverse effect on our business, rate of growth and results of operations, financial condition, and cash flows.

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

Our business activities are highly regulated, and new and proposed government regulation or legislative reforms could increase our cost of doing business and reduce our number of beneficiaries, profitability, and liquidity.

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
•similar state law provisions pertaining to anti-kickback, self-referral, and false claims issues, some of which may apply to items or services reimbursed by any third-party payer;
•state laws that prohibit general business corporations, such as us, from engaging in the corporate practice of medicine, controlling physicians’ medical decisions or engaging in some practices such as splitting fees with physicians;
•the provision of the Affordable Care Act that requires MA plans to spend at least 85% of premium dollars on medical care;
•federal and state laws that govern our relationships with pharmaceutical manufacturers, wholesalers, pharmacies, beneficiaries, and consumers;
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

If the Clover Assistant were to become subject to regulation by the FDA and we were unable to obtain the required approval or comply with these regulations, our business, operating results, financial condition, and prospects may be materially and adversely affected.

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

Numerous other federal and state laws protect the confidentiality, privacy, availability, integrity, and security of PII, including PHI. These laws in many cases are more restrictive than, and may not be preempted by, the HIPAA rules and may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our providers and business associates and potentially exposing us to additional expense, adverse publicity and liability. For example, the CCPA came into effect on January 1, 2020. The CCPA requires companies that process information regarding California residents to make new disclosures to consumers, which could include certain of our employees, about their data collection, use, and sharing practices, allows consumers to opt out of certain data sharing with third parties and exercise certain individual rights regarding their personal information, provides a new cause of action for data breaches, and provides for penalties for non-compliance of up to $7,500 per violation. Regulations from the California attorney general’s office on the specific requirements of the CCPA have just recently been finalized and it remains unclear how stringent the California attorney general’s office will be in enforcing the law. It also remains unclear how much private litigation will ensue under the data breach private right of action, and whether existing amendments that are favorable to us that exclude business to business information and employee information from certain of the CCPA’s requirements will remain in effect, which would potentially result in additional compliance obligations. Additionally, on November 3, 2020, California voters approved the California Privacy Rights Act (the “CPRA”), which would impose additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It would also create a new California data protection agency specifically tasked to enforce the law, which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. Although the CPRA’s substantive provisions do not become effective until January 1, 2023, we may incur additional costs implementing compliance processes leading up to such date. Similar laws have been proposed in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging. In addition, in response to such laws, we may need to update and/or change our data collection practices which may be costly, time-consuming and present potential liability while we adapt to comply with such legislation.

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

We also publish statements to our beneficiaries that describe how we handle and protect personal information. Any failure or perceived failure by us to maintain posted privacy policies which are accurate, comprehensive and fully implemented, and any violation or perceived violation of our privacy-, data protection-, or information security-related obligations to providers, beneficiaries, or other third parties could result in claims of deceptive practices brought against the Company, which could lead to significant liabilities and consequences, including, without limitation, governmental investigations or enforcement actions, costs of responding to investigations, defending against litigation, settling claims and complying with regulatory or court orders, all of which could have material impacts on our revenue and operations.

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

Our success is dependent, in part, upon protecting our intellectual property rights, internally-developed technology, and other proprietary information. We rely and expect to continue to rely on a combination of trademark, copyright, patent, and trade secret protection laws to protect our intellectual property rights, internally-developed technology and other information that we consider proprietary. Additionally, we maintain a policy requiring our employees, consultants, independent contractors, and third parties who are engaged to develop any intellectual property for us to enter into confidentiality and invention assignment agreements to control access to and use of our technology and other information that we consider proprietary and to ensure that any intellectual property developed by such employees, contractors, consultants, and other third parties are assigned to us. However, we cannot guarantee that such confidentiality and proprietary agreements or other employee, consultant, or independent contractor agreements we enter into will adequately protect our intellectual property rights, internally-developed technology and other information that we consider proprietary. In addition, we cannot guarantee that these agreements will not be breached, that we will have adequate remedies for any breach, or that the applicable counter-parties to such agreements will not assert rights to our intellectual property rights, internally-developed technology or other proprietary information that we consider proprietary arising out of these relationships. Furthermore, the steps we have taken and may take in the future may not prevent misappropriation of our internally-developed solutions or technologies, particularly with respect to officers and employees who are no longer employed by us.

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

In addition, the stock market with respect to newly public companies, particularly companies in the healthcare and technology industry, have experienced significant price and volume fluctuations that have affected and continue to affect the market prices of stock prices of these companies. In the past, stockholders have instituted securities class action litigation against public companies following periods of market volatility. For example, following periods of volatility in the trading price of our Class A common stock, in 2021, we and certain of our directors and officers were named as defendants in putative class actions alleging various securities law violations. We may be the target of this type of litigation in the future as well. Securities litigation against us could result in substantial costs and divert resources and the attention of management, which could adversely affect our business. Further, we provide indemnification for our officers and directors for certain claims in connection with such litigation. Large indemnity payments would adversely affect our business, results of operations, and financial condition.

Our business and financial performance may differ from any projections that we disclose or any information that may be attributed to us by third parties.

From time to time, we may provide guidance via public disclosures regarding our projected business or financial performance. However, any such projections involve risks, assumptions and uncertainties, and our actual results could differ materially from such projections. Factors that could cause or contribute to such differences include, but are not limited to, those identified in these Risk Factors, some or all of which are not predictable or within our control. Other unknown or unpredictable factors also could adversely impact our performance, and we undertake no obligation to update or revise any projections, whether as a result of new information, future events or otherwise. In addition, various news sources, bloggers, and other publishers often make statements regarding our historical or projected business or financial performance, and you should not rely on any such information even if it is attributed directly or indirectly to us.

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

As of December 31, 2021, the Sponsor, our directors, officers and principal stockholders and their affiliated entities (not including the shares of Class A common stock issued in the PIPE Investment) collectively owned approximately 81.8% of the outstanding shares of Class A and Class B common stock.

In addition, as of December 31, 2021, we had options outstanding that, if fully exercised, would result in the issuance of 31,155,742 shares of Class B common stock, and we had restricted stock units (RSUs) outstanding that would result in the issuance of 44,177,116 shares of Class B common stock. All of the shares of Class A common stock issuable upon the conversion of Class B common stock issuable upon exercise or settlement of stock options and RSUs, and the shares reserved for future issuance under our equity incentive plans, were registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance subject to applicable vesting requirements.

We have identified material weaknesses in our internal control over financial reporting. While management has remediated or taken steps to remediate these material weaknesses, our failure to establish and maintain effective internal control over financial reporting more generally could adversely affect our ability to produce timely and accurate financial statements and comply with disclosure and other requirements, which in turn could harm investor confidence in the Corporation and the trading price of our Class A Common Stock.

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

In connection with the preparation of the audited financial statements of the Corporation and its consolidated subsidiaries for the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting as further described below. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of management’s review, in connection with the preparation of the Corporation’s audited financial statements for the year ended December 31, 2021, of certain performance restricted stock unit awards (PRSUs) issued by the Corporation in connection with its January 2021 business combination with Social Capital Hedosophia Holdings Corp. III, the expense associated with the PRSUs was determined to have been recognized over a shorter vesting period than required under Accounting Standards Codification 718, during the first three quarters of 2021. As a result, the Corporation overstated the stock-based compensation expense, total operating expenses, loss from operations, net loss, comprehensive loss, additional paid-in capital, and accumulated deficit by approximately $13.2 million in the aggregate for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021. Our controls, specifically the review of assumptions related to determining the expense associated with stock-based compensation awards, did not operate as designed, resulting in an adjustment in fourth quarter 2021 to decrease operating expenses within the consolidated statements of operations and additional paid-in capital within the Corporation’s consolidated balance sheet. Management has concluded that these adjustments were immaterial both individually and in the aggregate with respect to each interim period during the year ended December 31, 2021. As a result of this deficiency, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria described above.
In response to the material weakness, we intend to continue to take steps to remediate the material weakness through enhancements that include, but are not limited to, hiring additional resources and further enhancing our business processes and related internal controls. Additionally, the staff responsible for preparing and reviewing stock-based compensation expense will complete additional training in the accounting of these types of awards as prescribed by current accounting standards. We are committed to maintaining a strong internal control environment. With the implementation and operating effectiveness of these corrective actions, we anticipate that the material weakness identified above could be deemed remediated as soon as the quarter ending March 31, 2022.

Additional weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Further, current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

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

We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and place significant strain on our personnel, systems and resources. In order to maintain and improve our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and investments to strengthen and maintain our accounting systems and significant management oversight. If any of these new or improved controls and systems do not perform as expected, we may experience additional material weaknesses in our controls.

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

The dual class structure of our common stock has the effect of concentrating voting control with our existing stockholders, including our directors, executive officers, principal stockholders and their respective affiliates, who held in the aggregate 81.8% of the voting power of our capital stock as of December 31, 2021. This ownership will limit or preclude the ability of our other stockholders to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of December 31, 2021, our directors, executive officers, principal stockholders and their affiliates held in the aggregate 81.8% of the voting power of our capital stock. Because of the 10-to-1 voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a significant percentage of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the date of automatic conversion described below, when all outstanding shares of Class B common stock and Class A common stock will convert automatically into shares of a single class of common stock. So long as 42,804,771 shares of Class B common stock remain outstanding, the holders of our Class B common stock will be able to control the outcome of matters submitted to a stockholder vote. This concentrated control may limit or preclude the ability of other stockholders to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.

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

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. As of December 31, 2021, we had approximately $989.1 million of federal net operating loss carryforwards. The federal net operating loss carryforwards created subsequent to the year ended December 31, 2017, of $430.7 million carry forward indefinitely, while the remaining federal net operating loss carryforwards of $295.1 million begin to expire in 2033. Our ability to utilize NOLs may be subject to limitations due to prior ownership shifts, which could result in an ownership change under Section 382 of the Code, further limiting our ability to utilize NOLs arising prior to such ownership change in the future. A portion of our total NOLs may also be limited by special rules known as Separate Return Limitation Year rules. There is also a risk that due to statutory or regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. We have recorded a full valuation allowance against the deferred tax assets attributable to our NOLs.

Restrictions on our ability to obtain funds from our regulated subsidiaries could materially and adversely affect our results of operations, financial position and cash flows.

Because we operate as a holding company, we are dependent on dividends and administrative expense reimbursements from our subsidiaries to fund our obligations. Many of these subsidiaries are regulated by departments of insurance or similar regulatory authorities. We are also required by law or regulation to maintain specific prescribed minimum amounts of capital in these subsidiaries. The levels of capitalization required depend primarily on the volume of premium revenues generated by the applicable subsidiary. In most states, we are required to seek approval by state regulatory authorities before we transfer money or pay dividends from our regulated subsidiaries that exceed specified amounts. An inability of our regulated subsidiaries to pay dividends to their parent companies in the desired amounts or at the time of our choosing could adversely affect our ability to reinvest in our business through capital expenditures or business acquisitions, as well as our ability to pay dividends, repurchase shares of our common stock and repay our debt. If we are unable to obtain sufficient funds from our subsidiaries to fund our obligations, our results of operations, financial position, and cash flows could be materially and adversely affected.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, the listing standards of Nasdaq and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources. For example, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations, and financial condition. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from what is intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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
•provide for a dual class common stock structure in which holders of our Class B common stock, which has 10 votes per share, have the ability to control the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the outstanding shares of our Class B and Class A common;
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

Not applicable.

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
For example, since February 2021, Clover has received subpoenas from the SEC related to certain disclosures and aspects of our business as well as certain matters described in an article issued on February 4, 2021, by Hindenburg Research LLC (the "Hindenburg article"). We are cooperating with the SEC's investigation. The Hindenburg article, which discussed, among other things, an ongoing inquiry by the U.S. Attorney's Office for the Eastern District of Pennsylvania relating to, among other things, certain of our arrangements with providers participating in our network and programs, and the Clover Assistant, was the subject of our Current Report on Form 8-K filed with the SEC on February 5, 2021.

Additional information concerning legal proceedings can be found in Note 21 (Commitments and Contingencies) to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K, which information is incorporated by reference into this item.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
The Corporation’s Class A common stock is listed on The Nasdaq Stock Market under the ticker symbol “CLOV.” The Corporation’s Class B common stock is not listed on any securities exchange.
Holders
As of February 7, 2022, there were 313 holders of record of our Class A common stock and 306 holders of record of our Class B common stock. Such figures do not include beneficial owners holding our securities through nominee names.
Dividend Policy
The Corporation has not declared or paid any dividends on shares of common stock and does not intend to pay dividends in the foreseeable future. The declaration, amount, and payment of any future dividend will be at the sole discretion of the Corporation’s board of directors, and the Corporation may reduce or discontinue entirely the payment of such dividends at any time. The board of directors may take into account general and economic conditions, its financial condition and operating results, its available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions and implications on the payment of dividends by the Corporation to its stockholders, and such other factors as the board of directors may deem relevant.
Issuer Purchases of Equity Securities
We did not purchase any shares of our common stock during the three months ended December 31, 2021.
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Performance Graph

COMPARISON OF 1 YEAR CUMULATIVE TOTAL RETURN*

Among Clover Health Investments, Corp., the S&P 500 Index
and the NASDAQ Health Care Index

$140
$120
$100
$80
$60
$40
$20
$0
1/7/21
3/21
6/21
9/21
12/21
Clover Health Investments, Corp.
S&P 500
NASDAQ Health Care

*$100 invested on 1/7/21 in stock or 12/31/20 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2022 Standard & Poor's, a division of S&P Global. All rights reserved.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2021, contained in this Annual Report on Form 10-K (the "Form 10-K"). This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of this document. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations” to "we," "us,” "our," "Clover," the “Company,” and the “Corporation" are intended to mean the business and operations of Clover Health Investments, Corp. and its consolidated subsidiaries subsequent to the closing of the Business Combination (as defined below).
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

We operate Preferred Provider Organization (PPO) and Health Maintenance Organization (HMO) Medicare Advantage (MA) plans for Medicare-eligible consumers. We call our plans "Obvious" because we aim to provide great, affordable healthcare for all—we offer most of our MA members (the “members”) the lowest average out-of-pocket costs for primary care provider co-pays, specialist co-pays, drug deductibles and drug costs in their markets. Unlike most MA plans, we deeply believe in providing our members provider choice, and we consider our PPO plan to be our flagship insurance plan. An important feature of our MA product is wide network access, and we often offer the same cost-sharing (co-pays and deductibles) for visits with primary care providers who are in- and out-of-network. We believe the use of the Clover Assistant and related data insights allows us to improve clinical decision-making through a highly scalable asset-light approach. As of January 1, 2022, we operated our MA plans in nine states and 209 counties, with 84,403 MA members.
On April 1, 2021, our subsidiary, Clover Health Partners, LLC (Health Partners), began participating as a direct contracting entity (DCE) in the Global and Professional Direct Contracting Model (DC Model) of the Centers for Medicare and Medicaid Services (CMS), an agency of the United States Department of Health and Human Services. Our DCE assumes full risk (i.e., 100.0% shared savings and shared losses) for the total cost of care of aligned Original Medicare beneficiaries (the “DCE Beneficiaries” and, collectively with the members, “Lives under Clover Management” or the “beneficiaries”). We operate our Direct Contracting (DC) operations through Health Partners, which focuses on our technology platform, the Clover Assistant, to enhance healthcare delivery, reduce expenditures, and improve care for DCE Beneficiaries. As of December 31, 2021, we had approximately 720 contracted participating providers who manage primary care for our DCE Beneficiaries. Additionally, as of December 31, 2021, we had approximately 635 preferred providers and preferred facilities in our DCE network. Our participation in the DC Model has enabled us to moved beyond the MA market and target the Medicare fee-for-service (FFS) market, which is the largest segment of Medicare. We believe that expanding into the FFS market is not only a strategic milestone for Clover but also demonstrates the scalability of the Clover Assistant. Additionally, in 2021, we announced our plans to scale our in-home primary care program, Clover Home Care, through our DC operations. Clover Home Care was designed to better identify and care for our most medically complex members, with a focus on health outcomes improvement and medical expense reduction rather than risk adjustment.

As of December 31, 2021, we were partnering with providers to care for 129,996 Lives under Clover Management, which included 68,120 Medicare Advantage members and 61,876 aligned DCE Beneficiaries. The number of Lives under Clover Management as of December 31, 2021, was approximately double the number of Lives under Clover Management as of January 1, 2021.

Recent Developments
Geographic Expansion
In January 2022, we launched our MA plans in 101 new counties and an additional state, and we announced that our MA membership had grown by over 25% versus the beginning of 2021. This expansion makes our MA plans available in a total of 209 counties across nine states. Additionally, after launching our DCE in eight states in April 2021, we have grown our Direct Contracting presence to 22 states in 2022.

Issuance of Common Stock
In November 2021, we completed an underwritten public offering of 52,173,913 shares of Class A Common Stock at $5.75 per share. We received net proceeds of $283.8 million, after deducting underwriting discounts and commissions and other offering costs.
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

Business Combination
On January 7, 2021, we consummated the previously announced domestication and mergers (the "Business Combination") pursuant to that certain Agreement and Plan of Merger, dated October 5, 2020 (the "Merger Agreement"), by and among Social Capital Hedosophia Holdings Corp III, a Cayman Islands exempted company (SCH), Asclepius Merger Sub Inc., a Delaware corporation and a direct wholly-owned subsidiary of SCH, and Clover Health Investments, Inc., a corporation originally incorporated on July 17, 2014, in the state of Delaware (Legacy Clover), and us. Additionally, in connection with the Business Combination, we issued and sold to certain investors an aggregate of 40,000,000 shares of our Class A Common Stock for an aggregate purchase price equal to $400.0 million (the "PIPE Investment") concurrently with the completion of the Business Combination. As a result of the Business Combination, we became the successor to a public company, which required us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices.
For additional information regarding the impacts of the Business Combination, see Note 3 (Business Combination), Note 12 (Notes and Securities Payable), Note 13 (Warrants Payable), and Note 17 (Stockholders' Equity and Convertible Preferred Stock) to Financial Statements in this report.

Impact of COVID-19
The societal and economic impact of the COVID-19 pandemic continues to evolve, and the ultimate impact on our business, results of operations, financial condition, and cash flows is uncertain and difficult to predict. The global pandemic has severely impacted businesses worldwide, including many in the health insurance sector.

We are continuing to monitor the ongoing financial impact of COVID-19 on our business and operations and are making adjustments accordingly. A large portion of our membership is elderly and generally in the high-risk category for COVID-19, and we have worked closely with our network of providers to ensure that members are receiving necessary care. During 2021, we incurred elevated costs as compared to 2020 to care for those members who have contracted the virus, and indirect costs attributable to the COVID-19 pandemic increased as well, as deferral of services and increased costs related to conditions that were exacerbated by a lack of diagnoses and treatment in the earlier periods of the pandemic contributed to increased utilization. We will continue to monitor the pandemic’s emerging treatment-related trends as well as the impact on our beneficiaries. Additionally, CMS risk adjustment requires that a member’s health issues be documented annually regardless of the permanence of the underlying causes. Historically, this documentation was required to be completed during an in-person visit with a patient. As part of relief measures adopted pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), CMS is allowing documentation prepared during video visits with patients to serve as support for CMS risk adjustments. While our ability to document health conditions was adversely impacted in 2020 and early 2021, the comprehensiveness of the documentation improved throughout 2021. We intend to leverage the Clover Assistant to increase in-person and video visits for our members and document their health conditions on a timely basis, which we expect to have a positive impact on risk adjustment and revenue for the applicable populations.

The information presented in the following table illustrates the financial results for our MA segment as impacted by COVID-19:

Years ended December 31,	2021			2020
	Total		PMPM (1)	Total	PMPM (1)
	(dollars in thousands, except PMPM amounts)
Premiums earned, net	$799,414		$996	$665,698	$976
Medicare Advantage net medical claims incurred	847,286	(2)	1,056	591,038	866
Medical care ratio, net (MCR) (3)	106.0%		N/A	88.8%	N/A
(1) Calculated per member per month (PMPM) figures are based on the applicable amount divided by member months in the given period. Member months represents the number of months members are enrolled in a Clover Health Plan in the period.
(2) Net medical claims incurred reported for Medicare Advantage differs from the corresponding amount reported on the Consolidated Statements of Operations and Comprehensive Loss due to the impacts of eliminations.
(3)    Defined as MA net medical claims incurred divided by premiums earned, net.
For additional information regarding the risks to our business and results of operations related to the COVID-19 pandemic, see the section entitled "Risk Factors—Risks Related to Clover’s Business and Industry—We are subject to risks associated with the COVID-19 pandemic, which could have a material adverse effect on our business, results of operations, financial condition and financial performance" in Part I, Item IA of this document.

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

These segment groupings are consistent with information used by our Chief Executive Officer, our chief operating decision maker, to assess performance and allocate resources. The Medicare Advantage segment consists of MA plans that generally provide access to a wide network of primary care providers, specialists, and hospitals. The Direct Contracting segment consists of our operations in connection with the DC Model, which provides options aimed at reducing expenditures and preserving or enhancing quality of care for DCE Beneficiaries.
We review several key performance measures, discussed below, to evaluate our business and results, measure performance, identify trends, formulate plans, and make strategic decisions. We believe that the presentation of such metrics is useful to management and counterparties to model the performance of healthcare companies such as Clover.

Medicare Advantage

Through its MA operating segment, the Corporation provides PPO and HMO plans that generally provide access to a wide network of primary care providers, specialists, and hospitals. We seek to improve care and lower costs by empowering physicians with data-driven, personalized insights at the point of care through our software platform, the Clover Assistant.

Years ended December 31,	2021			2020
	Total		PMPM	Total	PMPM
Medicare Advantage Data	(Premium and expense amounts in thousands, except PMPM amounts)
Members as of period end (#)	68,120		N/A	58,056	N/A
Premiums earned, gross	$799,903		$997	$666,297	$975
Premiums earned, net	799,414		996	665,698	976
MA medical claim expense incurred, gross	848,288		1,057	591,521	867
MA net medical claims incurred	847,286	(1)	1,056	591,038	866
Medical care ratio, gross (2)	106.0%		N/A	88.8%	N/A
Medical care ratio, net	106.0		N/A	88.8	N/A
(1) Net medical claims incurred reported for Medicare Advantage differs from the corresponding amount reported on the Consolidated Statements of Operations and Comprehensive Loss due to the impacts of eliminations.
(2)    Defined as our MA gross medical claims incurred divided by premiums earned, gross.

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
MA Gross Medical Claims Incurred
MA gross medical claims incurred reflects claims incurred excluding amounts ceded to reinsurers and the costs associated with processing those claims. We believe gross medical claims incurred provides useful insight into the gross medical expense incurred by members and allows us to evaluate our underwriting performance without regard to changes in our underlying reinsurance structure.
MA gross medical claims incurred excludes the effects of medical claims and associated costs ceded to reinsurers, and therefore should not be used as a substitute for net claims incurred, total expenses or any other measure presented in accordance with GAAP.
MA Net Medical Claims Incurred
MA net medical claims incurred are our medical expenses and consists of the costs of claims, including the costs incurred for claims net of amounts ceded to reinsurers. We enter into reinsurance contracts to limit our exposure to potential catastrophic losses. These expenses generally vary based on the total number of members and their utilization rate of our services.
Medical Care Ratio, Gross and Net
We calculate our medical care ratio by dividing total MA medical claim expenses incurred by premiums earned, in each case on a gross or net basis, as the case may be, in a given period. We believe our MCR is an indicator of our gross margin for our MA plans and the ability of our Clover Assistant platform to capture and analyze data over time to generate actionable insights for returning members to improve care and reduce medical expenses.

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

	Year ended December 31, 2021
	Total	PBPM
Direct Contracting Data(1)	(Revenue and claims amounts in thousands, except PBPM amounts)
Beneficiaries as of period end (#)	61,876	N/A
Direct Contracting revenue	$667,639	$1,194
Direct Contracting net medical claims incurred	705,407	1,262
Direct Contracting margin(2)	105.7%	N/A
(1) We began participating in Direct Contracting in April 2021.
(2) Defined as Direct Contracting net medical claims incurred divided by Direct Contracting revenue.
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
Direct Contracting Revenue
Direct Contracting revenue represents CMS’ total expense incurred for medical services provided on behalf of DCE Beneficiaries during months in which they were alignment eligible during the performance year. Direct Contracting revenue is calculated by taking the sum of the capitation payments made to us for services within the scope of our capitation arrangement and FFS payments made to providers directly from CMS. Direct Contracting revenue is also known in the DC Model as performance year expenditures and is the primary component used to calculate shared savings or shared loss versus the performance year benchmark. Direct Contracting revenue includes a direct reduction or increase of shared savings or loss, as applicable. Premiums and recoupments incurred in direct relation to the DC Model are recognized as a reduction or increase in Direct Contracting revenue, as applicable. We believe Direct

Contracting revenue provides useful insight into the gross economic benefit generated by our business operations and allows us to evaluate our performance without regard to changes in our underlying reinsurance structure.
Direct Contracting Net Medical Claims Incurred
Direct Contracting net medical claims incurred consists of the total incurred expense that CMS and we will remit for medical services provided on behalf of DCE Beneficiaries during the months in which they are alignment eligible and aligned to the DCE. Additionally, Direct Contracting net medical claims incurred is inclusive of fees paid to providers for Clover Assistant usage, care coordination, and any shared savings or shared loss agreements with providers. Direct Contracting net medical claims incurred is presented on our Consolidated Statements of Operations and Comprehensive Loss in accordance with GAAP.
Direct Contracting Margin (DCM)
We calculate our DCM by dividing Direct Contracting net medical claims incurred by Direct Contracting revenue in a given period. We believe our DCM is an indicator of our gross profitability and the ability to capture and analyze data over time to generate actionable insights for returning beneficiaries to improve care and reduce medical expenses.

Components of Our Results of Operations
In addition to the components described below, additional components of our results of operations include Premiums Earned, Net, Direct Contracting Revenue, MA Net Medical Claims Incurred, and Direct Contracting Net Medical Claims Incurred, which are described in the “Key Performance Measures of Our Operating Segments” section above.

Other Income
Other income mostly consists of income earned from rental agreements with third parties for subleases of our leased office facilities. In addition, other income includes income generated from ceded allowances under reinsurance agreements, which are amounts paid by the reinsurers to help cover certain expenses incurred by the ceding party in relation to the ceded contracts, and an immaterial amount of other income from commissions related to premiums ceded under our reinsurance agreements. Commissions from premiums ceded under reinsurance agreements are earned when ceded to reinsurers over the period of policies. The amount of commissions we earn is dependent upon the terms of our reinsurance contracts and the amount of premiums ceded.
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
Other Medical Costs
Other medical costs consist of other clinical services not included in Medicare Advantage or Direct Contracting, and all other corporate overhead. Clinical services is comprised of Clover Home Care and other clinical services that are offered to eligible beneficiaries.

Salaries and Benefits
Salaries and benefits consist of salaries, sales commissions, stock-based compensation expense, employee benefit costs, severance costs, and payroll taxes for employees.
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
General and Administrative Expense
General and administrative expense consists of legal, accounting, tax and other professional fees, consulting fees, hardware and software costs, payments to our third-party cloud infrastructure providers for hosting our software, travel expenses, recruiting fees, certain tax, license and insurance-related expenses, including industry assessments, advertising and marketing costs, membership-

driven administrative costs, lease and occupancy costs, statutory and other fees, and other overhead costs. Membership-driven administrative costs consist of enrollment-related costs, broker commissions, and call center expenses.
We are subject to the ACA, which established insurance industry assessments, including an annual health insurance industry fee. The annual health insurance industry fee was suspended in 2019. In 2020, the fee incurred and paid by the Corporation was approximately $8.0 million. The fee has been permanently repealed beginning in 2021.

Following the consummation of the Business Combination, we have incurred and expect to continue to incur significant additional general and administrative expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and the listing standards of Nasdaq, additional corporate, director and officer insurance expenses, greater investor relations expenses, and increased professional service fees. As a result, we expect that our general and administrative expenses will increase in absolute dollars in future periods and vary from period-to-period as a percentage of revenue.
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
Change in Fair Value of Warrants Payable
Change in fair value of warrants payable is related to a mark-to-market adjustment associated with warrants to purchase our capital stock. In connection with the Closing, the warrants of Legacy Clover automatically converted into shares of Class B Common Stock, and we are no longer required to re-measure the value of those warrants. Change in fair value of warrants payable for our public warrants (the “Public Warrants”) and private placements warrants (the “Private Placement Warrants”) assumed in connection with the Business Combination reflects the mark-to-market adjustment associated with warrants to purchase our Class A Common Stock from January 7, 2021, through the end of the reporting period. The change in fair value of warrants payable is inclusive of the warrant amortization expense associated with the warrants payable in each period. We had no Warrants outstanding following the exercises and redemptions of our Public Warrants and Private Placement Warrants in the third quarter of 2021.
Interest Expense
Interest expense consists mostly of interest expense associated with our previously outstanding non-convertible notes (Term Loan Notes) under a term loan facility entered into by us on March 21, 2017, for an aggregate principal amount of $60.0 million (the “Loan Facility”). All remaining principal and accrued interest under the Loan Facility was voluntarily paid, and the facility was terminated, as of June 29, 2021. We also have interest expense associated with the Seek Convertible Note entered into by Seek, an indirect wholly-owned subsidiary, on September 25, 2020, for an aggregate principal amount of $20.0 million.
Amortization of Notes and Securities Discounts
Amortization of notes and securities discounts consists of amortization of the debt discount associated with the Convertible Securities, warrants and debt issuance costs associated with the Term Loan Notes.

(Gain) Loss on Derivative
(Gain) loss on derivative activity primarily consists of (gain) loss on the embedded derivatives contained in the Convertible Securities. The embedded derivatives related to the conversion features of the Convertible Securities, which reflected a premium above the principal and accrued interest thereon.
We recorded gains or losses on those derivatives based on the changes in fair value of the embedded derivatives contained in the Convertible Securities. The carrying amounts of these embedded derivatives were recorded at fair value at issuance, marked-to-market as of each balance sheet date, and changes in fair value were reported as either income or expense during the period.
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
Results of Operations
Comparison of the Years ended December 31, 2021 and 2020
The following table summarizes our consolidated results of operations for the years ended December 31, 2021 and 2020. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Years ended December 31,		Change between 2021 and 2020
	2021	2020	($)	(%)
	($ in thousands)
Revenues
Premiums earned, net (Net of ceded premiums of $489 and $599 for the years ended December 31, 2021 and 2020, respectively)	$799,414	$665,698	$133,716	20.1%
Direct Contracting revenue	667,639	—	667,639	*
Other income	4,943	7,190	(2,247)	(31.3)
Total revenues	1,471,996	672,888	799,108	118.8
Operating expenses
Medicare Advantage net medical claims incurred	838,134	585,432	252,702	43.2
Direct Contracting net medical claims incurred	705,407	—	705,407	*
Other medical costs	7,637	4,650	2,987	64.2
Salaries and benefits	260,458	71,256	189,202	265.5
General and administrative expenses	185,287	120,830	64,457	53.3
Premium deficiency reserve expense (benefit)	110,628	(17,128)	127,756	745.9
Depreciation and amortization	1,246	555	691	124.5
Other expense	191	—	191	*
Total operating expenses	2,108,988	765,595	1,343,393	175.5
Loss from operations	(636,992)	(92,707)	(544,285)	587.1

Change in fair value of warrants payable	(66,146)	80,328	(146,474)	(182.3)
Interest expense	3,229	35,990	(32,761)	(91.0)
Amortization of notes and securities discount	13,681	21,118	(7,437)	(35.2)
(Gain) loss on derivative	—	(93,751)	93,751	(100.0)
Net loss	$(587,756)	$(136,392)	$(451,364)	330.9%
*    Not presented because the prior period amount is zero or the amount for the line item changed from a gain to a loss (or vice versa) and thus yields a result that is not meaningful.

Premiums Earned, Net
Premiums earned, net increased $133.7 million, or 20.1%, to $799.4 million for the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase was primarily due to membership growth of 17.3% from 58,056 Medicare Advantage members at December 31, 2020, to 68,120 Medicare Advantage members at December 31, 2021. Additional risk adjustment revenue of $7.8 million was recognized during the year ended December 31, 2021.
Direct Contracting Revenue
Our participation in Direct Contracting launched in April 2021. Revenue related to Direct Contracting was $667.6 million for the year ended December 31, 2021. This revenue was attributable to the alignment of Original Medicare beneficiaries to our DCE, which numbered 61,876 at December 31, 2021.

Other Income
Other income decreased $2.2 million, or 31.3%, to $4.9 million for the year ended December 31, 2021, compared to the year ended December 31, 2020. The decrease was primarily due to lower net investment income of $2.4 million and decreased rental income of $0.4 million during the year ended December 31, 2021, and the receipt of a $0.5 million state subsidy during the year ended December 31, 2020, that was not received in the year ended December 31, 2021.
MA Net Medical Claims Incurred
MA net medical claims incurred increased $252.7 million, or 43.2%, to $838.1 million for the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase was primarily due to MA membership growth, the impact of COVID-19 related treatment costs, and the return of healthcare utilization that was reduced in 2020 in connection with the COVID-19 pandemic.
Direct Contracting Net Medical Claims Incurred
Our participation in Direct Contracting launched in April 2021. Direct Contracting net medical claims incurred of $705.4 million for the year ended December 31, 2021, was attributable to the alignment of Original Medicare beneficiaries to our DCE.
Other Medical Costs
Other medical costs increased $3.0 million, or 64.2%, to $7.6 million for the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase was primarily related to an increase in beneficiaries receiving in-home care services for a flat monthly fee.

Salaries and Benefits
Salaries and benefits increased $189.2 million, or 265.5%, to $260.5 million for the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase was primarily driven by higher year-over-year stock-based compensation expense of $156.6 million due to the issuance of stock-based compensation, increased headcount, and additional awards issued in connection with the Business Combination.
General and Administrative Expenses
General and administrative expenses increased $64.5 million, or 53.3%, to $185.3 million for the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase was driven in part by increases in legal and other professional fees to support our growth and additional costs related to operating as a public company and higher costs associated with obtaining and maintaining directors’ and officers’ liability insurance, partially offset by the absence in 2021 of the ACA’s health insurance industry fee of $8.0 million that we incurred in 2020. Legal and professional fees increased $23.6 million for the year ended December 31, 2021, compared to the year ended December 31, 2020, and directors’ and officers’ liability insurance costs increased $12.7 million over the same periods. Software application expense also increased due to the continued development of platform and information technology capabilities within the organization. For the year ended December 31, 2021, we also recognized $10.7 million in amortization expense related to deferred acquisition costs. There was no amortization expense related to deferred acquisition costs recognized for the year ended December 31, 2020.
Premium Deficiency Reserve Expense (Benefit)
A $110.6 million premium deficiency reserve expense was recorded for the year ended December 31, 2021, compared to a benefit of $17.1 million for the year ended December 31, 2020. This expense includes amortization associated with a previously recorded reserve, which has been fully amortized, and a reserve deemed necessary for fiscal year 2022. The change was due to management’s assessment of actual and anticipated experience related to the profitability of contracts.
Change in Fair Value of Warrants Payable
We reported an increase of $66.1 million on the change in fair value of warrants payable for the year ended December 31, 2021, compared to a decrease of $80.3 million for the year ended December 31, 2020. The increase for the year ended December 31, 2021, was due to the mark-to-market adjustment of the Public Warrants and Private Placement Warrants recognized for the year ended December 31, 2021 prior to being fully exercised and redeemed, compared to the initial measurement value as of January 7, 2021. The decrease for the year ended December 31, 2020, was related to an increase in the valuation of the legacy warrants during the period. For additional information, see Note 5 (Fair Value Measurements) and Note 13 (Warrants Payable) to Financial Statements in this report.
Interest Expense
Interest expense decreased $32.8 million, or 91.0%, to $3.2 million for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily related to the conversion of the Convertible Securities to shares of the Corporation’s common stock in connection with the completion of the Business Combination on January 7, 2021.
Amortization of Notes and Securities Discounts
Amortization of notes and securities discounts decreased $7.4 million, or 35.2%, to $13.7 million for the year ended December 31, 2021, compared to the year ended December 31, 2020. The decrease primarily relates to the completion of the Business Combination on January 7, 2021, whereby the unamortized discount associated with the August 2019 tranche of the Convertible Securities was accelerated. The decrease was also driven by $0.6 million of amortization of debt discount associated with the Convertible Securities during the period from January 1, 2021, to January 7, 2021.
Gain (loss) on Derivative
There was no gain on derivative for the year ended December 31, 2021, as compared to a $93.8 million gain on derivative for the year ended December 31, 2020. This change relates to the capital contribution treatment of the elimination of the derivative associated with the convertible securities upon completion of the Business Combination on January 7, 2021.
Liquidity and Capital Resources

We manage our liquidity and financial position in the context of our overall business strategy. We continually forecast and manage our cash, investments, working capital balances, and capital structure to meet the short-term and long-term obligations of our businesses while seeking to maintain liquidity and financial flexibility.

As of December 31, 2021, we had cash, cash equivalents, and short-term investments of $593.8 million. Additionally, as of December 31, 2021, we had $197.4 million of available-for-sale and held-to-maturity investment securities, an outstanding balance of $22.0 million on convertible notes issued by an indirect wholly-owned subsidiary, and no outstanding balance on our Term Loan Notes. Our cash equivalents, short-term investments, and investment securities consist primarily of money market funds and U.S. government debt securities.
Since inception, we have financed our operations primarily from the proceeds we received through public and private sales of equity securities, funds received in connection with the Business Combination, issuances of convertible notes, premiums earned under our MA plans, borrowings under our term loan facility and, most recently, with our Direct Contracting revenues. We expect that our cash, cash equivalents, short-term investments, and our current projections of cash flows, taken together, will be sufficient to meet our projected operating and regulatory requirements for the next 12 months based on our current plans. Our future capital requirements will depend on many factors, including our needs to support our business growth, to respond to business opportunities, challenges or unforeseen circumstances, or for other reasons. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.

We operate as a holding company in a highly regulated industry. As such, we may receive dividends and administrative expense reimbursements from our subsidiaries, two of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company were $350.9 million and $5.4 million as of December 31, 2021, and December 31, 2020, respectively. This increase at the parent company primarily reflects proceeds from the Business Combination offset by capital contributions made to insurance subsidiaries, operating expenses, and repayment of debt. Our unregulated subsidiaries held $55.7 million and $44.6 million of cash, cash equivalents, and short-term investments as of December 31, 2021, and December 31, 2020, respectively. Our regulated insurance subsidiaries held $187.2 million and $46.4 million of cash, cash equivalents, and short-term investments as of December 31, 2021, and December 31, 2020, respectively. Additionally, our regulated insurance subsidiaries held $118.0 million and $54.7 million of available-for-sale and held-to-maturity investment securities as of December 31, 2021, and December 31, 2020, respectively. Our use of operating cash derived from our non-insurance subsidiaries is generally not restricted by departments of insurance (or comparable state regulatory agencies). Our regulated insurance subsidiaries have not paid dividends to the parent, and applicable insurance laws restrict the ability of our regulated insurance subsidiary to declare and pay dividends to the parent. Insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amounts calculated under any applicable formula would be permitted. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our regulated insurance subsidiary may in the future adopt statutory provisions more restrictive than those currently in effect. For additional information, please refer to the parent company financial statements and accompanying notes in Schedule II—Parent Company Financial Information contained in our consolidated financial statements included in this Form 10-K.
For a detailed discussion of our regulatory requirements, including aggregate statutory capital and surplus as well as dividends paid from the subsidiaries to the parent, please refer to Notes 24, 25, and 26 to our Consolidated Financial Statements included in this Form 10-K.
Cash Flows
The following table summarizes our consolidated cash flows for the years ended December 31, 2021 and 2020.

Years ended December 31,	2021	2020
	(in thousands)
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(282,326)	$(118,498)
Net cash (used in) provided by investing activities	(435,447)	137,404
Net cash provided by financing activities	925,393	5,844

2021 Cash Flows Compared to 2020 Cash Flows
Increased cash flows provided by finance activities were primarily driven by the business combination proceeds received in January 2021 and the underwritten public offering proceeds received in November 2021. A significant portion of these proceeds were invested for future use by the company. This was also partly offset by net cash operating outflows due to higher medical claims disbursements in 2021 due to COVID-19 and higher operating costs since becoming a public company.

Cash Requirements
Our cash requirements within the next twelve months include medical claims payable, accounts payable and accrued liabilities, current liabilities, purchase commitments, and other obligations. We expect the cash required to meet these obligations to be primarily generated through cash flows from current operations and cash available for general corporate use.

Operating Activities
Our largest source of operating cash flows is capitated payments from CMS. Our primary uses of cash from operating activities are payments for medical benefits and payments of operating expenses.

For the year ended December 31, 2021, net cash used in operating activities was $282.3 million, which reflects net loss of $587.8 million. Non-cash activities included a $66.1 million gain as a result of the change in fair value of warrants payable and a $163.7 million charge to stock-based compensation expense. Changes to our working capital included a $110.6 million charge to our premium deficiency reserve and an increase of $12.6 million in surety bonds and deposits related to Direct Contracting.
For the year ended December 31, 2020, net cash used in operating activities was $118.5 million, which reflects a net loss of $136.4 million. Non-cash activities primarily consisted of a $93.8 million gain on derivative, an $80.1 million loss on the change in fair value of warrants payable, $28.3 million in paid-in-kind interest expense, $21.1 million in amortization of notes and securities discount, and $7.1 million of stock-based compensation expense.

Investing Activities
Net cash used in investing activities for the year ended December 31, 2021, of $435.4 million was primarily due to $876.3 million used to purchase investment securities, offset by $441.5 million provided from the sale and maturity of investment securities.
Net cash provided by investing activities for the year ended December 31, 2020, of $137.4 million was primarily due to $312.4 million provided from the sale and maturity of investment securities, partially offset by $174.3 million used to purchase investment securities.
For additional information regarding our investing activities, please refer to Notes 2 and 4 to our Consolidated Financial Statements included in this Form 10-K.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2021, of $925.4 million was the result of $666.2 million in proceeds from the reverse recapitalization in connection with the Business Combination, net of transaction costs, and $283.8 million in proceeds from the Class A common stock offering, net of fees, partially offset by $30.9 million in principal payments on our outstanding Term Loan Notes.
Net cash provided by financing activities for the year ended December 31, 2020, of $5.8 million was primarily the result of $20.0 million in proceeds from the issuance of the Convertible Securities, $3.9 million from the acquisition of our noncontrolling interest, and $1.7 million in proceeds from the issuance of common stock, offset by $18.8 million in principal payments on our outstanding Term Loan Notes and $1.0 million in payments associated with the buyback and subsequent cancellation of common stock.
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
In connection with and upon the closing of the Business Combination, the Convertible Securities mandatorily converted into 74,694,107 shares of the Corporation's Class B Common Stock. For additional information about the Convertible Securities and the conversion of the Convertible Securities upon the closing of the Business Combination, see Note 12 (Notes and Securities Payable) to Financial Statements in this report.
Contractual Obligations and Commitments
We believe that funds from future operating cash flows, cash, and investments will be sufficient for future operations and commitments, and for capital acquisitions and other strategic transactions, over at least the next 12 months.

Material cash requirements from known contractual obligations and commitments as of December 31, 2021 include: (1) the recognition of a performance guarantee of $36.9 million in connection with the Corporation’s participation in the DC Model, (2) operating lease obligations of $7.9 million, and (3) the outstanding principal balance related to the Seek Convertible Note of $20.0 million. These commitments are associated with contracts that were enforceable and legally binding as of December 31, 2021, and that specified all significant terms, including fixed or minimum serves to be used, fixed, minimum, or variable price provisions, and the approximate timing of the actions under the contracts. There were no other material cash requirements from known contractual obligations and commitments. For additional information regarding our remaining estimated contractual obligations and commitments, see Note 12 (Notes and Securities Payable), Note 16 (Leases), Note 21 (Commitments and Contingencies), and Note 22 (Direct Contracting) to Financial Statements in this report.
Indemnification Agreements
In the ordinary course of business, we enter into agreements, with various parties (providers, vendors, consultants, etc.), of varying scope and terms pursuant to which we agree to defend, indemnify, and hold harmless the other parties from any claim, demand, loss, lawsuit, settlement, judgment, fine, or other liability, and all related expenses which may accrue there from (including reasonable attorney’s fees), arising from or in connection with third party claims, including, but not limited to, negligence, recklessness, willful misconduct, fraud, or otherwise wrongful act or omission with respect to our obligations under the applicable Agreement.
Off-balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

We believe that the accounting policies and estimates described below involve a significant degree of judgment and complexity. Accordingly, we believe these are the most critical to aid in fully understanding and evaluating our Consolidated Financial Condition and Results of Operations. For further information, see Note 2 (Summary of Significant Accounting Policies) to the Financial Statements in this Form 10-K.
MA Net Medical Claims Incurred
MA net medical claims incurred is recognized in the period in which services are provided and includes paid claims and an estimate of the cost of services which have been incurred but not yet reported (IBNR) and certain other unpaid claims and adjustments. IBNR represents a substantial portion of our unpaid claims, as reflected below:

	Years ended December 31,
	2021		2020
	Total	%	Total	%
	(dollars in thousands)
IBNR	$125,436	92.0%	$93,553	90.0%
Other unpaid claims	5,863	4.3	6,681	6.4
Claims adjustment expense	5,018	3.7	3,742	3.6
Total unpaid claims and claims adjustment expense	$136,317	100.0%	$103,976	100.0%
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

The completion factors are the most significant factor impacting the IBNR estimate. We continually adjust our completion factor with our knowledge of recent events that may impact current completion factors when establishing our reserves. Because our reserving practice is to consistently recognize the actuarial best estimate using an assumption of moderately adverse conditions as required by actuarial standards, there is a reasonable possibility that there could be variances between actual completion factors and those assumed in our December 31, 2021 and 2020, unpaid claim estimates.

Actuarial standards require the use of assumptions based on moderately adverse experience, and as such, a provision for adverse deviation (PAD) is recognized on current reserves and released on prior reserves. For further discussion of our reserving methodology, including our use of completion factors to estimate IBNR, refer to Note 2 (Summary of Significant Accounting Policies) within the Financial Statements in this Form 10-K.
Direct Contracting Net Medical Claims Incurred
Direct Contracting net medical claims incurred is recognized in the period in which services are provided and includes paid claims and an estimate of the cost of services which have been incurred but not yet reported and certain other unpaid claims and adjustments. IBNR represents a substantial portion of our unpaid claims, as reflected below:

	Years ended December 31, 2021
	Total	%
	(dollars in thousands)
IBNR	$4,607	100.0%
Other unpaid claims	—	—
Claims adjustment expense	—	—
Total unpaid claims and claims adjustment expense	$4,607	100.0%
Our actuaries estimate the unpaid claims by following a detailed actuarial process that uses historical claim payment patterns. We extrapolate in order to form an opinion of ultimate incurred claims based on claims that have been paid to date. This is generally most effective for mature coverage months under stable periods of claims adjudication; therefore, for the estimates of Primary Care Qualified Evaluation and Management expenses, we evaluate IBNR using the historical rate of payment for services based on the lag between service date and payment date. Under this approach, we include an average historical “age-to-age” estimate, excluding the highest and lowest of the historical factors. We also set a lower limit on the cumulative or “age-to-ultimate” development factors at 1.0, to prevent negative amounts incurred but not paid as a result of expected claim recoveries from being factored into our IBNR.
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

Clover’s reserving practice is to recognize the actuarial best estimate of our ultimate liability for claims. Actuarial standards require the use of assumptions based on moderately adverse experience, and as such, a provision for adverse deviation is recognized on current reserves and released on prior reserves. The PAD is lower for DCE than MA; for DCE, claims submission and payment patterns support more precise estimates than are observed in MA.
Premium Deficiency Reserve Expense (Benefit)

A premium deficiency reserve is established when future premiums and current reserves are not sufficient to cover future claim payments and expenses for the remainder of a contract period. These reserves are required to monitor solvency and help ensure that a reporting entity’s contractual obligations will be adequately funded. We assess the profitability of our MA contracts to identify where current operating results or forecasts indicate potential future losses. We do not assess the impacts of the premium deficiency reserve for our Direct Contracting operations as that business segment is not an insurance plan and is not accounted for under ASC 944- Financial Services—Insurance.

The reserve is derived from the assessments performed and provides the amount that insurance related expenses are expected to exceed insurance revenues. There are key financial statement line items and associated drivers considered in determining the reserve. The most significant of financial statement line items considered when performing reserve assessments are premiums earned and MA net medical claims incurred. Key inputs considered for premiums earned include, expected enrollment changes, revenue rates, risk adjustment, and risk score forecasts. Key metrics considered for MA net medical claims incurred include claims experience, benefit changes, membership mix, membership changes, and medical management programs. Administrative expenses are assessed for expenses directly and indirectly incurred in order to operate the insurance entities and cannot exceed a percentage of regulatory entity premiums earned due to contractual agreements. There are other operating activities that are considered in accordance with regulatory guidelines.

The premium deficiency reserve assessment is performed on a quarterly basis. Every quarter, reserve assessments are made for the period following the most recently ended period through to the end of the current year. For the fourth quarter, assessments are made related to the entire subsequent fiscal year’s projected net performance. If a reserve is deemed necessary, a liability and expense will be recognized as of the end of the quarter directly preceding the period for which the future loss is projected. That reserve will be amortized over the course of the contract period assessed to have expected insurance expenses that will exceed insurance revenues. The amortization of the reserve occurs ratably over the assessed contract period and will offset expected future losses.
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

Revenue Recognition - DCE
Direct Contracting revenue represents CMS’ total expense incurred for medical services provided on behalf of DCE Beneficiaries during months in which they were alignment eligible during the performance year. Direct Contracting revenue is calculated by taking the sum of the capitation payments made to us for services within the scope of our capitation arrangement and FFS payments made to providers directly from CMS. Direct Contracting revenue is also known in the DC Model as performance year expenditures and is the primary component used to calculate shared savings or shared loss versus the performance year benchmark. Direct Contracting revenue includes a direct reduction or increase of shared savings or loss, which is calculated as the difference between the total benchmark and the total cost of care. Premiums and recoupments incurred in direct relation to the DC Model are recognized as a reduction or increase in Direct Contracting revenue.
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
Warrants
Legacy Warrants
In September 2015, we issued warrants to purchase 2,100,000 shares of our common stock. On March 21, 2017, we entered into a loan facility (the "Loan Facility") for an aggregate principal amount of $60.0 million. In conjunction with the Loan Facility, we issued 1,266,284 warrants to purchase shares of our Series D preferred stock. The September 2015 warrants and the Loan Facility warrants were determined to be freestanding instruments as they were detachable and separately exercisable. These warrants were accounted for as derivative instruments in accordance with ASC 815-40 and were presented within warrants payable on the Consolidated Balance Sheet. The warrant liabilities were measured at fair value at inception and on a recurring basis until redeemed, with changes in fair value presented within change in fair value of warrants payable in the Consolidated Statement of Operations and Comprehensive Loss.
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

For additional information around the fair value and inputs used in the modeling related to the liability-classified warrants, please see Note 13 (Warrants Payable) to our Consolidated Financial Statements in this report.

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

Stock-based Compensation
We measure and recognize compensation expense for all stock-based awards, including stock options, restricted stock units granted to employees, directors, and non-employees, and stock purchase rights granted under the 2020 Employee Stock Purchase Plan (ESPP) to employees, based on the estimated fair value of the awards on the date of grant. The fair value of each stock option and ESPP opportunity granted is estimated using the Black-Scholes option-pricing model. The fair value of each RSU is based on the estimated fair value of our common stock on the date of grant.

The measurement date for employee awards is the date of grant, and stock-based compensation costs are recognized as expense over the employees’ requisite service period, which is the vesting period, on a straight-line basis. The measurement date for non-employee awards is the date of grant without changes in the fair value of the award. Stock-based compensation costs for non-employees are recognized as expense over the vesting period on a straight-line basis. Stock-based compensation expense is classified in the Consolidated Statements of Operations and Comprehensive Loss within salaries and benefits. We recognize stock-based compensation expense for the portion of awards that have vested. Forfeitures are recorded as they occur.

We also grant certain awards that have performance-based vesting conditions, including performance restricted stock units that become eligible to vest if prior to the vesting date the average closing price of one share of our common stock for ninety consecutive days equals or exceeds a specified price (Market PRSUs). Stock-based compensation expense for such awards is recognized using an accelerated attribution method from the time it is deemed probable that the vesting condition will be met through the time the service-based vesting condition has been achieved. The grant date fair value of the Market PRSUs is recognized as expense over the vesting period under the accelerated attribution method and is not adjusted in future periods for the success or failure to achieve the specified market condition. The Corporation has also determined the requisite service period for the PRSUs with multiple performance conditions to be the longest of the explicit, implicit, or derived service period. The determination of the grant-date fair value using an option-pricing model is affected by the estimated fair value of our common stock as well as assumptions regarding a number of other complex and subjective variables. These variables include expected stock price volatility over an expected term, actual and projected employee stock option exercise behaviors, the risk-free interest rate for an expected term, and expected dividends. The assumptions used in our option-pricing model represent our best estimates. These estimates involve inherent uncertainties and the application of judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

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

See Note 18 (Employee Benefit Plans) to our Consolidated Financial Statements in this report for a complete description of the accounting for stock-based compensation awards.

Recently Issued and Adopted Accounting Pronouncements
See Note 2 (Summary of Significant Accounting Policies) to the Financial Statements in this report for a discussion of accounting pronouncements recently adopted and recently issued accounting pronouncements not yet adopted and their potential impact to our financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
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
We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. Our investment policy is focused on preservation of capital, liquidity and earning a modest yield. Substantially all of our investment portfolio is invested in U.S. Treasury fixed maturity securities. As of December 31, 2021, none of our fixed maturity securities portfolio was unrated or rated below investment grade.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Clover Health Investments, Corp.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Clover Health Investments, Corp. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2022 expressed an adverse opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters
The critical audit matters communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Valuation of incurred but not reported reserves

Description of the Matter

As of December 31, 2021, the Company’s unpaid claims were $140.9 million, of which, a significant portion is incurred but not reported reserves. As discussed in Notes 1 and 10 to the consolidated financial statements, the Company’s incurred but not reported (IBNR) liability for its Medicare Advantage and Direct Contracting Entity programs is determined by using actuarial methods that include a number of factors and assumptions, including completion factors, which seek to measure the cumulative percentage of claims expense that have been paid as of the reporting date based on historical claim payment patterns, and assumed medical cost trend factors, which represent an estimate of claims expense based on recent claims expense levels and medical cost levels. There is significant uncertainty inherent in determining management’s best estimate of completion and trend factors, which are used to calculate actuarial estimates of IBNR.

Auditing management’s best estimate of the IBNR was complex and required the involvement of our actuarial specialists due to the highly judgmental nature of completion and trend factor assumptions used in the valuation process. These assumptions have a significant effect on the valuation of the IBNR liability.

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s actuarial process for estimating the liability for incurred but not paid claims. These audit procedures included among others, testing management review controls over the application of the actuarial assumptions within the reserve models and the review and approval processes that management has in place for estimating the liability for incurred but not paid claims.

How We Addressed the Matter in Our Audit
To test the Company’s liability for IBNR, our audit procedures included, among others, testing the completeness and accuracy of data used in the calculation by testing reconciliations of underlying claims and membership data recorded in source systems to the actuarial reserving calculations, and comparing a sample of claims to source documentation.
We involved actuarial specialists to assist with our audit procedures, which included, among others, evaluating the methodologies applied by the Company in determining the IBNR, evaluating the Company’s actuarial assumptions used in their analysis by comparing the significant assumptions to the Company’s historical claim experience, and independently calculating a range of IBNR estimates for comparison to management’s actuarial best estimate of the IBNR. Additionally, we performed a review of the prior period IBNR liabilities to subsequent claims development.

Premium deficiency reserve

Description of the Matter

As of December 31, 2021, the Company had recorded a premium deficiency reserve of $110 million (PDR). As discussed in Note 1 to the consolidated financial statements, a liability for premium deficiency reserves is an actuarial estimate for anticipated losses on the Corporation’s Medicare Advantage and Medicare Advantage Part D business. Management establishes premium deficiency reserves to the extent that the sum of expected future costs, claim adjustment expenses, and maintenance costs exceeds related future premiums.

Auditing management’s estimated PDR was complex and required the involvement of our actuarial specialists due to the significant estimation uncertainty surrounding the estimated future costs of care, claim expense and maintenance costs and trend assumptions utilized in the calculation of the PDR in comparison to the per month per member estimated premiums.

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s PDR calculation, including those over the Company’s selection of assumptions such as the expected future costs, claim adjustment expenses, and maintenance costs.

How We Addressed the Matter in Our Audit

To test the Company’s calculation of PDR, our audit procedures included, among others, testing the completeness and accuracy of data used in the calculation by testing reconciliations of premium, claim and claim related expense costs to source documentation.

We involved actuarial specialists to assist with testing the significant assumptions described above, which included evaluating the methodologies applied by the Company in determining the premium deficiency reserve, evaluating the Company’s actuarial assumptions used in their claims expense analysis by comparing the significant assumptions to the Company’s historical claim experience and total cost of care trends. In addition to the Company’s historical claim experience, we also compared the Company’s claim and claim related expense costs to industry, market and economic trends to evaluate the assumptions utilized in the calculation of the PDR.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2018.
New York, NY
February 28, 2022

CLOVER HEALTH INVESTMENTS, CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	December 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$299,968	$92,348
Short-term investments	293,851	4,098
Investment securities, available-for sale (Amortized cost: 2021: $21,142; 2020: $0)	21,131	—
Investment securities, held-to-maturity (Fair value: 2021: $307; 2020: $266)	305	265
Accrued retrospective premiums	34,923	34,829
Other receivables	14,282	11,368
Healthcare receivable	48,042	38,745
Surety bonds and deposits	12,613	—
Prepaid expenses	9,409	7,830
Other assets, current	18,022	299
Total current assets	752,546	189,782
Investment securities, available-for sale (Amortized cost: 2021: $177,527; 2020: $53,953)	175,604	53,963
Investment securities, held-to-maturity (Fair value: 2021: $364; 2020: $471)	335	429
Property and equipment, net	2,287	2,078
Operating lease right-of-use assets	5,367	7,882
Goodwill and other intangible assets	4,233	4,233
Other assets, non-current	10,432	8,885
Total assets	$950,804	$267,252

The accompanying notes are an integral part of these consolidated financial statements

CLOVER HEALTH INVESTMENTS, CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	December 31, 2021	December 31, 2020
Liabilities, Convertible Preferred Stock, and Stockholders' Equity (Deficit)
Current liabilities
Unpaid claims	$138,604	$102,429
Due to related parties, net	2,320	1,547
Direct Contracting performance year obligation	36,891	—
Direct Contracting payable	37,773	—
Accounts payable and accrued expenses	28,129	30,671
Accrued salaries and benefits	15,147	3,978
Operating lease liabilities	3,059	4,795
Current portion of notes and securities payable	—	20,803
Premium deficiency reserve	110,628	—
Other liabilities, current	73	5
Total current liabilities	372,624	164,228
Notes and securities payable, net of discounts, and deferred issuance costs	19,938	106,413
Derivative liabilities	—	44,810
Warrants payable	—	97,782
Long-term operating lease liabilities	4,830	6,349
Other liabilities, non-current	14,095	13,116
Total liabilities	411,487	432,698
Commitments and Contingencies (Note 21 )
Convertible Preferred stock (Series Seed A, A-1, B, C, and D), $0.0001 par value; 0 and 155,387,025 shares authorized as of December 31, 2021, and 2020, respectively; 0 and 139,444,346 shares issued and outstanding as of December 31, 2021, and 2020, respectively; aggregate liquidation preference of $0 and $470,256 as of December 31, 2021, and 2020, respectively (1)	—	447,747
Stockholders' equity (deficit)
Class A Common Stock, $0.0001 par value; 2,500,000,000 and 0 shares authorized as of December 31, 2021, and 2020, respectively; 352,645,626 and 0 issued and outstanding as of December 31, 2021, and 2020, respectively	34	—
Class B Common Stock, $0.0001 par value; 500,000,000 and 351,572,668 shares authorized; 118,206,768 and 89,206,266 issued and outstanding as of December 31, 2021, and 2020, respectively (1)	12	9
Additional paid-in capital	2,154,187	411,867
Accumulated other comprehensive (loss) income	(1,934)	10
Accumulated deficit	(1,616,738)	(1,028,982)
Less: Treasury stock, at cost; 14,730 and 0 shares held as of December 31, 2021, and 2020, respectively	(147)	—
Clover stockholders’ equity (deficit)	535,414	(617,096)
Noncontrolling interest	3,903	3,903
Total stockholders' equity (deficit)	539,317	(613,193)
Total liabilities, convertible preferred stock, and stockholders' equity (deficit)	$950,804	$267,252
(1) Prior period results have been adjusted to reflect the exchange of Legacy Clover's common stock for Clover Class B Common Stock at an exchange ratio of approximately 2.0681 in January 2021 as a result of the Business Combination. See Note 3 (Business Combination) for additional information.

CLOVER HEALTH INVESTMENTS, CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Dollars in thousands, except per share and share amounts)

	Years ended December 31,
	2021	2020	2019
Revenues:
Premiums earned, net (Net of ceded premiums of $489, $599, and $832 for the years ended December 31, 2021, 2020, and 2019, respectively)	$799,414	$665,698	$456,926
Direct Contracting revenue	667,639	—	—
Other income	4,943	7,190	5,340
Total revenues	1,471,996	672,888	462,266

Operating expenses:
Medicare Advantage net medical claims incurred	838,134	585,432	446,692
Direct Contracting net medical claims incurred	705,407	—	—
Other medical costs	7,637	4,650	3,009
Salaries and benefits	260,458	71,256	91,626
General and administrative expenses	185,287	120,830	95,701
Premium deficiency reserve expense (benefit)	110,628	(17,128)	7,523
Depreciation and amortization	1,246	555	551
Other expense	191	—	363
Total operating expenses	2,108,988	765,595	645,465
Loss from operations	(636,992)	(92,707)	(183,199)

Change in fair value of warrants payable	(66,146)	80,328	2,909
Interest expense	3,229	35,990	23,155
Amortization of notes and securities discounts	13,681	21,118	15,913
(Gain) loss on derivative	—	(93,751)	138,561
Net loss	$(587,756)	$(136,392)	$(363,737)

Per share data:
Net loss per share attributable to Class A and Class B common stockholders – basic and diluted (1)	$(1.42)	$(1.54)	$(4.14)
Weighted average number of common shares outstanding
Basic and diluted weighted average number of Class A and Class B common shares and common share equivalents outstanding (1)	412,922,424	88,691,582	87,829,419

Unrealized (loss) gain on available-for-sale investments	$(1,944)	$(36)	$46
Comprehensive loss	$(589,700)	$(136,428)	$(363,691)
(1) Prior period results have been adjusted to reflect the exchange of Legacy Clover's common stock for Clover Class B Common Stock at an exchange ratio of approximately 2.0681 in January 2021 as a result of the Business Combination. See Note 3 (Business Combination) for additional information. Because the Corporation had a net loss during the year ended December 31, 2021, and a net loss during the year ended December 31, 2020, the Corporation’s potentially dilutive securities, which include stock options, restricted stock, preferred stock and warrants to purchase shares of common stock and preferred stock, have been excluded from the computation of diluted net loss per share, as the effect would be anti-dilutive.
The accompanying notes are an integral part of these consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(Dollars in thousands, except share amounts)

	Convertible Preferred stock		Class A Common Stock		Class B Common Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2018	67,427,138	$447,747	—	$—	42,243,445	$4	—	$—	$25,318	$(527,896)	$—	$—	$(502,574)
Retroactive application of reverse recapitalization	72,017,208	—	—	—	45,119,147	5	—	—	(5)	—	—	—	—
Adjusted balance, beginning of period	139,444,346	447,747	—	—	87,362,592	9	—	—	25,313	(527,896)	—	—	(502,574)
Stock issuance for exercise of stock options, net of early exercise liability	—	—	—	—	916,527	—	—	—	601	—	—	—	601
Stock-based compensation	—	—	—	—	—	—	—	—	3,301	—	—	—	3,301
Unrealized holdings gain on investment securities, available-for-sale	—	—	—	—	—	—	—	—		—	46	—	46
Beneficial conversion feature	—	—	—	—	—	—	—	—	373,826	—	—	—	373,826
Net loss	—	—	—	—	—	—	—	—	—	(363,737)	—	—	(363,737)
Balance, December 31, 2019	139,444,346	$447,747	—	$—	88,279,119	$9	—	$—	$403,041	$(891,633)	$46	$—	$(488,537)

Balance, December 31, 2019	67,427,138	$447,747	—	$—	42,686,624	$4	$—	—	$403,046	$(891,633)	$46	$—	$(488,537)
Retroactive application of reverse recapitalization	72,017,208	—	—	—	45,592,495	5	—	—	(5)	—	—	—	—
Adjusted balance, beginning of period	139,444,346	447,747	—	—	88,279,119	9	$—	$—	403,041	(891,633)	46	$—	(488,537)
Stock issuance for exercise of stock options, net of early exercise liability	—	—	—	—	1,297,977	—	—	—	1,748	—	—	—	1,748
Stock-based compensation	—	—	—	—	—	—	—	—	7,078	—	—	—	7,078
Buyback and subsequent cancellation of common shares	—	—	—	—	(370,830)	—	—	—	—	(957)	—	—	(957)
Unrealized holdings loss on investment securities, available-for-sale	—	—	—	—	—	—	—	—	—	—	(36)	—	(36)
Interests issued	—	—	—	—	—	—	—	—	—	—	—	3,903	3,903
Net loss	—	—	—	—	—	—	—	—	—	(136,392)	—	—	(136,392)
Balance, December 31, 2020	139,444,346	$447,747	—	$—	89,206,266	$9	—	$—	$411,867	$(1,028,982)	$10	$3,903	$(613,193)

Balance, December 31, 2020	139,444,346	$447,747	—	$—	89,206,266	$9	—	$—	$411,867	$(1,028,982)	$10	$3,903	$(613,193)
Stock issuance for exercise of stock options, net of early exercise liability	—	—	4,303,062	—	—	—	—	—	6,144	—	—	—	6,144
Stock-based compensation	—	—	—	—	—	—	—	—	163,723	—	—	—	163,723
Vested restricted stock units	—	—	526,346	—	—	—	—	—	—	—	—	—	—
Unrealized holdings loss on investment securities, available-for-sale	—	—	—	—	—	—	—	—	—	—	(1,944)	—	(1,944)
Preferred stock conversion	(139,444,346)	(447,747)	—	—	139,444,346	14	—	—	447,733	—	—	—	447,747
Issuance of common stock related to exercises of legacy warrants	—	—	—	—	7,205,490	1	—	—	97,781	—	—	—	97,782
Convertible debt conversion and other issuances	—	—	—	—	75,084,703	7	—	—	16,052	—	—	—	16,059
Issuance of common stock in connection with Business Combination and PIPE offering	—	—	143,475,108	14	(49,975,104)	(5)	—	—	666,232	—	—	—	666,241

Conversion from Class B Common Stock to Class A Common Stock	—	—	231,273,129	23	(231,273,129)	(23)	—	—	—	—	—	—	—
Conversion from Class A Common Stock to Class B Common Stock	—	—	(88,514,196)	(9)	88,514,196	9	—	—	—	—	—	—	—
Capital contribution for extinguishment of debt	—	—	—	—	—	—	—	—	126,795	—	—	—	126,795
Acquisition of Public and Private Placement Warrants	—	—	—	—	—	—	—	—	(147,582)	—	—	—	(147,582)
Issuance of common stock related to exercises of Public and Private Placement Warrants	—	—	9,408,264	1	—	—	—	—	81,672	—	—	—	81,673
Issuance of common stock, net of stock issuance costs	—	—	52,173,913	5	—	—	—	—	283,770	—	—	—	283,775
Treasury stock acquired	—	—	—	—	—	—	14,730	(147)	—	—	—	—	(147)
Net loss	—	—	—	—	—	—	—	—	—	(587,756)	—	—	(587,756)
Balance, December 31, 2021	—	$—	352,645,626	$34	118,206,768	$12	14,730	$(147)	$2,154,187	$(1,616,738)	$(1,934)	$3,903	$539,317
The accompanying notes are an integral part of these consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(587,756)	$(136,392)	$(363,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,246	555	551
Amortization of notes and securities discounts and debt issuance costs	13,681	21,118	15,913
Loss on disposal of property and equipment	—	—	23
Stock-based compensation expense	163,723	7,078	3,301
Paid-in-kind interest	—	28,334	11,633
Change in fair value of warrants payable and amortization of warrants	(66,146)	80,328	2,909
Change in derivative liabilities	—	(93,751)	138,561
Accretion, net of amortization	200	(195)	(2,857)
Net realized losses (gains) on available-for-sale securities	53	(1,114)	(111)
Asset impairment charges	—	—	1,632
Changes in operating assets and liabilities:
Accrued retrospective premiums	(94)	(21,604)	7,546
Other receivables	(2,914)	(5,865)	4,115
Reinsurance recoverable	(96)	481	63,610
Surety bonds and deposits	(12,613)	—	—
Prepaid expenses	(1,579)	(6,473)	600
Other assets	(19,757)	1,003	(470)
Healthcare receivables	(9,297)	(12,926)	(14,511)
Operating lease right-of-use assets	3,591	3,257	(11,933)
Unpaid claims	36,948	26,090	23,882
Accounts payable and accrued expenses	5,307	10,845	6,298
Accrued salaries and benefits	11,169	186	(2,235)
Premium deficiency reserve	110,628	(17,128)	7,523
Reinsurance premium payable	—	—	(64,414)
Deferred rent	68	—	(2,677)
Other liabilities	979	1,378	168
Performance year obligation	36,891	—	—
Direct Contracting payable	37,773	—	—
Operating lease liabilities	(4,331)	(3,703)	14,805
Net cash used in operating activities	(282,326)	(118,498)	(159,875)
Cash flows from investing activities:
Purchases of short-term investments and available-for-sale securities	(876,252)	(174,318)	(505,545)
Proceeds from sales of short-term investments and available-for-sale securities	126,862	248,664	269,205
Proceeds from maturities of short-term investments and available-for-sale securities	314,666	63,751	46,415
Proceeds from maturities of held-to-maturity securities	—	—	9,220
Acquisition of business, net of cash acquired	—	—	(1,180)
Purchases of property and equipment	(723)	(693)	(23)
Net cash (used in) provided by investing activities	(435,447)	137,404	(181,908)
Cash flows from financing activities:
Proceeds from issuance of convertible notes	—	20,000	343,410
Deferred financing costs	—	(98)	(363)
Payment of notes payable principal	(30,925)	(18,752)	(9,670)
Issuance of common stock, net of early exercise liability	6,144	1,748	601
Proceeds from reverse recapitalization, net of transaction costs	666,241	—	—
Buyback and subsequent cancellation of common shares	—	(957)	—
Proceeds received for the exercise of Public and Private Warrants	390	—	—
Issuance of common stock, net of stock issuance costs	283,775	—	—
Payment for the redemptions of Public Warrants	(85)	—	—
Treasury stock acquired	(147)	—	—
Acquisition of noncontrolling interest	—	3,903	—
Net cash provided by financing activities	925,393	5,844	333,978
Net increase (decrease) in cash and cash equivalents	207,620	24,750	(7,805)
Cash and cash equivalents, beginning of year	92,348	67,598	75,403
Cash and cash equivalents, end of year	$299,968	$92,348	$67,598
Supplemental cash flow disclosures
Cash paid during the year for interest	$1,677	$4,578	$6,257
Cash paid during the year for health insurance industry fee	—	8,022	—
Supplemental disclosure of non-cash investing and financing activities
Fair value of warrants issued in connection with notes payable	$—	$—	$17,672
Settlement of bridge loan in connection with convertible notes	—	—	30,416
Conversion of preferred stock to common stock	447,747	—	—
Issuance of common stock related to convertible debt	16,059	—	—
Capital contribution for extinguishment of debt	126,795	—	—
Issuance of common stock related to warrants exercised	97,782	—	—
Acquisition of Public and Private Warrants	147,582	—	—
Issuance of common stock related to the exercise of Public and Private Warrants	81,283	—	—
Right-of-use assets obtained in exchange for lease liabilities	1,076	42	459
The accompanying notes are an integral part of these consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
Clover was originally incorporated as a Cayman Islands exempted company on October 18, 2019, as a special purpose acquisition company (SPAC) under the name Social Capital Hedosophia Holdings Corp. III (SCH). On October 5, 2020, SCH entered into a Merger Agreement (the "Merger Agreement") with Clover Health Investments, Inc., a corporation originally incorporated on July 17, 2014, in the state of Delaware (Legacy Clover). Pursuant to the Merger Agreement, and a favorable vote of SCH's stockholders on January 6, 2021, Asclepius Merger Sub Inc., a Delaware corporation and a newly formed, wholly-owned subsidiary of SCH (Merger Sub), was merged with and into Legacy Clover. Pursuant to the Merger Agreement, the separate corporate existence of Merger Sub ceased, Legacy Clover survived and merged with and into SCH, with SCH as the surviving corporation, and SCH was redomesticated as a Delaware corporation and renamed Clover Health Investments, Corp. (the "Business Combination"). The Business Combination was accounted for as a reverse recapitalization in accordance with generally accepted accounting principles in the United States (GAAP). Under the guidance in Accounting Standards Codification (ASC) 805, Legacy Clover is treated as the "acquirer" for financial reporting purposes. Legacy Clover is deemed the accounting predecessor of the combined business, and Clover, as the parent company of the combined business, is the successor SEC registrant, meaning that Legacy Clover's financial statements for previous periods are disclosed in periodic reports filed with the SEC. As a result of the Business Combination, there were simultaneous changes to Legacy Clover's convertible securities, warrants, and convertible preferred stock. See Note 12 (Notes and Securities Payable), Note 13 (Warrants Payable), and Note 17 (Stockholders' Equity and Convertible Preferred Stock) for additional information regarding these changes. See also Note 3 (Business Combination) for additional information related to the Business Combination.

2. Summary of Significant Accounting Policies
Emerging Growth Company

The Corporation was previously treated as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Effective January 1, 2022, the Corporation is no longer eligible for treatment as an emerging growth company in accordance with SEC’s Topic 10 - Emerging Growth Companies. Accordingly, the Corporation is now required to adopt all accounting guidance within the same period as all other large accelerated filers. The Corporation has adopted all new or revised accounting guidance as indicated below.

Basis of presentation
The Corporation has prepared these consolidated financial statements in accordance with U.S. GAAP, which differs from the statutory accounting practices prescribed by various insurance regulatory authorities. The consolidated financial statements include the accounts of the Corporation and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidating these financial statements.
Use of estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that impact the amounts reported in the consolidated financial statements and the accompanying notes.
The areas involving the most significant use of estimates are the amounts of incurred but not reported claims. Many factors can cause actual outcomes to deviate from these assumptions and estimates, such as changes in economic conditions, changes in government healthcare policy, advances in medical technology, changes in treatment patterns, and changes in average lifespan. Accordingly, the Corporation cannot determine with precision the ultimate amounts that it will pay for, or the timing of payment of actual claims, or whether the assets supporting the liabilities will grow to the level the Corporation assumes prior to payment of claims. If the Corporation's actual experience is different from its assumptions or estimates, the Corporation's reserves may prove inadequate. As a result, the Corporation would incur a charge to operations in the period in which it determines such a shortfall exists, which could have a material adverse effect on the Corporation's business, results of operations, and financial condition. Other areas involving significant estimates include risk adjustment provisions related to Medicare contracts and the valuation of the Corporation's investment securities, goodwill and other intangible assets, reinsurance, premium deficiency reserve, warrants, embedded derivative related to the convertible securities, stock-based compensation, recoveries from third parties for coordination of benefits, Direct Contracting benchmark specifically cost trend and risk score estimates that can develop over time, and final determination of medical cost adjustment pools.

Reclassifications
To conform to the current period presentation, prepaid expenses, which were previously included in other assets, current, are presented as a separate line item in the prior year’s Consolidated Balance Sheet. Certain amounts in the prior years’ Consolidated Statements of Cash Flows have been reclassified to conform to the current year’s presentation, primarily related to the amortization of notes and securities discounts and debt issuance costs, change in fair value of warrants payable and amortization of warrants, prepaid expenses, and other assets. Additionally, certain amounts in the prior years’ Consolidated Statement of Operations and Comprehensive Loss have been reclassified to conform to the current year’s presentation, primarily related to MA net medical claims incurred and other medical costs. These reclassifications had no effect on the previously reported Consolidated Financial Statements.

Segment information
The Corporation’s chief operating decision maker is the Chief Executive Officer. The chief operating decision maker manages operations, allocates resources, and evaluates financial performance on a company-wide basis. The Corporation operates in two reporting segments: the MA segment and DC segment.

Performance guarantees

Certain of the Corporation’s arrangements with third-party providers require it to guarantee the performance of its care network to CMS. As a result of the Corporation’s participation in the DC Model, the Corporation determined that it was making a performance guarantee with respect to providers of DCE Beneficiaries that should be recognized in the financial statements. Accordingly, a liability for the performance guarantee was recorded on the Consolidated Balance Sheet. Each month, as the performance guarantee is fulfilled, the guarantee is amortized on a straight-line basis for the amount that represents the completed performance. With respect to each performance year in which the DCE is a participant, the final consideration due to the DCE by CMS (shared savings) or the consideration due to CMS by the DCE (shared loss) is reconciled in the subsequent years following the performance year. The shared savings or loss is measured periodically and will be applied to the Direct Contracting performance obligation if the Corporation is in a probable loss position. Direct Contracting revenue is also known in the DC Model as CMS’ performance year expenditures and is the primary component used to calculate shared savings or shared loss versus the performance year benchmark. Direct Contracting revenue is representative of CMS’ total expenditures incurred for medical services provided on behalf of DCE Beneficiaries during months in which those beneficiaries were alignment-eligible and aligned to the DCE. Direct Contracting revenue is calculated by taking the sum of the capitation payments made to the Corporation for services within the scope of the Corporation’s capitation arrangement and fee-for-service (FFS) payments made to providers directly from CMS. Additionally, the DCE has entered into a surety bond agreement with CMS and a third-party surety to cover the reserve requirement, which is fifty percent of the amount determined by the CMS agreement.

Cash and cash equivalents
Cash and cash equivalents include cash on hand, amounts due from banks, money market instruments and other highly liquid investments with original maturities of 90 days or less. The carrying values of these instruments approximate their respective fair value due to the short-term maturity of these investments.
At December 31, 2021 and 2020, the Corporation had cash and cash equivalents at financial institutions, which are insured by the Federal Deposit Insurance Corporation (FDIC). At times, balances may exceed the FDIC insured limits. Management believes that credit risk related to those balances is minimal.
Investment securities
Short-term investments
Short-term investments consist of investments which the Corporation expects to convert into cash within one year of the balance sheet date, including time deposits and debt securities, which have original maturities greater than 90 days. Short-term investments are measured at their amortized cost. The carrying value of these instruments approximate their respective fair value due to the short-term maturity of these investments.
Investment securities, available-for-sale
Investment securities, which consist entirely of debt securities with fixed or determinable payments and fixed maturity dates, that the Corporation purchases that are not classified as held-to-maturity, are classified as available-for-sale financial assets. The Corporation’s available-for-sale investments are U.S. Treasury fixed maturity securities.
Available-for-sale investments are measured at fair value, and unrealized gains and losses, if any, are recorded in other comprehensive income, net of applicable income taxes, until realized from a sale or an expected credit loss is recognized.
Investment securities, held-to-maturity
Investment securities, which consist entirely of debt securities with fixed or determinable payments and fixed maturity dates, where the Corporation has a positive intent and ability to hold to maturity, are classified as held-to-maturity financial assets. The Corporation’s held-to-maturity investments are comprised of U.S. Treasury fixed maturity securities. The held-to-maturity investments are measured at amortized cost using the effective interest method less impairment. Unrealized holding gains or losses are not recognized.
Impairment of investment securities
Effective January 1, 2021, the Corporation adopted the provisions of ASC 326 and modified its accounting policy for the assessment of available-for-sale and held-to-maturity securities for impairment, as further described below. Prior to January 1, 2021, the Corporation applied the other-than-temporary impairment model for available-for-sale securities in an unrealized loss position which did not result in impairments for 2020 or 2019. Beginning on January 1, 2021, the Corporation adopted ASC 326, which retained many similarities from the previous other-than-temporary impairment model but eliminated the consideration of the length of time over which the fair value had been less than cost. Additionally, under ASC 326, the expected losses on securities are recognized through an allowance for credit losses rather than as a reduction in the amortized cost of the security.
The Corporation identifies securities that are in an unrealized loss position and could potentially have an impairment. This process involves monitoring market events that could impact issuers’ credit ratings, business climate, management changes, litigation and government actions, and other similar factors. This process also involves monitoring late payments, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts and cash flow projections as indicators of credit risks. The Corporation considers relevant facts and circumstances in evaluating the impairment of a security. Relevant facts and circumstances considered include (1) the extent to which the fair value has been below cost or amortized cost, (2) adverse conditions specifically to the financial condition of the issuer or related to the industry, (3) geographic area of the issuer, or the underlying collateral of a security including the current and future impact of any specific events, (4) the payment structure of the security, (5) changes in credit rating of the security by the rating agencies, and (6) the volatility of the fair value changes. There are a number of significant risks and uncertainties inherent in the process of monitoring impairments. These risks and uncertainties include (1) the risk that management’s assessment of an issuer’s ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer, (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated, (3) erroneous information or fraudulent financial statements could be provided to the Corporation’s management to determine the fair value estimates and impairments, and (4) the risk that new information obtained by the Corporation, or changes in other facts and circumstances lead the Corporation to change its intent to hold the security to maturity or until it recovers in value. Any of these situations could result in a charge to operations in a future period.
For available-for-sale securities whose fair value is less than their amortized cost which the Corporation does not intend to sell or is not required to sell, management evaluates the expected cash flows to be received as compared to amortized cost and determines if an expected credit loss has occurred. In the event of an expected credit loss, only the amount of the impairment related to the expected credit loss is recognized in income with the remainder, if any, of the loss recognized in other comprehensive income.
To the extent the Corporation has the intent to sell the security or it is more likely than not that the Corporation will be required to sell the security before recovery of the amortized cost basis, management recognizes an impairment loss in income in an amount equal to the full difference between the amortized cost basis and the fair value.
Expected cash flows to be received are evaluated as compared to amortized cost to determine if a credit loss has occurred. The amount of the credit loss component of the security is estimated as the difference between the amortized cost and the present value of the expected cash flows of the security. In developing the expected recovery analysis for debt securities, the Corporation reviews business prospects, credit ratings and available information from asset managers and rating agencies for individual securities. The present value is determined using the best estimate of future cash flows discounted at the implicit interest rate at the date of purchase. For the years ended December 31, 2021, 2020, and 2019, respectively, there has been no impairment loss reported.
Held-to-maturity securities are evaluated for potential credit loss on a collective basis. The estimate of credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.
Allowance for expected credit losses
The Corporation assesses outstanding receivables at each period for credit risk. The majority of receivables are from CMS, a United States government entity that presents very limited credit risk.
Other income
Other income consists of income from operating subleases, miscellaneous revenue, investment income, and commissions.
Investment income includes interest, dividends received or accrued on investments, and realized gains or losses. Investment income is reported as earned and is presented net of related investment expenses and expected credit losses. Realized gains or losses are recognized based on the specific identification method. Purchases and sales are recorded on a trade-date basis.
Fair value measurements
Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between willing, able and knowledgeable market participants at the measurement date. Fair value measurements are not adjusted for transaction costs.
To determine the fair value of its investments, the Corporation utilizes third-party valuation service providers to gather, analyze and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual instruments. Valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of widely accepted valuation models, provide a single fair value measurement for individual securities for which a fair value has been requested under the terms of service agreements. The inputs used by the valuation service providers include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, currency rates and other market observable information, as applicable. The valuation models consider, among other things, observable market information as of the measurement date as well as the specific attributes of the security being valued including its term, interest rate, credit rating, industry sector and, when applicable, collateral quality and other issue or issuer specific information. When market transactions or other observable market data is limited, the extent to which judgment is applied in determining fair value is greatly increased.
Assets and liabilities measured at fair value are categorized into a fair value hierarchy based on whether the inputs to valuation techniques are observable or unobservable. Observable inputs are those that market participants operating within the same marketplace as the Corporation would use in pricing the Corporation’s assets or liabilities based on independently derived and observable market data. Unobservable inputs are inputs that cannot be sourced from a broad active market in which assets or liabilities identical or similar to those of the Corporation are traded.

The fair value hierarchy includes three levels of inputs based on the degree to which the exit price is independently observable or determinable that may be used to measure fair value as described below:
Level 1 – Valuations are based on quoted (unadjusted) market prices in active markets for identical assets or liabilities. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment. An active market is defined as a market where transactions for the financial instrument occur with sufficient frequency and volume to provide pricing information on an ongoing basis;
Level 2 – Valuations are based on observable inputs other than Level 1 prices such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities;
Level 3 – Valuations are based on techniques that use significant inputs that are unobservable and reflect management’s best estimate of what market participants would use when pricing the asset or liability, including assumptions about risk. The valuation of Level 3 assets and liabilities requires the greatest degree of judgment. These measurements may be made under circumstances in which there is little, if any, market activity for the asset or liability. The Corporation’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, the Corporation considers factors specific to the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement is classified is determined based on the lowest level input that is significant to the fair value measurement in its entirety.
Fair values of actively traded investments securities are based on quoted market prices. Fair values of other investment securities are based on quoted market prices of identical or similar securities or based on observable inputs, like interest rates generally using a market valuation approach, or, less frequently, an income valuation approach, and are generally classified as Level 2. The Corporation obtains at least one price for each security from a third-party pricing service. These prices are generally derived from recently reported trades for identical or similar securities, including adjustments through the reporting date based upon observable market information. When quoted prices are not available, the third-party pricing service may use quoted market prices of comparable securities or a discounted cash flow analysis, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include benchmark yields, reported trades, credit spreads, broker quotes, default rates, and prepayment speeds.
Concentrations of credit risk
Financial instruments that potentially subject the Corporation to concentrations of credit risk consist principally of cash and cash equivalents. Cash and cash equivalents are held with financial institutions of high quality. Balances may exceed the amount of insurance provided on such balances.
The ceding of insurance does not legally discharge the Corporation from its primary liability for the full amount of the policy coverage, and therefore the Corporation will be required to pay the loss and bear collection risk if the reinsurer fails to meet its obligations under the reinsurance agreement. To minimize exposure to significant losses from reinsurance insolvencies, the Corporation evaluates the financial condition of its reinsurers and monitors concentrations of credit risk with its reinsurers.
Capitalized software development costs - cloud computing arrangements
The Corporation's cloud computing arrangements mostly comprise hosting arrangements which are service contracts, whereby the Corporation gains remote access to use enterprise software hosted by the vendor or another third party on an as-needed basis for a period of time in exchange for a subscription fee. Implementation costs for cloud computing arrangements are capitalized if certain criteria are met and consist of internal and external costs directly attributable to developing and configuring cloud computing software for its intended use. These capitalized implementation costs are presented in the Consolidated Balance Sheets in other assets, and are generally amortized over the fixed, non-cancelable term of the associated hosting arrangement on a straight-line basis.

Deferred acquisition costs
Acquisition costs directly related to the successful acquisition of new business, which is primarily made up of commissions costs, are deferred and subsequently amortized. Deferred acquisition costs are recorded as other assets on the Consolidated Balance Sheet and are amortized over the estimated life of the related contracts. The amortization of deferred acquisition costs is recorded in general and administrative expenses in the Consolidated Statement of Operations and Comprehensive Loss. As of December 31, 2021, there were no deferred acquisition costs as a result of the acceleration of amortization for deferred acquisition costs due to the recognition of a premium deficiency reserve during the year ended December 31, 2021. For the year ended December 31, 2021, amortization expense of deferred acquisition costs of $10.7 million was recognized in general and administrative expenses. There was no amortization expense of deferred acquisition costs for the years ended December 31, 2020 and 2019.

Property and equipment, net

Property and equipment, net is reported at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets, which are generally three to seven years. Leasehold improvements are amortized over the shorter of the remaining lease term or estimated useful life of the leasehold improvement. Repairs and maintenance costs are expensed as incurred. Costs related to the development of internal-use software that do not meet capitalization criteria are expensed as incurred. Gains and losses on sales or disposals of property and equipment are included in other income (loss).

Property and equipment is reviewed for impairment periodically whenever adverse events or changes in circumstances indicate the carrying value of the asset may not be recoverable. Losses are recognized in operations when the undiscounted future cash flows expected to result from the use of the asset are less than its carrying value. An impairment loss is recognized based on the excess of the carrying value over the fair value of the asset.

Goodwill and other intangible assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. Goodwill is not amortized but is tested for impairment on an annual basis at a level of reporting referred to as the reporting unit, and more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. A component is considered a reporting unit if the component constitutes a business for which discrete financial information is available that is regularly reviewed by management. Management aggregates components into one reporting unit if they have similar economic characteristics.

Goodwill is assigned to the reporting units that are expected to benefit from the specific synergies of the business combination. Management reviews goodwill for impairment to determine both the existence and amount of goodwill impairment, if any. Impairment tests are performed, at a minimum, in the fourth quarter of each year. Management first uses a qualitative assessment to determine if it is more likely than not that a reporting unit is impaired. The qualitative test is used as a screening to help determine if it is necessary to perform the quantitative test. If there are indicators that the fair value is less than the carrying amount of any reporting unit, management performs a quantitative assessment where management allocates the fair value of the reporting units to the assets and liabilities with the unallocated fair value representing an implied fair value of goodwill which is then compared to the carrying amount of goodwill. The impairment review requires management to make judgments in determining various assumptions with respect to changes in economic conditions, revenues, operating margins, growth rates and discount rates. There was no impairment of goodwill during the years ended December 31, 2021, 2020, and 2019, respectively.

Other intangible assets arising from business combinations are initially recognized at fair value at the date of acquisition. Other intangible assets with indefinite useful lives are tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the assets may be impaired. The annual impairment test for indefinite-lived intangible assets may be completed through a qualitative assessment to determine if the fair value of the indefinite-lived intangible assets is more likely than not greater than the carrying amount. The Corporation may elect to bypass a qualitative assessment, or if a qualitative assessment indicates it is more likely than not that the estimated carrying value exceeds the fair value, the Corporation will test for impairment using a quantitative process. If the Corporation determines that impairment of its intangible assets may exist, the amount of impairment loss is measured as the excess of carrying value over fair value. The estimates in the determination of the fair value of indefinite-lived intangible assets include the anticipated future revenues of the Corporation and the resulting cash flows. As of December 31, 2021, 2020, and 2019, respectively, there were no circumstances that indicate that the carrying amount of intangible assets deemed to have an indefinite useful life may not be recoverable.

Reinsurance
In the normal course of business, the Corporation seeks to reduce losses by reinsuring certain levels of risk in areas of exposure with other insurance enterprises or reinsurers. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. To minimize exposure to losses related to a reinsurer’s inability to pay, the financial condition of such reinsurer is evaluated initially upon placement of the reinsurance and periodically thereafter. In addition to considering the financial condition of a reinsurer, the expected credit losses of reinsurance recoverable is evaluated based upon a number of factors. Such factors include the amounts outstanding, history of losses, ratings of reinsurers, disputes, any collateral or letters of credit held and other relevant factors. The Corporation had no material credit allowances for reinsurance recoverable as of December 31, 2021 and 2020, respectively. Amounts recoverable from reinsurers are estimated in a manner consistent with the liability associated with the reinsured business and consistent with the terms of the underlying contracts. Although reinsurance agreements contractually obligate reinsurers to reimburse the Corporation for their share of losses, they do not discharge the primary liability of the Corporation. The Corporation remains liable for unpaid claims and claims adjustment expenses associated with ceded insured risks in the event the assuming reinsurers fail to meet their contractual obligations. The costs of the reinsurance are recognized over the life of the contract in a manner consistent with the earning of premiums on the underlying policies subject to the reinsurance contracts.

Unpaid claims
Unpaid claims and unpaid claims adjustment expenses include reported claims and incurred but not yet reported (IBNR) claims, as well as the estimated expense of processing these claims. Management develops an estimate for IBNR using actuarial methodologies and assumptions, primarily based upon historical claim experience.
Although there is considerable variability in such estimates, management believes that the unpaid claims and unpaid claims adjustment expense liability is adequate and represents management’s best estimate of the ultimate cost of all reported and unreported claims incurred through the balance sheet date. The estimates are continually reviewed and adjusted as experience develops or new information becomes known. Changes in estimates are reflected in current consolidated operating results.
Liabilities for both reported claims and IBNR not yet processed through the Corporation’s systems are determined in the aggregate, employing actuarial methods that are commonly used by health insurance actuaries and meet actuarial standards of practice. Actuarial standards of practice require that the claim liabilities be appropriate under moderately adverse circumstances. Clover determines the amount of the liability for incurred but not paid claims by following a detailed actuarial process that uses both historical claim payment patterns as well as emerging medical cost trends to project the best estimate of claim liabilities. Under this process, historical paid claims data is formatted into “claim triangles,” which compare claim incurred dates to the dates of claim payments. This information is analyzed to create “completion factors” that represent the average percentage of total incurred claims that have been paid through a given date after being incurred. Completion factors are applied to claims paid through the period-end date to estimate the ultimate claim expense incurred for the period. Actuarial estimates of incurred but not paid claim liabilities are then determined by subtracting the actual paid claims from the estimate of the ultimate incurred claims. The Corporation’s reserving practice is to consistently recognize an actuarial best estimate inclusive of a provision for moderately adverse conditions. This provision is reported as part of incurred claims.
Medical claims incurred
The Corporation recognizes the cost of medical claims in the period in which services are provided, including an estimate of the cost of medical claims IBNR. This methodology is applied for both the Corporation’s MA and Direct Contracting operations. Medical claim expense reported in the Consolidated Statements of Operations and Comprehensive Loss includes direct medical expenses.
Direct medical expenses include amounts paid or payable to hospitals, physicians, pharmacy benefit managers, providers of ancillary services, mandatory supplemental benefits, and is inclusive of the medical expense related to the Corporation’s employed clinicians providing in-home care. Recorded direct medical expenses are reduced by the amount of pharmacy rebates earned, which are estimated based on historical utilization of specific pharmaceuticals, current utilization and contract terms. Pharmacy rebates earned but not yet received from pharmaceutical manufacturers are included in healthcare receivable in the Consolidated Balance Sheets. Overpayments to providers are recognized as a contra medical expense and reported as other receivables in the Consolidated Balance Sheets.
Premium deficiency reserve
A liability for premium deficiency reserves is an actuarial estimate for anticipated losses on the Corporation’s MA and MA Part D (MAPD) business.
Management reassesses the profitability of contracts for providing insurance coverage to members when operating results or forecasts indicate probable future losses. Management establishes a premium deficiency reserve in current operations to the extent that the sum of expected future costs, claim adjustment expenses, and maintenance costs exceeds related future premiums under contracts without consideration of investment income.
For purposes of calculating premium deficiency reserves, management groups contracts in a manner consistent with the method of acquiring, servicing, and measuring the profitability of such contracts.
Losses recognized as a premium deficiency are recorded in the period in which such losses were identified and reflected in the Consolidated Statements of Operations and Comprehensive Loss. Losses recognized as a premium deficiency result in a beneficial effect in subsequent periods as operating losses under these contracts are charged to the liability previously established.

The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (the “Health Care Reform Law”) enacted significant reforms to various aspects of the U.S. health insurance industry. As part of the Health Care Reform Law insurance industry assessments were established, including an annual health insurance industry fee (HIF), which became effective in 2014. The HIF was applicable in 2018, suspended in 2019, and resumed for calendar year 2020. The HIF is not deductible for income tax purposes. The 2019 premium deficiency reserve was inclusive of the 2020 HIF. The Corporation estimates a liability for the HIF and records it in full once qualifying insurance coverage is provided in the applicable calendar year in which the fee is payable, with a corresponding deferred cost that is amortized ratably to expense over the same calendar year. The deferred cost is recorded in other assets on the Consolidated Balance Sheets. The Corporation paid the federal government approximately $8.0 million for the HIF in 2020, which is reflected in the Consolidated Statements of Operations and Comprehensive Loss.

Notes and securities payable
Debt issuance costs
Costs incurred in connection with Corporation’s debt financings are capitalized and amortized to interest expense over the life of the related debt using the effective interest method. Debt issuance costs are presented as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts.
Non-convertible notes
The Corporation records the non-convertible notes at carrying value, net of discounts on the Consolidated Balance Sheets.
Revenue recognition
Premiums earned, net
Premiums revenue is recognized as income in the period members are entitled to receive services, and is net of estimated uncollectible amounts, retroactive membership adjustments, and any adjustments to recognize rebates under the minimum benefit ratios required under the Health Care Reform Law. Premiums received in advance of the service period are reported as other liabilities on the Consolidated Balance Sheets and recognized as revenue when earned.
Premiums anticipated to be received within twelve months based on the documented diagnostic criteria of the Corporation’s enrollees are estimated and included in revenue for the period including the member months for which the payment is designated by CMS.
CMS uses a risk-adjustment model which adjusts premiums paid to MA contracts, based on risk scores that are compared with the overall average risk scores for the relevant state and market pool. Generally, if a risk score is below the average risk score the Corporation is required to make a risk adjustment payment into the risk pool, and if a risk score is above the average risk score the Corporation receives a risk adjustment payment from the risk pool. Risk adjustments can have a positive or negative retroactive impact to rates. Under this model, rates paid to MA plans are based on actuarially determined bids, which include a process whereby prospective payments are based on the Corporation’s estimated cost of providing standard Medicare-covered benefits to a member with an average risk profile. That baseline payment amount is adjusted to reflect the health status of enrolled membership. Under the risk-adjustment methodology, all MA plans must collect and submit the necessary diagnosis code information to CMS within prescribed deadlines. Estimated audit settlements are recorded as a reduction of premiums revenue in the Corporation’s Consolidated Statements of Operations and Comprehensive Loss, based upon available information.
Retrospective premiums involve the evaluation of past claims experience for the purpose of determining the actual cost of providing insurance for the customer. This evaluation is performed once every year and retrospective premiums are recognized in the year earned.
MAPD revenue
Payments received from CMS and members from Clover’s participation in the MAPD program are determined from the Corporation’s annual bid and represent amounts for providing prescription drug insurance coverage and are recognized as premium revenue ratably over the term of the annual contract. Such CMS payments are subject to risk sharing through risk corridor provisions. The risk corridor provisions compare costs targeted in bids to actual prescription drug costs, limited to actual costs that would have been incurred under the standard coverage as defined by CMS. Variances exceeding certain thresholds may result in CMS making additional payments to the Corporation or require the Corporation to refund to CMS a portion of the premiums received. As risk corridor provisions are considered in the overall annual bid process, management estimates and recognizes an adjustment to premiums revenue related to these provisions based upon pharmacy claims experience. Management records a receivable or payable at the contract level on the Consolidated Balance Sheets.

Reinsurance and low-income cost subsidies represent funding from CMS in connection with the MAPD program for which Clover assumes no risk. Reinsurance subsidies represent funding from CMS for its portion of prescription drug costs which exceed the member’s out-of-pocket threshold, or the catastrophic coverage level. Low-income cost subsidies represent funding from CMS for all or a portion of the deductible, the coinsurance and co-payment amounts above the out-of-pocket threshold for low-income beneficiaries.
Payments from CMS for reinsurance and low-income cost subsidies are based on assumptions submitted with the annual bid. A reconciliation and related settlement of CMS’ prospective subsidies against actual prescription drug costs paid is made after the end of the year. Consumer discounts of 50.0% on brand name prescription drugs for participants in the coverage gap are funded by CMS and pharmaceutical manufacturers. The Corporation accounts for these subsidies and discounts in other assets in the Consolidated Balance Sheets and as an operating activity in the Consolidated Statements of Cash Flows. The Corporation does not recognize premiums revenue or claim expenses for these subsidies or discounts.
Leases
At the inception of an arrangement, the Corporation determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement including the use of an identified asset(s) and the Corporation’s control over the use of that identified asset. The Corporation does not recognize leases with a lease term of one year or less on its balance sheet. Leases with a term greater than one year are recognized on the balance sheet as right-of-use (ROU) assets and lease liabilities. The Corporation has sublease arrangements and recognizes sublease income from leasing excess space. Sublease income is recognized on a straight-line basis over the sublease term. As of December 31, 2021 and 2020, respectively, the Corporation does not have any financing leases.
Lease liabilities and their corresponding ROU assets are initially recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the ROU asset may be required for items such as incentives received or initial direct costs. When an option to extend the lease exists, a determination is made whether that option is reasonably certain of exercise based on economic factors present at the measurement date and as circumstances may change. As of December 31, 2021 and 2020, respectively, the Corporation has not included optional extension periods in the measurement of its leases as they are not reasonably certain of exercise. The Corporation monitors its plans to renew its material leases on a quarterly basis.
Where the rates implicit in the Corporation’s leases are not readily determinable, the Corporation utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment over the lease term. Historically, the rate implicit in the leases has not been readily determinable and the appropriate incremental borrowing rate has been utilized. To estimate the appropriate incremental borrowing rate, a credit rating applicable to the Corporation is estimated using a synthetic credit rating analysis since the Corporation does not currently have a rating agency-based credit rating.
Components of a lease are split into three categories: lease components, non-lease components, and non-components. The fixed and in-substance fixed contract consideration (including any consideration related to non-components) are allocated, based on the respective relative fair values, to the lease components and non-lease components. The Corporation has elected to account for lease and non-lease components together as a single lease component for all underlying assets and allocate all of the contract consideration to the lease component only.
In determining the classification of a lease as operating or finance, ASC 842, Leases, allows for the use of judgment in determining whether the assumed lease term is for a major part of the remaining economic life of the underlying asset and whether the present value of lease payments represents substantially all of the fair value of the underlying asset. The Corporation applies the bright line thresholds referenced in the lease guidance of 75.0% to represent “a major part” and 90.0% to represent “substantially all” as allowed in ASC 842 in evaluating leases for appropriate classification. These are applied consistently to the Corporation’s entire portfolio of leases.
Stock-based compensation
The Corporation accounts for all stock-based payment awards granted to employees and non-employees as stock-based compensation expense at fair value. The Corporation’s stock-based payments include stock options, restricted stock units, and grants of common stock, including common stock subject to vesting. The measurement date for employee awards is the grant date, and stock-based compensation costs are recognized as expense over the employees’ requisite service period, which is the vesting period, on a straight-line basis. Nonemployee share-based payment equity awards are measured at the grant-date fair value of the equity instruments, similar to employee share-based payment equity awards. Stock-based compensation costs for non-employees are recognized as expense over the vesting period on a straight-line basis. Stock-based compensation expense is classified in the accompanying

Consolidated Statements of Operations and Comprehensive Loss in salaries and benefits. The Corporation recognizes stock-based compensation expense for the portion of awards that have vested. Forfeitures are recorded as they occur.
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The expected term of the Corporation’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Corporation has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.
For warrants issued to non-employees as payments for services, the Corporation considers the warrants to be in scope of stock-based compensation guidance to non-employees. To determine whether the warrants should be classified as liabilities or equity awards, the Corporation evaluates the criteria for debt accounting guidance because share-based payments classified as liabilities under this guidance would also be classified as liabilities under the stock-based accounting guidance. As these warrants do not meet any of the criteria to be accounted for as debt, they are classified as equity awards. On the grant date, these warrants are measured by estimating the fair value of the equity instruments to be issued. Stock-based compensation expense is recorded for the vested portion of the warrants.
Comprehensive income
Comprehensive income is a measurement of certain changes in stockholders’ equity that results from transactions and other economic events other than transactions with the stockholders. The cumulative amount of these changes is reported on the Consolidated Balance Sheets.
Contingent liabilities
The Corporation records a provision for a contingent liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter.
Federal income taxes
The Corporation recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the consolidated financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. The Corporation also recognizes the future tax benefits such as net operating and capital loss carryforwards as deferred tax assets. A valuation allowance is provided against these deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Future years’ tax expense may be increased or decreased by adjustments to the valuation allowance or to the estimated accrual for income taxes. Deferred tax assets and deferred tax liabilities are further adjusted for changes in the enacted tax rates. As of December 31, 2021 and 2020, respectively, sufficient doubt existed over the Corporation’s ability to generate sufficient taxable income to realize its deferred income tax assets, and accordingly, the Corporation has provided a full valuation allowance against its deferred tax assets.
The Corporation records tax benefits when it is more likely than not that the tax return position taken with respect to a particular transaction will be sustained. A liability for an uncertain tax position, if recorded, is not considered resolved until the statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired, or the tax position is ultimately settled through examination, negotiation, or litigation. The Corporation did not have any material uncertain tax positions during the years ended December 31, 2021 and 2020, respectively. The Corporation classifies interest and penalties associated with uncertain tax positions in its provision for income taxes. The Corporation did not incur or record any interest and penalties related to uncertain tax positions as of or during the years ended December 31, 2021, 2020, and 2019, respectively.
General and administrative expenses
General and administrative expenses include professional service fees, outside legal, tax and accounting service fees, insurance, software application and system expenses, advertising and marketing, lease and occupancy costs and other overhead costs. General and administrative expenses also include claim adjudication and processing costs.

Net loss per share
The Corporation follows the two-class method when computing net loss per share as the Corporation has issued shares that meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.
Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders is computed by adjusting net loss attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potentially dilutive common shares. For purpose of this calculation, outstanding stock options, convertible preferred stock and warrants to purchase shares of convertible preferred stock are considered potential dilutive common shares.
The Corporation’s convertible preferred stock contractually entitled the holders of such shares to participate in dividends but did not contractually require the holders of such shares to participate in losses of the Corporation. Accordingly, in periods in which the Corporation reported a net loss attributable to common stockholders, such losses were not allocated to such participating securities.
In periods in which the Corporation reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Corporation reported a net loss attributable to common stockholders for the years ended December 31, 2021, 2020, and 2019.
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
Cloud computing arrangements
In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other (Topic 350) – Internal Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This update changes the accounting guidance for cloud computing arrangements. If a cloud computing arrangement includes a license to internal-use software, the software license is accounted for by the customer by recognizing an asset for the software license and, to the extent that the payments attributable to the software license are made over time, recognizing a corresponding liability. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract and should expense any fees associated with the hosting element (service) of the arrangement as incurred. ASU 2018-15 is effective for nonpublic entities for fiscal years beginning after December 15, 2020, with early adoption permitted. The Corporation adopted ASU 2018-15 on January 1, 2021, on a prospective basis. The Corporation's cloud computing arrangements relate to the set-up of various platforms, including but not limited to clinical data repositories and other system integrations. The capitalized implementation costs are presented in the Consolidated Balance Sheet in other assets, current and are amortized on a straight-line basis over the term of the underlying cloud computing hosting contract, which is the noncancelable term of the arrangement plus any reasonably certain renewal periods. As of December 31, 2021, $5.9 million was recorded in other assets, current, as deferred implementation costs. For the year ended December 31, 2021, amortization expense associated with the Corporation’s cloud computing arrangements was $0.7 million. No impairment was recognized during the year ended December 31, 2021, as there were no events or changes in circumstances to indicate that the carrying amount of the Corporation's cloud computing arrangements may not be recoverable.
Credit losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which was subsequently modified by several ASUs issued in 2018 and 2019. The guidance introduces a new current expected credit loss (CECL) model for measuring expected credit losses for certain types of financial instruments measured at amortized cost and replaces the incurred loss model. The CECL model requires an entity to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount the entity expects to collect over the instrument's contractual life after consideration of historical experience, current conditions, and reasonable and supportable forecasts. This standard also introduces targeted changes to the available-for-sale debt securities impairment model. It eliminates the concept of other-than-temporary impairment and requires an entity to determine whether any impairment is the result of a credit loss or other factors. The Corporation’s investment portfolio consists primarily of available-for-sale and held-to-maturity debt securities. ASU 2016-13 is effective for nonpublic entities in fiscal years beginning after December 15, 2022, and public entities beginning after December 15, 2021. The Corporation adopted ASU 2016-13 on January 1, 2021. Due to the high concentration of the Corporation’s financial assets with the federal government, the Corporation has determined that most of these assets pose zero nonpayment risk; consequently, the adoption of ASU 2016-13 did not have a material impact on the Corporation’s financial statements.
Goodwill and other intangible assets
In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This update removes Step 2 of the goodwill impairment test under current guidance, which requires a hypothetical purchase price allocation. The new guidance requires an impairment charge to be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value. Upon adoption, the guidance is to be applied prospectively. ASU 2017-04 is effective for nonpublic entities in fiscal years beginning after December 15, 2021, and public entities beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Corporation adopted ASU 2017-04 on January 1, 2021. The adoption of ASU 2017-04 did not have an impact on the Corporation’s financial statements.
Income taxes
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 remove certain exceptions to the general principles in ASC Topic 740. The amendments also clarify and amend existing guidance to improve consistent application. The amendments are effective for nonpublic entities in fiscal years beginning after December 15, 2021, and public entities beginning after December 15, 2020. Early adoption is permitted. The transition method (retrospective, modified retrospective, or prospective basis) related to the amendments depends on the applicable guidance, and all amendments for which there is no transition guidance specified are to be applied on a prospective basis. The Corporation adopted this standard on January 1, 2021. The adoption of ASU 2019-12 did not have an impact on the Corporation’s financial statements.
Accounting for convertible instruments and contracts in an entity's own equity
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40). The amendments in ASU 2020-06 simplify the accounting for convertible instruments by removing certain separation models for convertible instruments. Under the amendments in ASU 2020-06, the embedded conversion features no longer are separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, and a convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. ASU 2020-06 is effective for nonpublic entities for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and public entities beginning after December 15, 2021. The Corporation adopted this standard on January 1, 2022. The adoption of ASU 2020-06 did not have an impact on the Corporation’s financial statements.

3. Business Combination
On October 5, 2020, Legacy Clover entered into a Merger Agreement with SCH, a SPAC, and Merger Sub. On January 7, 2021, as contemplated by the Merger Agreement and following approval by SCH's shareholders at an extraordinary general meeting held January 6, 2021 (the "Special Meeting"):
•SCH filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which SCH was domesticated and continued as a Delaware corporation (the "Domestication"); and
•Merger Sub merged with and into Legacy Clover, the separate corporate existence of Merger Sub ceased and Legacy Clover became the surviving corporation and a wholly-owned subsidiary of SCH (the "First Merger") and Legacy Clover merged with and into SCH, the separate corporate existence of Legacy Clover ceased and SCH became the surviving corporation, changing its name to "Clover Health Investments, Corp." (together with the First Merger, the "Mergers," and collectively with the Domestication, the “Business Combination”).

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
In connection with the consummation of the Business Combination (the "Closing"), (i) each issued and outstanding Class A ordinary share, par value $0.0001 per share, of SCH (SCH Class A ordinary shares) converted automatically, on a one-for-one basis, into a share of Class A Common Stock, par value $0.0001 per share, of Clover (the "Class A Common Stock," and together with the Class B Common Stock, the "Common Stock"), which will be entitled to one vote per share, (ii) each of the issued and outstanding Class B ordinary shares, par value $0.0001 per share, of SCH, converted automatically, on a one-for-one basis, into a share of Class A Common Stock, (iii) each issued and outstanding warrant of SCH converted automatically into a warrant to acquire one share of Class A Common Stock (Warrant), pursuant to the Warrant Agreement, dated April 21, 2020, between SCH and Continental Stock Transfer & Trust Company, as warrant agent, and (iv) each issued and outstanding unit of SCH (SCH unit) that had not been previously separated into the underlying Class A ordinary share and underlying warrant of SCH upon the request of the holder thereof, was canceled and the holder thereof is entitled to one share of Class A Common Stock and one-third of one Warrant. As of January 7, 2021, there were public warrants outstanding to purchase an aggregate of 27,599,938 shares of Class A Common Stock (the "Public Warrants") and private placement warrants outstanding to purchase an aggregate of 10,933,333 shares of Class A Common Stock (the "Private Placement Warrants" and, together with the Public Warrants, the “Warrants”). Each whole Warrant entitled the registered holder to purchase one whole share of Class A Common Stock at a price of $11.50 per share, subject to adjustment at any time commencing on April 24, 2021, which was 12 months from the closing of SCH's initial public offering.
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
The Corporation is authorized to issue 25,000,000 shares of preferred stock having a par value of $0.0001 per share. See Note 17 (Stockholders' Equity and Convertible Preferred Stock) for additional information.
The Business Combination has had and will have a significant impact on the Corporation's future reported financial position and results as a consequence of the reverse recapitalization. The most significant change in Clover's future reported financial position and results is an estimated net increase in cash (as compared to the Corporation's consolidated balance sheet at December 31, 2020) of approximately $670.0 million. The redemption included approximately $400.0 million in proceeds from the PIPE Investment that was consummated substantially simultaneously with the Business Combination, offset by additional transaction costs incurred in connection with the Business Combination. The estimated transaction costs for the Business Combination were approximately $61.0 million, of which $29.0 million represents deferred underwriter fees related to SCH's initial public offering.
The transaction closed on January 7, 2021, and on the following day the Corporation's Class A Common Stock and Public Warrants were listed on the Nasdaq Global Select Market (Nasdaq) under the symbols "CLOV" and "CLOVW," respectively, for trading in the public market.
See also Note 12 (Notes and Securities Payable), Note 13 (Warrants Payable), and Note 17 (Stockholders' Equity and Convertible Preferred Stock) for additional information regarding changes to the instruments as a result of the Business Combination.

4. Investment Securities
The following tables present amortized cost and fair values of investments as of December 31, 2021, and December 31, 2020, respectively:

December 31, 2021	Amortized cost	Accumulated unrealized gains	Accumulated unrealized losses	Fair value
	(in thousands)
Investment securities, held-to-maturity
U.S. government and government agencies and authorities	$640	$40	$(9)	$671
Investment securities, available-for-sale
U.S. government and government agencies and authorities	198,669	10	(1,944)	196,735
Total investment securities	$199,309	$50	$(1,953)	$197,406

December 31, 2020	Amortized cost	Accumulated unrealized gains	Accumulated unrealized losses	Fair value
	(in thousands)
Investment securities, held-to-maturity
U.S. government and government agencies and authorities	$694	$43	$—	$737
Investment securities, available-for-sale
U.S. government and government agencies and authorities	53,953	51	(41)	53,963
Total investment securities	$54,647	$94	$(41)	$54,700

The following table presents the amortized cost and fair value of debt securities as of December 31, 2021, by contractual maturity:

December 31, 2021	Held-to-maturity		Available-for-sale
	Amortized cost	Fair value	Amortized cost	Fair value
	(in thousands)
Due within one year	$305	$307	$21,142	$21,131
Due after one year through five years	15	16	172,564	170,820
Due after five years through ten years	210	201	4,963	4,784
Due after ten years	110	147	—	—
Total	$640	$671	$198,669	$196,735
For the years ended December 31, 2021, 2020, and 2019, respectively, net investment income, which is included within other income in the Consolidated Statements of Operations and Comprehensive Loss, was derived from the following sources:

	Years ended December 31,
	2021	2020	2019
	(in thousands)
Cash and cash equivalents	$1	$108	$1,249
Short-term investments	195	1,722	2,904
Investment securities	348	1,146	386
Investment income, net	$544	$2,976	$4,539
Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at December 31, 2021:

December 31, 2021	Less than 12 months		Greater than 12 months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands, except number of positions)
U.S. government and government agencies and authorities	$187,251	$(1,555)	$7,902	$(398)	$195,153	$(1,953)
Total	$187,251	$(1,555)	$7,902	$(398)	$195,153	$(1,953)
Number of positions	18		4		22
The Corporation did not record any credit allowances for debt securities that were in an unrealized loss position as of December 31, 2021.
As of December 31, 2021, all securities were investment grade, with credit ratings of AA+ or higher by S&P. Unrealized losses on investment grade securities are principally related to changes in interest rates or changes in issuer or sector related credit spreads since the securities were acquired. The gross unrealized investment losses as of December 31, 2021, were assessed, based on, among other things:
•The relative magnitude to which fair values of these securities have been below their amortized cost was not indicative of an impairment loss;
•The absence of compelling evidence that would cause the Corporation to call into question the financial condition or near-term prospects of the issuer of the applicable security; and
•The Corporation's ability and intent to hold the applicable security for a period of time sufficient to allow for any anticipated recovery.

Proceeds from sales and maturities of investment securities, inclusive of short-term investments, and related gross realized gains (losses) which are included within other income in the Consolidated Statements of Operations and Comprehensive Loss, were as follows for the years ended December 31, 2021, 2020, and 2019, respectively:

	Years ended December 31,
	2021	2020	2019
	(in thousands)
Proceeds from sales of investment securities	$126,862	$248,664	$269,205
Proceeds from maturities of investment securities	314,666	63,751	55,635

Gross realized gains	24	1,117	114
Gross realized losses	(77)	(3)	(3)
Net realized (losses) gains	$(53)	$1,114	$111
As of December 31, 2021, and December 31, 2020, the Corporation had $11.1 million and $7.5 million, respectively, in deposits with various states and regulatory bodies that are included as part of the Corporation's investment balances.

5. Fair Value Measurements
The following table presents a summary of fair value measurements for financial instruments as of December 31, 2021, and December 31, 2020, respectively:

December 31, 2021	Level 1	Level 2	Level 3	Total fair value
	(in thousands)
U.S. government and government agencies	$—	$196,735	$—	$196,735
Total assets at fair value	$—	$196,735	$—	$196,735

December 31, 2020	Level 1	Level 2	Level 3	Total fair value
	(in thousands)
U.S. government and government agencies	$—	$53,963	$—	$53,963
Total assets at fair value	$—	$53,963	$—	$53,963
Derivative liabilities	$—	$—	$44,810	$44,810
Warrants payable	—	—	97,782	97,782
Total liabilities at fair value	$—	$—	$142,592	$142,592
See Note 12 (Notes and Securities Payable), Note 13 (Warrants Payable), and Note 14 (Derivative Liabilities) for additional information regarding liabilities.
The fair value of the convertible securities was based on Level 3 inputs, which were unobservable and reflect management’s best estimate of what market participants would use when pricing the asset or liability, including assumptions about risk. There was no fair value associated with convertible securities at December 31, 2021, due to the conversion of the securities to shares of the Corporation’s common stock due to the completion of the Business Combination, and the estimated fair value of convertible securities was $949.6 million at December 31, 2020. The estimated fair value of the convertible securities and derivative liabilities at December 31, 2020, was calculated as the product of (i) the number of conversion shares at the valuation date and (ii) the marketable value per common share at the valuation date.

The significant unobservable inputs used in the Black-Scholes model to measure the warrants payable that are categorized within Level 3 of the fair value hierarchy, as of the year ended December 31, 2020, are as follows:

December 31, 2020	Preferred stock purchase warrants	Common stock purchase warrants
Beginning stock price	N/A	$30.14
Strike price	N/A	1.04
Expected volatility	N/A	56.0%
Expected term	N/A	0.02 years
Risk-free interest rate	N/A	0.09%
Discount factor	N/A	13.0
The changes in balances of Level 3 financial liabilities during the years ended December 31, 2021 and 2020, respectively, are as follows:

	Convertible securities	Derivative liabilities	Warrants payable	Total
(in thousands)
Balance, December 31, 2020	$949,553	$44,810	$97,782	$1,092,145
Issuances	—	—	—	—
Settlements	(949,553)	(44,810)	(97,782)	(1,092,145)
Transfers in	—	—	—	—
Transfers out	—	—	—	—
Total realized losses (gains)	—	—	—	—
Balance, December 31, 2021	$—	$—	$—	$—

	Convertible securities	Derivative liabilities	Warrants payable	Total
	(in thousands)
Balance, December 31, 2019	$251,885	$138,561	$17,672	$408,118
Issuances	—	—	—	—
Settlements	—	—	—	—
Transfers in	—	—	—	—
Transfers out	—	—	—	—
Total realized losses (gains)	697,668	(93,751)	80,110	684,027
Balance, December 31, 2020	$949,553	$44,810	$97,782	$1,092,145

In addition to the Level 3 financial liabilities in the table above, on September 25, 2020, Seek Insurance Services, Inc. (Seek), a field marketing organization and an indirect wholly-owned subsidiary of the Corporation, entered into a note purchase agreement with a third-party investor and issued a note (the “Seek Convertible Note”) in the principal amount of $20.0 million, for which the carrying value is approximately the same as the fair value. For additional information, see Note 12 (Notes and Securities Payable). As of December 31, 2021, and December 31, 2020, both the carrying values, which includes accrued interest, and the fair values of the Seek Convertible Note were $22.0 million and $20.4 million, respectively, and these were considered Level 3 financial liabilities.
There were no transfers in or out of Level 3 financial assets or liabilities for the years ended December 31, 2021 or 2020.
Warrants
The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrants payable on the Consolidated Balance Sheet. The warrant liabilities were measured at fair value at inception and measured on a recurring basis, with changes in fair value presented within change in fair value of warrants payable in the Consolidated Statement of Operations and Comprehensive Loss. On July 22, 2021, the Corporation issued a press release stating that it would redeem all of its Warrants. The end of the redemption period was September 9, 2021, at which time the Corporation redeemed all unexercised Warrants at a price of $0.10 per warrant. Following the redemption exercise, no Warrants were outstanding. For additional information, please see Note 13 (Warrants Payable).

Liability Measurement
The Warrants were measured at fair value on a recurring basis. The Corporation classified the Warrants as a liability due to certain settlement terms and provisions related to certain tender offers and indexation characteristics following the Business Combination and accounted for them as liability instruments in accordance with ASC 815, adjusting the fair value at the end of each reporting period. Additionally, the Corporation determined that the Public Warrants were classified within Level 1 of the fair value hierarchy as the fair value was equal to the publicly traded price of the Public Warrants, and the Private Placement Warrants were classified within Level 2 of the fair value hierarchy as the fair value was estimated using the price of the Public Warrants. In connection with the redemption, effective August 24, 2021, the Public Warrants were delisted and classified within Level 2 of the fair value hierarchy as the fair value of the Public Warrants was based on proportional changes in the price of the Corporation’s common stock. There were no Private Warrants outstanding at August 24, 2021. See Note 13 (Warrants Payable) for additional information on the exercises and redemption of Warrants.
The following table presents the changes in the fair value of warrants payable:

December 31, 2021	Public and Private Placement Warrants
(in thousands)
Initial measurement, January 7, 2021	$147,582
Mark-to-market adjustment	(66,214)
Warrants exercised	(81,283)
Warrants redeemed	(85)
Warrants payable balance, December 31, 2021	$—

6. Healthcare Receivables
Included within healthcare receivables are pharmaceutical rebates which are accrued as they are earned and estimated based on contracted rebate rates, eligible amounts submitted to the manufacturers by the Corporation's pharmacy manager, pharmacy utilization volume and historical collection patterns. As of December 31, 2021, and December 31, 2020, the Corporation recognized rebate receivables of approximately $33.1 million and $26.6 million, respectively. In addition to pharmaceutical rebates, Medicare Part D settlement receivables, member premium receivables and other CMS receivables included in healthcare receivables totaled $14.9 million and $12.1 million at December 31, 2021, and December 31, 2020, respectively.

7. Related Party Transactions
Related party agreements
The Corporation has various contracts with IJKG Opco LLC (d/b/a CarePoint Health - Bayonne Medical Center), Hudson Hospital Opco LLC (d/b/a CarePoint Health - Christ Hospital) and Hoboken University Medical Center Opco LLC (d/b/a CarePoint Health - Hoboken University Medical Center), which collectively do business as the CarePoint Health System (CarePoint Health). CarePoint Health is ultimately held and controlled by Mr. Vivek Garipalli, the Chief Executive Officer and stockholder of the Corporation. The Corporation contracts with CarePoint Health for the provision of inpatient and hospital-based outpatient services. Expenses and fees incurred related to these contracts, recorded in net medical claims incurred, were $12.7 million, $11.1 million, and $9.7 million for the years ended December 31, 2021, 2020, and 2019, respectively. Additionally, $2.3 million and $1.5 million were payable to CarePoint Health as of December 31, 2021, and December 31, 2020, respectively.
The Corporation has contracted with Rogue Trading, LLC (Rogue), a marketing services provider. The Corporation’s President and Chief Technology Officer, Andrew Toy, is related to the Chief Executive Officer of Rogue. Expenses and fees related to these contracts were $0.3 million, $0.3 million, and $0.1 million for the years ended December 31, 2021, 2020, and 2019, respectively.
The Corporation has a contract with Medical Records Exchange, LLC (d/b/a ChartFast) pursuant to which the Corporation receives administrative services related to medical records via ChartFast’s electronic applications and web portal platform. ChartFast is ultimately owned and controlled by Mr. Garipalli. Expenses and fees incurred related to this agreement were $0.2 million for the years ended December 31, 2021 and 2020, and none for the year ended December 31, 2019.
On July 2, 2021, the Corporation signed a contract with Thyme Care, Inc. (Thyme Care), an oncology benefit management company, through which Thyme Care will provide concierge cancer coordination services to the Corporation’s Medicare Advantage members in New Jersey and develop a provider network to help ensure member access to high-value oncology care. Mr. Garipalli is a member of Thyme Care’s board of directors. Expenses and fees incurred related to this agreement were $0.3 million for the year ended December 31, 2021.

8. Property and Equipment, Net

Property and equipment, net consists of the following:

December 31,	2021	2020
	(in thousands)
Capitalized software	$1,416	$693
Leasehold improvements	3,035	3,088
Office furniture and fixtures	35	29
Equipment	113	104
Property and equipment, gross	4,599	3,914
Less: accumulated depreciation and amortization	(2,312)	(1,836)
Property and equipment, net	$2,287	$2,078

Depreciation expense recorded by the Corporation was approximately $0.3 million, $0.5 million, and $0.6 million for the years ended December 31, 2021, 2020, and 2019, respectively. Amortization expense recorded by the Corporation was approximately $0.2 million, $0.1 million, and none for the years ended December 31, 2021, 2020, and 2019, respectively.

9. Goodwill and Other Intangible Assets

Other intangible assets was $3.0 million as of December 31, 2021 and 2020. The other intangible assets consist of licenses with indefinite useful lives that are related to Certificates of Operating Authority in 45 states and the District of Columbia. Goodwill was $1.2 million as of December 31, 2021 and 2020. Intangible assets with indefinite useful lives and goodwill are not amortized but are tested for impairment in the fourth quarter, or more frequently if events or changes in circumstances indicate that the assets may be impaired. As of December 31, 2021 and 2020, respectively, there were no circumstances that indicate that the carrying amount of goodwill and intangible assets deemed to have an indefinite useful life may not be recoverable. No impairment was recorded during the years ended December 31, 2021 and 2020, respectively.

10. Unpaid Claims
Activity in the liability for unpaid claims, including claims adjustment expenses, for the years ended December 31, 2021 and 2020, is summarized as follows:

Years ended December 31,	2021	2020
	(in thousands)
Gross and net balance, beginning of period (1)	$103,976	$77,886
Incurred related to:
Current year	822,300	599,147
Prior years	15,834	(13,715)
Total incurred	838,134	585,432
Paid related to:
Current year	692,116	496,303
Prior years	113,677	63,039
Total paid	805,793	559,342
Gross and net balance, end of period (1)(2)	$136,317	$103,976
(1)    Includes amounts due to related parties.
(2) Differs from the total unpaid claims amount reported on the Consolidated Balance Sheets due to the fact the figure here excludes unpaid claims for the Corporation’s DCE of $4.6 million as of December 31, 2021.
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
The Corporation counts a claim when either a claim or claim adjustment expense amount has been paid, or at any period end, when the Corporation has recorded a medical unpaid claim reserve. The cumulative number of reported claims for each claim year has been developed using historical data captured by claim systems. As such, the cumulative number of reported claims may not be comparable to similar measures reported by other companies.
Unpaid Claims for MA Operations

Unpaid claims for MA operations as reported on the Consolidated Statements of Operations and Comprehensive Loss as of December 31, 2021, were $136.3 million. During the year ended December 31, 2021, $113.7 million was paid for incurred claims attributable to insured events of prior years. The unfavorable development of $15.8 million was recognized during the year ended December 31, 2021, resulting from the Corporation's claims experience, partially attributable to the direct cost of COVID-19 and the increased utilization from the deferral of healthcare services as a result of the stay-at-home orders and closure of certain provider facilities throughout 2020 due to COVID-19 restrictions. A favorable development of $13.7 million was recognized during the year ended December 31, 2020, resulting from the actualization of fee-for-service claims. Original estimates are increased or decreased, as additional information becomes known regarding individual claims. The ratio of current year medical claims paid as a percentage of current year net medical claims incurred was 84.2% for the year ended December 31, 2021, and 82.8% for the year ended December 31, 2020. This ratio serves as an indicator of claims processing speed, indicating that claims were processed at a faster rate during the year ended December 31, 2021, than during the year ended December 31, 2020.

The following tables provide information regarding incurred and paid claims development for medical claims, as well as cumulative claim frequency and the total of incurred but not reported liabilities as of December 31, 2021, respectively:

	Cumulative incurred claims for the years ended December 31,
Incurred year	2019*	2020*	2021	Total IBNR(1)	Number of reported claims
	(in thousands)				(in ones)
2019 and prior	$962,373	$948,658	$947,323	$843	2,926,156
2020		599,148	616,316	5,289	1,433,039
2021			822,300	130,184	2,384,691
Total	$962,373	$1,547,806	$2,385,940	$136,317	6,743,886
(1)    Differs from the total unpaid claims amount reported on the Consolidated Balance Sheets due to the fact the figure here excludes unpaid claims for the Corporation’s DCE of $4.6 million as of December 31, 2021.

	Cumulative net paid claims through December 31,
Paid year	2019*	2020*	2021
	(in thousands)
Incurred year
2019 and prior	$894,877	$947,526	$946,480
2020		496,304	611,027
2021			692,116
Total	$894,877	$1,443,830	$2,249,623
*Unaudited supplemental information

The reconciliation of net incurred and paid claims development tables to unpaid claims and claims adjustment expenses for medical claims on the Consolidated Balance Sheets is as follows:

December 31, 2021	(in thousands)
Cumulative incurred claims, net	$2,385,940
Less: cumulative paid claims, net	2,249,623
Net unpaid claims, including claims adjustment expenses(1)	$136,317
(1) The following balance reflects the unpaid claims for Medicare Advantage only. The DCE and other medical unpaid claims should be included in order to reconcile to the total unpaid claims on the Consolidated Balance Sheets.

11. Reinsurance

Medicare Advantage Reinsurance Agreement

On January 1, 2021, the Corporation renewed a specific excess loss reinsurance agreement to reinsure its MA plan liabilities in excess of approximately $0.6 million per covered person per agreement terms for the year ended December 31, 2021, and $0.5 million per covered person per agreement terms for the years ended December 31, 2020 and 2019, respectively.

The effects of the reinsurance agreements on the accompanying consolidated financial statements for the years ended December 31, 2021, 2020, and 2019, respectively, are as follows:

Years ended December 31,	2021	2020	2019
	(in thousands)
Premiums earned, gross	$799,903	$666,297	$457,758
Premiums earned, ceded	(489)	(599)	(832)
Net premiums earned	$799,414	$665,698	$456,926

Years ended December 31,	2021	2020	2019
	(in thousands)
Claims incurred, gross	$839,136	$585,915	$448,308
Claims incurred, ceded	(1,002)	(483)	(1,616)
Net claims incurred	$838,134	$585,432	$446,692
Reinsurance recoverable for the MA plan as of December 31, 2021 and 2020, respectively, were comprised of the following:

Years ended December 31,	2021	2020
	(in thousands)
Reinsurance recoverable on paid claims, gross and net	$96	$—
Direct Contracting Reinsurance Arrangement

Within the DCE arrangement there is an option election for each direct contracting entity participant to elect participation in a reinsurance, which is not a separate contract and is included in the current DCE arrangement. The stop loss (charges) premiums and recoupments are incurred in accordance with the regulations set forth in the participation agreement in direct relation to the direct contracting program and will reduce the exposure of high dollar claims to the Corporation. The premiums (recoupments) will be recognized as revenue (contra-revenue), respectively, in Direct Contracting revenue on the Statement of Operations as there is a right to the recoupments as the point of attachment in the stop loss agreement.

The effects of the DCE reinsurance arrangements on the accompanying consolidated financial statements for the year ended December 31, 2021 are as follows:

Year ended December 31, 2021
(in thousands)
Direct Contracting revenue, gross and net	$667,639
Claims incurred, gross and net	705,407
Reinsurance recoverable, gross and net	12,170
Reinsurance recoverable represents the portion of paid claims and unpaid claims that are covered by reinsurance. Amounts recoverable from reinsurers are estimated in a manner consistent with the methods used to determine unpaid claims as detailed in Note 2 (Summary of Significant Accounting Policies).
Clover acquired certain policies and related reinsurance agreements with the purchase of stock of Union Life Labor Insurance Company (Ullico) in April 2016. Ullico originally underwrote those policies which are primarily life policies and annuity contracts, prior to entering “run-off.” All of the underwriting risk related to those policies and contracts has been ceded to third party reinsurers. A large portion of these cessions are in the form of 100% coinsurance where, in addition to the underwriting risk, administrative responsibilities, including premium collections and claim payments, are ceded to third party reinsurers.
Approximately $5.3 million of life insurance reserves as of both December 31, 2021 and 2020, respectively, related to life insurance policies originally issued by Ullico are 100% coinsured with Southern Financial Life Insurance Company (SFLIC), a Louisiana domestic company, in full transfer of risk related to these policies. The life reserves are computed principally in accordance with Net Level Premium Method using mortality and persistency assumptions based upon the Corporation’s experience and industry data. Interest rate assumptions used in establishing such reserves range from less than 1.0% to 4.5%. Under the arrangement, SFLIC is required to hold in trust all of the outstanding liabilities as of the reporting date.
Approximately $0.9 million of annuity reserves as of both December 31, 2021 and 2020, respectively, related to annuity contracts originally issued by Ullico, are 100% ceded to Sagicor Life Insurance Company, a Texas domestic company, in full transfer of risk related to these contracts. The annuity reserves are computed principally using assumptions based on the Corporation’s experience and industry data. Interest rate assumptions used in establishing such reserves range from less than 1.0% to 5.8%. Ceded life insurance and annuity reserves are included in other assets and gross life insurance and annuity reserves are included in other liabilities on the Consolidated Balance Sheets, respectively.
A reinsurance agreement between two entities transfers the underwriting risk and liabilities to the reinsurer while the insurer retains the contractual relationship with the ultimate insured. As such, these reinsurance agreements do not completely relieve the Corporation of its potential liability to the ultimate insured. However, given the transfer of underwriting risk, such potential liability is limited to the credit exposure which exists should the reinsurer be unable to meet its obligations under these reinsurance agreements. The Corporation evaluates its reinsurers on a regular basis including their ratings and financial conditions.
12. Notes and Securities Payable
Non-convertible Notes
On March 21, 2017, the Corporation entered into a loan facility (the "Loan Facility") for an aggregate principal amount of $60.0 million with the proceeds used to pay all obligations under a $30.0 million 2015 senior secured note, and to provide additional working capital for the Corporation's subsidiaries. The Loan Facility was secured by the assets of the Corporation. The initial obligation of $40.0 million had a maturity date of March 1, 2022, and was subject to an interest rate of 11.0%, payable monthly, with the majority of principal payments commencing 36 months prior to the maturity date. The additional $20.0 million obligation had a maturity date of October 1, 2022, and was subject to an interest rate of 11.3%, payable monthly, with the majority of principal payments commencing 36 months prior to the maturity date. In conjunction with the Loan Facility, the Corporation issued warrants. See Note 13 (Warrants Payable) for additional information.
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
The carrying amount of the convertible securities was $76.5 million at December 31, 2020. Since the carrying amount of the convertible securities was initially recognized as $0, debt issuance costs incurred in the amount of approximately $0.4 million were expensed on the Consolidated Statements of Operations and Comprehensive Loss during the year ended December 31, 2019. The unamortized discount was $337.3 million at December 31, 2020. Amortization of the debt discount was approximately $21.1 million during the year ended December 31, 2020. Interest expense on the convertible securities was $31.1 million during the year ended December 31, 2020. The effective interest rate, inclusive of amortization of the discount and the contractual rate, was 90.1% during the year ended December 31, 2020. The effective interest rate, inclusive of amortization of the discount and the contractual rate, was in excess of 100% during the year ended December 31, 2019, as a result of the beginning convertible securities carrying value of $0. The results presented as of and for the year ended December 31, 2021, above, reflect the impact of the conversion of the convertible securities into common stock in connection with the Business Combination.
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
The carrying amount of the note was $19.9 million at both December 31, 2021, and December 31, 2020. The Corporation capitalized $0.1 million of issuance costs which are being amortized using the effective interest method over the term of the note. Unamortized debt issuance costs were $0.1 million at both December 31, 2021, and December 31, 2020. Amortization of the debt issuance costs and interest expense on the note were $1.6 million and $0.4 million during the years ended December 31, 2021 and 2020, respectively.
The effective interest rate was 8.2% during the years ended December 31, 2021 and 2020, respectively.
The below table summarizes maturities of the Corporation’s securities payable over the next five years as of December 31, 2021:

(in thousands)
2022	$—
2023	—
2024	20,000
2025	—
2026	—
Total	$20,000
13. Warrants Payable
Legacy Warrants

In conjunction with the Loan Facility, the Corporation issued warrants to purchase 2,618,770 shares of the Corporation's Series D preferred stock at an exercise price of $4.53 per share. On October 5, 2020, the Corporation entered into the Merger Agreement with SCH and simultaneously amended the warrants to be automatically exercisable for common stock in connection with the Business Combination. The warrants were accounted for as derivative instruments, and the initial fair value of approximately $1.2 million, which was calculated using a Black-Scholes based valuation model, was recorded as a discount to the carrying amount of the Loan Facility. This discount was being amortized using the effective interest method over the term of the Loan Facility. The warrants were recorded as liabilities and were being marked to market at each reporting period.
In September 2015, the Corporation issued warrants to purchase 4,342,956 shares of the Corporation's common stock at an exercise price of $0.50 per share. The warrants were also contingently exercisable for an additional 4,342,956 shares based proportionally on the aggregate principal amounts of additional notes borrowed by the Corporation.

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

On July 22, 2021, the Corporation issued a press release stating that it would redeem all of its Warrants that remained outstanding on August 23, 2021, the redemption date, for a redemption price of $0.10 per Warrant. On August 25, 2021, the Corporation announced that it was extending the period during which holders of the Public Warrants could exercise the Warrants to September 9, 2021, at which time any unexercised Public Warrants would be redeemed at a price of $0.10 per Warrant. Payment upon exercise of the Warrants could be made either (i) in cash, at an exercise price of $11.50 per share of Class A Common Stock or (ii) on a "cashless basis" in which the exercising holder received 0.249 shares of Class A Common Stock per Warrant shares of Class A Common Stock.

Prior to the redemption date, 33,932 Public Warrants were exercised for cash, and 26,716,041 were exercised on a cashless basis in exchange for an aggregate of 6,685,865 shares of Common Stock, in each case in accordance with the terms of the Warrant Agreement, representing 96.9% of the Public Warrants. In addition, all of the Private Placement Warrants were exercised on a cashless basis in exchange for an aggregate of 2,722,399 shares of Common Stock, in accordance with the terms of the Warrant Agreement. In connection with the redemption, the Public Warrants were delisted and total cash proceeds generated from exercises of the Public Warrants were $0.4 million. The remaining unexercised 849,965 Public Warrants were redeemed by the Corporation for $0.1 million. Following the warrant redemption exercises, no Warrants were outstanding.

14. Derivative Liabilities
In connection with the $373.8 million of convertible securities issued in 2019, the Corporation determined that certain of the conversion and redemption features were embedded derivatives and were bifurcated from the host instrument and accounted for as embedded derivative instruments. In connection with the convertible securities, the Corporation recognized a capital contribution of $44.8 million during the year ended December 31, 2021. This capital contribution of $44.8 million was recorded as an increase in additional paid in capital as the notes were issued to affiliates of the Corporation. The Corporation recognized a gain of $93.8 million and a loss of $138.6 million from activity related to derivative liabilities in connection with the convertible securities during the years ended December 31, 2020 and 2019, respectively, which was recognized in (gain) loss on derivative in the Consolidated Statements of Operations and Comprehensive Loss. Upon the completion of the Business Combination with SCH on January 7, 2021, the derivative balance was extinguished as of January 7, 2021. See Note 3 (Business Combination), Note 5 (Fair Value Measurements), and Note 12 (Notes and Securities Payable) for additional information.

15. Letter of Credit
On April 19, 2018, the Corporation entered into a secured letter of credit agreement (the “Letter”) for up to an aggregate amount of $2.5 million with a commercial lender that renews on an annual basis. The Letter bears an interest rate of 0.75%. There was an unused balance of $2.5 million at both December 31, 2021, and December 31, 2020.
16. Leases
Operating Leases
The Corporation leases office space in New Jersey, Minnesota, Tennessee, Georgia, Florida, California, and Hong Kong under non-cancelable operating leases. At December 31, 2021, the remaining terms of the operating leases were between four months and 75 months, and certain lease agreements contain provisions for future rent increases. For each lease the Corporation recorded a right-of-use (ROU) asset and lease liability at the earlier of the ASC 842 effective date or lease commencement date. The Corporation utilizes the straight-line method of recognizing lease expense. However, the Corporation is required to pay certain variable executory costs including common area maintenance, real estate taxes, and insurance that are expensed as incurred. These variable costs are excluded from the measurement of leases. Certain of the Corporation’s leases include options to renew, with renewal terms that can extend the lease term. The exercise of lease renewal options is at the Corporation’s sole discretion. The ability to terminate a lease is determined by the applicable lease terms and conditions. The Corporation is not reasonably certain that it will exercise the renewal or termination options. Therefore, these options are not recognized as part of the ROU asset and lease liability.
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
Summary of Lease Costs Recognized Under ASC 842:
The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Corporation's operating leases for the years ended December 31, 2021, 2020, and 2019:

Years ended December 31,	2021	2020	2019
	(in thousands)
Operating lease cost	$4,515	$4,533	$4,552
Variable lease cost	515	632	654
Short-term lease cost	45	20	58
Sublease income	(2,727)	(3,098)	(989)
Total lease cost	$2,348	$2,087	$4,275
Other information
Cash paid for amounts included in the measurement of lease liabilities	$5,248	$4,979	$4,804
Weighted-average remaining lease term	5.0 years	4.4 years	4.8 years
Weighted-average discount rate	10.36%	10.17%	10.05%

The following table summarizes the Corporation's future lease payments for non-cancelable operating lease liabilities as of December 31, 2021:

(in thousands)
2022	$3,164
2023	1,665
2024	1,319
2025	1,170
2026	1,155
Thereafter	1,486
Total lease payments	9,959
Less: imputed interest	(2,070)
Total	$7,889

17. Stockholders' Equity and Convertible Preferred Stock
Stockholders’ Equity
The Corporation was authorized to issue up to 2,500,000,000 shares of Class A Common Stock as of December 31, 2021, and up to 500,000,000 and 351,572,668 shares of Class B Common Stock as of December 31, 2021 and 2020, respectively. As of December 31, 2021, there were 352,645,626 shares of Class A Common Stock issued and outstanding. There were 118,206,768 and 89,206,266 shares of Class B Common Stock issued and outstanding as of December 31, 2021 and 2020, respectively. Class B common stock has 10 votes per share, and Class A common stock has one vote per share.
The Corporation is authorized to issue 25,000,000 shares of preferred stock having a par value of $0.0001 per share, and the Corporation's board of directors has the authority to determine the rights, preferences, privileges, and restrictions, including voting rights, of those shares. As of December 31, 2021, there were no shares of preferred stock issued and outstanding.
Issuance of Common Stock
In November 2021, the Corporation sold 52,173,913 shares of common stock at a public offering price of $5.75 per share for gross proceeds, before deducting underwriting discounts and commissions and other expenses payable by the Corporation, of $16.2 million.

Convertible Preferred Stock
Each share of Legacy Clover's preferred stock was convertible at the option of the holder, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into fully paid and non-assessable shares of common stock.
Pursuant to the Merger Agreement, all outstanding shares of Legacy Clover's preferred stock automatically converted into 139,444,346 shares of Class B Common Stock after giving effect to the Exchange Ratio upon the closing of the Business Combination. See Note 3 (Business Combination) for additional information on the Business Combination.
18. Employee Benefit Plans
Employee Savings Plan
The Corporation has a defined contribution retirement savings plan (the “401(k) Plan”) covering eligible employees, which includes safe harbor matching contributions based on the amount of employees' contributions to the 401(k) Plan. The Corporation contributes to the 401(k) Plan annually 100.0% of the first 4.0% compensation that is contributed by the employee up to 4.0% of eligible annual compensation. The Corporation's service contributions to the 401(k) Plan amounted to approximately $1.2 million, $1.2 million, and $1.3 million for the years ended December 31, 2021, 2020, and 2019, respectively, and are included in salaries and benefits on the Consolidated Statements of Operations and Comprehensive Loss. The Corporation's cash match is invested pursuant to the participant's contribution direction. Employer contributions are immediately 100.0% vested.

Stock-based Compensation
The Corporation's 2020 Equity Incentive Plan (the "2020 Plan") and 2020 Management Incentive Plan (the “2020 MIP”) provide for grants of restricted stocks units (RSUs) and/or options to acquire shares of the Corporation's common stock, par value $0.0001 per share, to employees, directors, officers, and consultants of the Corporation. During the year ended December 31, 2021, the Corporation approved the 2020 Plan and the 2020 MIP, and the Corporation’s 2014 Equity Incentive Plan (the “2014 Plan” and, collectively with the 2020 Plan and the 2020 MIP, the “Plans”) was retired.
The maximum number of shares of the Corporation's common stock reserved for issuance over the term of the Plans, shares outstanding under the Plans, and shares remaining under the Plans, after giving effect to the Exchange Ratio, as of December 31, 2021, and December 31, 2020, were as follows:

December 31, 2021	Shares Authorized Under Plans	Shares Outstanding Under Plans	Shares Remaining Under Plans
2014 Plan	54,402,264	41,905,875	N/A
2020 Plan	30,641,401	6,690,048	23,442,323
2020 MIP	33,426,983	33,426,983	—

December 31, 2020	Shares Authorized Under Plan	Shares Outstanding Under Plan	Shares Remaining Under Plan
2014 Plan	54,402,264	36,557,759	17,844,505
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
The Plans are administered by the Talent and Compensation Committee of the Corporation’s Board of Directors (the “Compensation Committee”). The options are subject to the terms and conditions applicable to options granted under the Plans, as described in the applicable Plan and the applicable stock option grant agreement. The exercise prices, vesting and other restrictions applicable to the stock options are determined at the discretion of the Compensation Committee, except that the exercise price per share of incentive stock options may not be less than 100.0% of the fair value of a share of common stock on the date of grant. Stock options awarded under the Plans expire 10 years after the grant date. Incentive stock options and non-statutory options granted to employees, directors, officers and consultants of the Corporation typically vest over four or five years. RSU awards are subject to the terms and conditions set forth in the Plans and the applicable RSU grant agreement. Vesting and other restrictions applicable to RSU awards are determined at the discretion of the Compensation Committee. The number of shares of common stock subject to an RSU award is determined by dividing the cash value of an RSU award by the average closing price of a share of the Corporation’s Class A common stock over a specified period through the date of grant, and such awards typically vest over four years from the grant date. The total estimated fair value is amortized as an expense over the requisite service period as approved by the Compensation Committee.
The Corporation granted options to purchase 1,937,968 shares of common stock during the year ended December 31, 2021. The Corporation recorded stock-based compensation expense for options, RSUs, and performance restricted stock units (PRSUs) granted under the Plans and discounts offered in connection with the Corporation’s 2020 Employee Stock Purchase Plan (ESPP) of $163.7 million during the year ended December 31, 2021, and such expenses are presented in salaries and benefits in the accompanying Consolidated Statements of Operations and Comprehensive Loss. Compensation cost presented in salaries and benefits in the accompanying Consolidated Statements of Operations and Comprehensive Loss were as follows:

Years ended December 31,	2021	2020	2019
	(in thousands)
Stock options	$7,998	$7,078	$3,301
RSUs	65,514	—	—
PRSUs	89,930	—	—
ESPP	281	—	—
Total compensation cost recognized for stock-based compensation plans	$163,723	$7,078	$3,301

As of December 31, 2021, there was approximately $435.6 million of unrecognized stock-based compensation expense related to unvested stock options, RSUs, PRSUs, and the ESPP, estimated to be recognized over a period of 4.02 years. As of December 31, 2020, there was approximately $14.9 million of unrecognized stock-based compensation expense related to unvested stock options.
Stock Options
The assumptions that the Corporation used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted for the years ended December 31, 2021, 2020 and 2019, respectively, were as follows:

Years ended December 31,	2021	2020	2019
Weighted-average risk-free interest rate	1.06%	0.84%	1.95%
Expected term (in years)	6.06	4.68	6.29
Expected volatility	37.74%	34.66%	28.37%
Expected dividend yield	—	—	—

A summary of option activity under the 2020 Plan during the year ended December 31, 2021 is as follows:

	Number of options	Weighted-average exercise price
Outstanding, January 1, 2021	—	$—
Granted during 2021	1,937,968	8.88
Exercised	—	—
Forfeited	(184,169)	8.88
Outstanding, December 31, 2021	1,753,799	$8.88
A summary of option activity under the 2014 Plan during the year ended December 31, 2021 is as follows:

	Number of options	Weighted-average exercise price
Outstanding, January 1, 2021	36,513,193	$2.26
Granted during 2021	—	—
Exercised	(4,284,070)	1.42
Forfeited	(1,073,381)	2.79
Outstanding, December 31, 2021	31,155,742	$2.35
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Corporation's common stock for those stock options that had exercise prices lower than the fair value of the Corporation's common stock.
The weighted-average grant date fair value of stock options granted during the years ended December 31, 2021, 2020, and 2019 was $3.36 per share, $1.04 per share, and $0.62 per share, respectively.
As of December 31, 2021, outstanding stock options, substantially all of which are expected to vest, had an aggregate intrinsic value of $52.5 million, and a weighted-average remaining contractual term of 6.80 years. As of December 31, 2021, there were 21,872,378 options exercisable under the Plan, with an aggregate intrinsic value of $39.2 million, a weighted-average exercise price of $2.32 per share, and a weighted-average remaining contractual term of 6.20 years. The total value of stock options exercised during the years ended December 31, 2021, 2020, and 2019, was $39.3 million, $5.8 million, and $1.3 million, respectively. Cash received from stock option exercises during the years ended December 31, 2021, 2020, and 2019, totaled $6.1 million, $2.1 million, and $0.7 million, respectively.
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
Restricted Stock Units
A summary of total RSU activity for the year ended December 31, 2021, is presented below:

Year ended December 31, 2021	Number of RSUs	Weighted-average grant date fair value per share
Granted	22,031,869	$14.34
Released	(639,752)	(6.64)
Forfeited	(97,276)	(8.42)
Outstanding, December 31, 2021	21,294,841	$14.60
The weighted-average grant date fair value of the RSUs was $14.34 per underlying share.
Performance Restricted Stock Units
The Corporation has granted PRSUs which become eligible to vest if prior to the vesting date the average closing price of one share of the Corporation's common stock for 90 consecutive days equals or exceeds a specified price (the "Market PRSUs"). Additionally, the Corporation has granted PRSUs that vest based on pre-established milestones including Corporation performance. The grant date fair value of the Market PRSUs is recognized as expense over the vesting period under the accelerated attribution method and is not adjusted in future periods for the success or failure to achieve the specified market condition. The Corporation has also determined the requisite service period for the PRSUs with multiple performance conditions to be the longest of the explicit, implicit, or derived service period.

There were no Market PRSUs granted prior to 2021. The grant date fair value of Market PRSUs was determined using a Monte Carlo simulation model that incorporated multiple valuation assumptions, including the probability of achieving the specified market condition and the following assumptions:

Year ended December 31, 2021
Expected volatility (1)	40.70%
Risk-free interest rate (2)	0.50
Dividend yield (3)	—
(1) Expected volatility is based on a blend of peer group company historical data adjusted for the Corporation's leverage.
(2) Risk-free interest rate based on U.S. Treasury yields with a term equal to the remaining Performance Period as of the grant date.
(3) Dividend yield was assumed to be zero as the Corporation does not anticipate paying dividends.
A summary of total PRSU activity for the year ended December 31, 2021, is presented below:

Year ended December 31, 2021	Number of PRSUs	Weighted-average grant date fair value per share
Granted	27,818,524	$9.58
Non-vested at December 31, 2021	27,818,524	$9.58
As of December 31, 2021, there was $173.7 million of unrecognized share-based compensation expense related to PRSUs, which is expected to be recognized over a period of 3.13 years.

2020 Employee Stock Purchase Plan

On October 5, 2020, SCH’s board of directors adopted, and on January 6, 2021, stockholders approved the ESPP. The ESPP provides a means by which eligible employees and/or eligible service providers of either the Corporation or designated related corporations and affiliates may be given an opportunity to purchase shares of Class A common stock at a 15.0% discount from the fair market value of the common stock as determined on specific dates at specified intervals. Subject to adjustments provided in the ESPP that are discussed below, the maximum number of shares of common stock that may be purchased under the ESPP is 2,785,582 shares, and the maximum number of shares that may be purchased on any single purchase date by any one participant is 5,000 shares. As of December 31, 2021, 2,785,582 shares of Class A common stock were available for issuance under the ESPP.

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

The initial offering period for the ESPP was five months, commencing on September 1, 2021, and ending on January 31, 2022. The second offering period will begin on March 14, 2022, and end on November 22, 2022, and the third offering period will begin on November 23, 2022, and end on May 21, 2023.

As of the date of this report, 214,797 shares of the Corporation’s common stock have been purchased or distributed pursuant to the ESPP.

The assumptions that the Corporation used in the Black-Scholes option-pricing model to determine the fair value of the purchase rights under the ESPP for the year ended December 31, 2021, were as follows:

Year ended December 31, 2021
Weighted-average risk-free interest rate	0.06%
Expected term (in years)	0.42
Expected volatility	147.42%
Equity warrants
In November 2016 and December 2017, the Corporation issued warrants to purchase 139,629 shares of the Corporation's common stock at an exercise price of $2.61 per share, and 122,052 shares of the Corporation's common stock at an exercise price of $3.45 per share, respectively, as part of payment to certain providers for services provided to the Corporation. These warrants were automatically exercised in connection with the Business Combination. See Note 3 (Business Combination) for additional information. The total fair value of warrants vested during the years ended December 31, 2021, 2020, and 2019 was $0.0 million, $7.0 million, and $0.9 million, respectively.
A summary of activity relating to the warrants of the service providers during the years ended December 31, 2021 and 2020, respectively, is as follows:

	Number of warrants	Weighted-average exercise price
Outstanding, December 31, 2019	261,681	$3.00
Granted during 2020	—	—
Exercised	—	—
Forfeited	—	—
Outstanding, December 31, 2020	261,681	$3.00

Outstanding, December 31, 2020	261,681	$3.00
Granted during 2021	—	—
Exercised	(261,681)	3.00
Forfeited	—	—
Outstanding, December 31, 2021	—	$—

19. Income Taxes
The provision for income taxes consisted of the following for the years ended December 31, 2021, 2020, and 2019, respectively:

Years ended December 31,	2021	2020	2019
	(in thousands)
Current provision	$—	$(2)	$(2)
Deferred expense	—	2	2
Provision for income taxes	$—	$—	$—
The provision for income taxes was different from the amount computed using the federal statutory rate of 21% for the years ended December 31, 2021, 2020, and 2019, respectively, due to the following:

Years ended December 31,	2021	2020	2019
	(in thousands)
Income tax provision at federal statutory rate (21%)	$(123,429)	$(28,642)	$(76,385)
Interest on convertible securities	—	6,537	3,505
Interest on convertible securities discount	2,867	4,423	3,257
Debt issuance cost related to convertible securities	—	—	76
Derivative liability related to convertible securities	—	(19,688)	29,098
Warrant expense	13,905	16,823	596
Meals and entertainment	26	13	210
Health insurance industry fee	—	2,715	—
Stock based compensation	(5,665)	350	—
Other, net	(365)	(1,116)	—
Valuation allowance	112,661	18,585	39,643
Provision for income taxes	$—	$—	$—
The Corporation issued convertible securities for which the interest expense recorded in 2021 was none, and approximately $31.1 million, and $16.7 million, for 2020, and 2019, respectively, and is not deductible for tax purposes.
Deferred income tax balances reflect the impact of temporary differences between the tax bases of assets or liabilities and their reported amounts in the consolidated financial statements and are stated at enacted tax rates expected to be in effect when the reported amounts are actually recovered or settled.

Principal components of net deferred tax balances at December 31, 2021 and 2020, respectively, were as follows:

Years ended December 31,	2021	2020
	(in thousands)
Deferred income tax assets:
Net operating loss carryforward (NOL)	$207,713	$152,423
Stock based compensation	35,374	2,568
Premium deficiency reserve	23,232	—
Unpaid claim reserve discounting	404	335
Operating lease liability	1,657	2,340
Fixed assets and intangible assets	2,267	1,786
Accruals	2,950	2,984
Other	3,434	2,472
Total deferred income tax assets	277,031	164,908
Less: valuation allowance	(275,865)	(163,204)
Total deferred income tax assets, net of valuation allowance	1,166	1,704

Deferred income tax liabilities:
Operating lease right-of-use assets	(1,127)	(1,655)
Other	(39)	(49)
Total deferred income tax liabilities	(1,166)	(1,704)
Net deferred income tax assets	$—	$—
Operating loss and tax credit carryforwards and protective tax deposits
The Corporation has unused operating loss carryforwards available of approximately $989.1 million and $725.8 million as of December 31, 2021 and 2020, respectively, that may be applied against future taxable income. Losses incurred before 2018 in the amount of approximately $295.1 million begin to expire in 2033. The total net operating losses (NOL) is made up of NOLs generated by the consolidated group and NOLs obtained with the 2014 reorganization. A portion of the pre-consolidated NOLs may be limited by special rules known as Separate Return Limitation Year (SRLY) rules. SRLY NOLs can only be used in years that both the consolidated group and the entity that created the SRLY NOLs have taxable income. Due to these limitations and uncertainty regarding the Corporation’s ability to use the loss carryforwards and other deferred tax assets, a valuation allowance of approximately $275.9 million and $163.2 million was established in 2021 and 2020, respectively.
The Corporation does not have deposits admitted under Section 6603 of the Internal Revenue Code.
Impact of tax planning strategies
The Corporation does not have any tax planning strategies that include the use of reinsurance and there are no deferred tax liabilities not recognized.
The Corporation files income tax returns in the United States. The U.S. Internal Revenue Service (IRS) is not currently conducting any income tax audits. The Corporation’s federal income tax returns filed related to tax years subsequent to 2016 remain subject to examination by the IRS. The Corporation is not aware of any material adjustments that may be proposed as a result of any ongoing or future examinations and does not have material uncertain tax positions reflected in the Consolidated Balance Sheets.
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

20. Net Loss Per Share
Net Loss Per Share
Basic and diluted net loss per share attributable to Class A and Class B common stockholders was calculated as follows:

	Years ended December 31,
	2021	2020	2019
	(in thousands, except per share data)
Net loss	$(587,756)	$(136,392)	$(363,737)
Net loss attributable to Class A and Class B common stockholders	(587,786)	(136,392)	(363,737)
Basic and diluted weighted average number of Class A and Class B common shares and common share equivalents outstanding(1)	412,922,424	88,691,582	87,829,419
Net loss per share attributable to Class A and Class B common stockholders—basic and diluted	$(1.42)	$(1.54)	$(4.14)
(1) Prior period results have been adjusted to reflect the exchange of Legacy Clover's common stock for Clover Class B Common Stock at an exchange ratio of approximately 2.0681 in January 2021 as a result of the Business Combination. See Note 3 (Business Combination) for details.

Because the Corporation had a net loss during the year ended December 31, 2021, a net loss during the year ended December 31, 2020, and a net loss during the year ended December 31, 2019, the Corporation’s potentially dilutive securities, which include stock options, RSUs, PRSUs, preferred stock, and warrants to purchase shares of common stock and preferred stock, have been excluded from the computation of diluted net loss per share, as the effect would be anti-dilutive. Therefore, during these periods, the diluted common shares outstanding equals the average common shares outstanding. The Corporation excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to Class A and Class B common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Years ended December 31,
	2021	2020	2019
Options to purchase common stock (1)	32,879,626	36,557,759	24,344,848
RSUs	21,294,841	—	—
PRSUs	27,818,524	—	—
Convertible preferred stock (as converted to common stock) (1)	—	139,444,346	139,444,346
Warrants to purchase common stock (as converted to common stock) (1)	—	7,502,902	4,884,132
Warrants to purchase convertible preferred stock (as converted to common stock) (1)	—	—	2,618,770
Total anti-dilutive shares excluded from computation of earnings per share	81,992,991	183,505,007	171,292,096
(1) Prior period results have been adjusted to reflect the exchange of Legacy Clover's common stock for Clover Class B Common Stock at an exchange ratio of approximately 2.0681 in January 2021 as a result of the Business Combination. See Note 3 (Business Combination) for details.

21. Commitments and Contingencies
Legal Actions
Various lawsuits against the Corporation may arise in the ordinary course of the Corporation's business. Contingent liabilities arising from ordinary course litigation, income taxes and other matters are not expected to be material in relation to the financial position of the Corporation. At December 31, 2021, and December 31, 2020, respectively, there were no material known contingent liabilities arising outside the normal course of business.
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

In April 2021, the Middle District of Tennessee class actions described above were consolidated under Bond v. Clover Health Investments, Corp., et al., Case No. 3:21-cv-00096 (M.D. Tenn.) as lead case. The court appointed a lead plaintiff, approved a lead counsel and a liaison counsel, and approved the parties' proposed schedule for filing an amended complaint and the defendants' responses. In June 2021, the lead plaintiff and a named plaintiff filed the amended complaint, asserting violations of sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act. The amended complaint names Clover and certain of its officers and directors as defendants and removes certain defendants named in the initial complaints. The amended complaint generally relates to allegations published in the Hindenburg Article and seeks unspecified damages on behalf of all persons and entities other than the defendants who purchased or acquired Clover securities during the proposed class period (which begins on October 6, 2020, and ends on February 3, 2021), as well as certain other costs. The Corporation moved to dismiss the complaint on August 27, 2021; that motion is fully briefed and pending before the court. In light of the consolidation and appointment of lead counsel for the proposed class members, the plaintiffs in the Kaul and Yaniv actions filed notices of voluntary dismissal without prejudice on April 23, 2021, and January 28, 2022, respectively.

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
The fourth action was filed in the United States District of Delaware and is captioned Wiegand v. Garipalli, et al., Case No. 1:21-cv-01053 (D. Del.). The complaint asserts violations of sections 14(a) and 20(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, and waste of corporate assets. The complaint names certain current and former officers and directors as defendants. It seeks, among other things, unspecified damages and an order requiring Clover to take certain actions to improve Clover’s corporate governance and internal procedures. The fifth action was filed in the Supreme Court of the State of New York and is captioned Sankaranarayanan v. Palihapitiya, et al., Index No. 655420/2021 (N.Y. Sup. Ct., N.Y. Cnty.). The complaint asserts breach of fiduciary duty and unjust enrichment. The complaint names certain former officers and directors as defendants. It seeks, among other things, unspecified damages and an order directing Clover to take certain actions to reform and improve its corporate governance and internal procedures.
The sixth action was filed in the Delaware Court of Chancery and is captioned Davies v. Garipalli, et al., No. 2021-1016-SG (Del. Ch.). The complaint asserts breach of fiduciary duty. The complaint names certain current and former officers and directors as defendants. It seeks, among other things, unspecified damages and an order directing Clover to take certain actions to reform and improve its corporate governance and internal procedures. The seventh action was filed in the Supreme Court of the State of New York and is captioned Uvaydov v. Palihapitiya, et al., Index No. 656978/2021 (N.Y Sup. Ct., N.Y. Cnty.). The complaint asserts breach of fiduciary duty, unjust enrichment, and aiding and abetting a breach of fiduciary duty. The complaint names certain current and former officers and directors as defendants. It seeks, among other things, unspecified damages, restitution, and disgorgement of profits obtained by defendants.
On May 10, 2021, the Middle District of Tennessee shareholder derivative actions described above were consolidated under Sun v. Garipalli, et al., Case No. 3:21-cv-00311 (M.D. Tenn.) as lead case. The court designated co-lead counsel and liaison counsel and ordered the parties to submit a proposed schedule for the initial stage of the case. In June 2021, the parties in the Sun and Furman actions submitted joint stipulations and proposed orders to stay both actions. Soon thereafter, the courts in both actions approved the stipulations, thereby staying all proceedings and deadlines in the Sun and Furman actions pending a final decision on the motion to dismiss in the Middle District of Tennessee class actions consolidated under the Bond action, and approving the filing of an amended complaint. On November 30, 2021, the Sun and Luthra plaintiffs filed an amended complaint, asserting violations of section 14(a) of the Exchange Act, breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and contribution under sections 10(b) and 21D of the Exchange Act. The amended complaint generally relates to the allegations published in the Hindenburg Article, and names certain current and former officers and directors as defendants. It seeks, among other things, unspecified damages and an order requiring Clover to take certain actions to enhance Clover's corporate governance policies and procedures.
On September 16, 2021, the two District of Delaware derivative actions were consolidated under In re Clover Health Investments, Corp. Derivative Litigation, Case No. 1:21-cv-00191-LPS (Consolidated). The Furman complaint was deemed the operative complaint. All proceedings and deadlines in that matter are also stayed pending a final decision on the motion to dismiss in the Bond Action. On January 19, 2022, the court in Davies approved the parties’ joint stipulation and proposed order to stay all proceedings and deadlines in the action pending a final decision on the motion to dismiss in the Middle District of Tennessee class actions consolidated under the Bond action.

The parties in the New York derivative actions agreed to stay and consolidate those two actions into one action. On February 2, 2022, the parties filed a stipulation with the court to that effect. Upon the court’s approval, the complaint in the Sankaranarayanan action will be deemed the operative complaint in the New York derivative actions and the parties will submit a proposed scheduling order for defendants’ response to that complaint.
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

Provider Payment Disputes

The Corporation is currently involved in multiple disputes with healthcare providers and facilities involving allegations that the Corporation failed to appropriately reimburse the providers/facilities for services provided to the Corporation’s Medicare Advantage plan members. These disputes include, but are not limited to, a suit filed on December 15, 2021 in the Superior Court of New Jersey that is captioned Columbus Ltach, LLC vs. Wellcare Health Plans, Inc., et. al., Docket No. L-009587-21 (N.J. Super. Ct. Law Div.), in which the plaintiff claims underpayments of over $0.3 million, and seeks related relief.
Guaranty Assessments
Under state guaranty assessment laws, including those related to state cooperative failures in the industry, the Corporation may be assessed, up to prescribed limits, for certain obligations to the policyholders and claimants of insolvent insurance companies that write the same line or lines of business as the Corporation.

22. Direct Contracting

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

Performance Guarantees

Certain of the Corporation’s arrangements with third-party providers require it to guarantee the performance of its care network to CMS, which if not obtained, could potentially result in payment to CMS during the financial reconciliation period. As a result of the DC agreement, the Corporation determined that there was a performance guarantee with the providers of DCE Beneficiaries that should be recognized in the consolidated financial statements. The Direct Contracting performance year obligation and receivable were initially measured as the target amount for Medicare expenditures on covered items and services. The obligation and receivable were subsequently amortized on a straight-line basis for the amount that represented the completed performance. The DCE is entitled to all of the consideration under the arrangement for all aligned beneficiaries and in the performance year in which the DCE is a participant, the final consideration due to the DCE by CMS (shared savings) or the consideration due to CMS by the DCE (shared loss) is reconciled in the subsequent years following the performance year. The shared savings or loss is measured periodically and will be applied to the Direct Contracting performance obligation if the Corporation is in a probable loss position. The Corporation is unable to estimate the maximum potential amount of future payments under the guarantee. This is attributable to the stop-loss arrangement and the corridors (tiered levels) in the arrangement. A certain percentage of these arrangements will still be the responsibility of the Corporation in addition to a number of variables that are not reasonable for the Corporation to estimate such as, but not limited to, risk ratings and benchmark trends that have an inestimable impact on the estimate of future payments.

The tables below include the financial statement impacts of the performance guarantee:

December 31, 2021
(in thousands)
Direct Contracting performance year receivable	$—
Direct Contracting performance year obligation (1)	36,891
(1) This obligation represents the consideration due to providers, net of the shared savings or loss for the period and amortization of the liability.

Year ended December 31, 2021
(in thousands)
Amortization of the Direct Contracting performance year receivable	$(664,224)
Amortization of the Direct Contracting performance year obligation	664,224

Direct Contracting revenue	667,639

23. Operating Segments

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

The operations of the Corporation are organized into the following two segments:

•Medicare Advantage Segment includes operations related to the Corporation’s MA plans, which generally provide access to a wide network of primary care providers, specialists, and hospitals.

•Direct Contracting Segment includes the Corporation’s operations relating to CMS’ DC Model, which provides options aimed at reducing expenditures and preserving or enhancing quality of care for beneficiaries.

•Corporate/Other (Non-Segment) includes other clinical services not included in Medicare Advantage and Direct Contracting and all other corporate overhead. Clinical services is comprised of Clover Home Care and other clinical services that are offered to eligible beneficiaries.
The table below summarizes the Corporation’s results by operating segment:

	Medicare Advantage	Direct Contracting	Corporate/Other	Eliminations	Consolidated Total
Year ended December 31, 2021	(in thousands)
Premiums earned, net (Net of ceded premiums of $489)	$799,414	$—	$—	$—	$799,414
Direct Contracting revenue	—	667,639	—	—	667,639
Other income	216	—	94,090	(89,363)	4,943
Intersegment revenues	—	—	41,932	(41,932)	—
Net medical claims incurred and other medical costs(1)	847,286	705,407	7,637	(9,152)	1,551,178
Gross (loss) profit	$(47,656)	$(37,768)	$128,385	$(122,143)	$(79,182)

Total assets	$416,947	$58,027	$1,116,331	$(640,501)	$950,804
(1)    Net medical claims incurred reported for Medicare Advantage in this footnote differs from corresponding amount reported on the Consolidated Statements of Operations and Comprehensive Loss due to the impacts of eliminations.
A reconciliation of the reportable segments’ gross loss to the net loss included in the Consolidated Statements of Operations and Comprehensive Loss is as follows:

Year ended December 31, 2021
(in thousands)
Gross loss	$(79,182)

Salaries and benefits	260,458
General and administrative expenses	185,287
Premium deficiency reserve	110,628
Depreciation and amortization	1,246
Other expense	191
Change in fair value of warrants payable	(66,146)
Interest expense	3,229
Amortization of notes and securities discounts	13,681
Net loss	$(587,756)
24. Dividend Restrictions
The Corporation's regulated insurance subsidiaries are subject to regulations and standards in their respective jurisdictions. These standards, among other things, require these subsidiaries to maintain specified levels of statutory capital and limit the timing and amount of dividends and other distributions that may be paid to their parent companies. Therefore, the Corporation's regulated insurance subsidiaries' ability to declare and pay dividends is limited by state regulations including obtaining prior approval by the New Jersey Department of Banking and Insurance. As of December 31, 2021 and 2020, neither of the regulated insurance subsidiaries had paid any dividends.

25. Statutory Equity

Applicable insurance department regulations require that the Corporation’s regulated insurance subsidiaries prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the department of insurance of the respective state of domicile. These practices vary in some aspects from U.S. GAAP, with significant differences including that (a) certain assets are not included in statutory surplus, (b) certain statutory reserves are established by a direct charge to surplus, and (c) certain charges are reported as charges to capital and surplus, rather than as a component of net income.

The regulated insurance subsidiaries are subject to certain Risk-Based Capital (RBC) requirements specified by the National Association of Insurance Commissioners (NAIC). Under those requirements, the amount of capital and surplus maintained by the Corporation’s regulated insurance subsidiaries is to be determined based on various risk factors, such as (a) asset quality, (b) asset and liability matching, (c) loss reserve adequacy, and other business factors. Regulatory compliance is determined by a ratio of the Corporation’s regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Generally, a ratio in excess of the regulatory threshold requires no corrective actions by the Corporation or regulators. As of December 31, 2021 and 2020, the regulated insurance subsidiaries’ capital and surplus of $128.9 million and $79.4 million, respectively, exceeded the minimum RBC requirements of approximately $99.7 million and $75.8 million, respectively.

26. Regulatory Matters
The Corporation operates in a highly regulated environment. It is regulated by federal and state of New Jersey regulators. The Corporation’s regulated insurance subsidiaries must be licensed by and are subject to regulation by New Jersey Department of Banking and Insurance, which requires periodic financial reports and enforces minimum capital and/or reserve requirements.
The laws and regulations governing the Corporation’s business and interpretations of those laws and regulations are subject to frequent change. Legislative, administrative, and public policy changes to the Health Care Reform Law continue to be debated, and the Corporation cannot predict if the Health Care Reform Law will be further modified, repealed, or replaced. The broad latitude given to the agencies administering, interpreting and enforcing current and future regulations governing the Corporation’s business could require the Corporation to change how it conducts its business, restrict revenue and enrollment growth, increase health care and administrative costs and capital requirements, or expose the Corporation to increased liability in the courts for coverage determinations, contract interpretation and other actions.
The health care industry is also regularly subject to negative publicity, including as a result of governmental investigations, adverse media coverage and political debate surrounding industry regulation. Negative publicity may adversely affect the Corporation’s financial position, results of operations and cash flows and damage its reputation.

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED BALANCE SHEETS (PARENT COMPANY)
(Dollars in thousands, except share amounts)

Schedule I

	December 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$115,894	$5,432
Short-term investments	234,986	—
Investment securities, available-for sale	79,268	—
Investment securities, held-to-maturity	59	—
Other assets, current	38	102
Total current assets	430,245	5,534
Intercompany interest receivable	4,958	4,958
Intercompany note receivable	40,000	40,000
Investments in consolidated subsidiaries	140,834	77,212
Total assets	$616,037	$127,704
Liabilities, Convertible Preferred Stock, and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable and accrued expenses	$1,199	$13,140
Accrued salaries and benefits	1,640	229
Total current liabilities	2,839	13,369
Intercompany payable	76,211	27,251
Notes payable, net of discount and deferred issuance costs	—	107,674
Derivative liabilities	—	44,810
Warrants payable	—	97,782
Other liabilities	360	—
Total liabilities	79,410	290,886
Convertible Preferred stock (Series Seed A, A-1, B, C, and D), $0.0001 par value; 0 and 155,387,025 shares authorized as of December 31, 2021, and 2020, respectively; 0 and 139,444,346 shares issued and outstanding as of December 31, 2021, and 2020, respectively; aggregate liquidation preference of $0 and $470,256 as of December 31, 2021, and 2020, respectively (1)	—	447,747
Stockholders’ equity (deficit)
Class A Common Stock, $0.0001 par value; 2,500,000,000 and 0 shares authorized as of December 31, 2021, and 2020, respectively; 352,645,626 and 0 issued and outstanding as of December 31, 2021 and 2020, respectively	34	—
Class B Common Stock, $0.0001 par value; 500,000,000 and 351,572,668 shares authorized; 118,206,768 and 89,206,266 issued and outstanding as of December 31, 2021, and 2020, respectively (1)	12	9
Additional paid-in capital	2,153,909	411,843
Accumulated other comprehensive loss	(443)	—
Accumulated deficit	(1,616,738)	(1,022,781)
Less: Treasury stock, at cost; 14,730 and 0 shares held as of December 31, 2021, and 2020, respectively	(147)	—
Total stockholders’ equity (deficit)	536,627	(610,929)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$616,037	$127,704
(1) Prior period results have been adjusted to reflect the exchange of Legacy Clover's common stock for Clover Class B Common Stock at an exchange ratio of approximately 2.0681 in January 2021 as a result of the Business Combination. See Note 3 (Business Combination) for additional information.

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED STATEMENTS OF OPERATIONS (PARENT COMPANY)
(Dollars in thousands, except share amounts)

	Years ended December 31,
	2021	2020	2019
Revenues:
Other income	$3,938	$3,685	$3,442
Total revenues	3,938	3,685	3,442

Operating expenses:
General and administrative expenses	187	4,831	79
Other expense	—	—	363
Total operating expenses	187	4,831	442
Income (loss) from operations	3,751	(1,146)	3,000

Change in fair value of warrants payable	(66,146)	80,328	2,909
Interest expense	1,593	35,556	23,155
Amortization of notes and securities discount	13,681	21,118	15,913
(Gain) loss on derivative	—	(93,751)	138,561
Equity in net losses of consolidated subsidiaries	648,580	91,995	186,199
Net loss	$(593,957)	$(136,392)	$(363,737)

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY)
(Dollars in thousands, except share amounts)

	Years ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(593,957)	$(136,392)	$(363,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of notes and securities discount and debt issuance costs	13,681	21,118	15,913
Intercompany stock-based compensation expense	163,470	7,078	3,301
Paid in kind interest	—	28,334	11,633
Change in fair value of warrants and amortization of warrants	(66,146)	80,328	2,909
Change in derivative liabilities	—	(93,751)	138,561
Accretion, net of amortization	(163)	—	—
Net realized losses on investment securities	(53)	—	—
Changes in operating assets and liabilities:
Other assets	165	214	9
Accounts payable and accrued expenses	(4,092)	7,669	5,728
Intercompany accrued salaries and benefits	1,411	229	(169)
Intercompany interest receivable	—	(1,208)	(1,200)
Intercompany payable	48,960	23,158	(23,921)
Net cash used in operating activities	(436,724)	(63,223)	(210,973)
Cash flows from investing activities:
Purchases of short-term investments and available-for-sale securities	(689,582)	—	—
Proceeds from sales of short-term investments and available-for-sale securities	89,997	—	—
Proceeds from maturities of short-term investments available-for-sale securities	285,000	—	—
Investments in consolidated subsidiaries	(63,622)	82,047	(154,469)
Net cash provided (used in) by investing activities	(378,207)	82,047	(154,469)
Cash flows from financing activities:
Proceeds from issuance of convertible securities	—	—	343,410
Deferred financing costs	—	—	(363)
Payment of notes payable principal	(30,925)	(18,752)	(9,670)
Issuance of common stock, net of early exercise liability	6,144	1,748	601
Buyback and subsequent cancellation of common stock	—	(957)	—
Proceeds from reverse recapitalization, net of transaction costs	666,241	—	—
Proceeds received for the exercise of Public and Private Warrants	390	—	—
Issuance of common stock, net of stock issuance costs	283,775	—	—
Payment for the redemptions of Public Warrants	(85)	—	—
Purchase of treasury stock	(147)	—	—
Net cash provided by (used in) financing activities	925,393	(17,961)	333,978
Net increase (decrease) in cash and cash equivalents	110,462	863	(31,464)
Cash and cash equivalents, beginning of year	5,432	4,569	36,033
Cash and cash equivalents, end of year	$115,894	$5,432	$4,569
Supplemental cash flow disclosures
Cash paid during the period for interest	1,677
Cash paid during the year for health insurance industry fee	—	8,022	—
Supplemental disclosure of non-cash investing and financing activities
Fair value of warrants issued in connection with notes payable	—	—	17,672
Settlement of bridge loan in connection with convertible notes	—	—	30,416
Conversion of preferred stock to common stock	447,747	—	—
Issuance of common stock related to convertible debt	16,059	—	—
Capital contribution for extinguishment of debt	126,795	—	—
Issuance of common stock related to warrants exercised	97,782	—	—
Acquisition of public and private warrants	147,582	—	—
Issuance of common stock related to the exercise of Public and Private Warrants	81,283	—	—

CLOVER HEALTH INVESTMENTS, CORP.
Notes to Condensed Financial Statements (Parent Company)

1. Organization and Operations

Clover Health Investments, Corp. (the “Corporation”) is a holding company incorporated on July 17, 2014, in the state of Delaware.

2. Summary of Significant Accounting Policies

The accompanying Condensed Financial Statements have been prepared using the equity method. Under the equity method, the investment in consolidated subsidiaries is stated at cost plus equity in undistributed earnings of consolidated subsidiaries since the date of acquisition. These Condensed Financial Statements should be read in conjunction with the Corporation’s consolidated financial statements.

Use of estimates

The preparation of the Condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Those estimates are inherently subject to change, and actual results may ultimately differ from those estimates.

Reclassifications

Certain amounts in the prior years’ Condensed Statements of Cash Flows have been reclassified to conform to the current year’s presentation, primarily related to the amortization of notes and securities discounts and debt issuance costs, change in fair value of warrants payable and amortization of warrants. These reclassifications had no effect on the previously reported Condensed Financial Statements

3. Insurance Subsidiaries

Investments in consolidated subsidiaries include regulated insurance subsidiaries and unregulated subsidiaries. The Corporation holds $485.9 million and $50.0 million of cash, cash equivalents, short-term investments and investment securities at the parent and unregulated subsidiaries as of December 31, 2021 and 2020, respectively. The Corporation holds $305.3 million and $101.1 million of cash, cash equivalents, short-term investments and investment securities in regulated insurance subsidiaries as of December 31, 2021 and 2020, respectively.

4. Surplus Note

Effective December 22, 2016, the Corporation contributed $40.0 million to Clover Insurance Company, a wholly-owned subsidiary, in exchange for a surplus note. The outstanding balance, including accrued interest, was due and payable on December 31, 2020, but remains unpaid with the payment terms under review for extension until December 31, 2024, by the Commissioner of Banking and Insurance of the State of New Jersey. No payment of principal or interest on the surplus note shall be made without the prior written approval of the Commissioner of Banking and Insurance of the State of New Jersey.

Schedule II
CLOVER HEALTH INVESTMENTS, CORP.
VALUATION AND QUALIFYING ACCOUNTS

		Additions
(in thousands)	Balance at beginning of period	Charged to costs and expenses	Charge to other accounts	(Deductions)	Balance at end of period
Year ended December 31, 2020
Valuation allowance for deferred tax assets	$144,619	$18,585	$—	$—	$163,204
Year ended December 31, 2021
Valuation allowance for deferred tax assets	163,204	112,661	—	—	275,865
The accompanying notes are an integral part of these Condensed financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our "Certifying Officers"), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting, as described below.
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
Internal Control over Financial Reporting
Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Corporation’s principal executive and principal financial officers and effected by the Corporation’s Board, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP) and includes those policies and procedures that:
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the Corporation;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of management and directors of the Corporation; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Corporation’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. With the exception of the material weakness noted below, no change occurred during the fourth quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting. Management’s report on internal control over financial reporting is set forth below and should be read with these limitations in mind.

Management’s Report on Internal Control over Financial Reporting
The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Corporation. Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2021, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this assessment, management identified a deficiency in internal control over financial reporting that resulted in a material weakness as discussed below. Notwithstanding the identified material weakness, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations, and cash flows at and for the periods presented in accordance with GAAP.

The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by Ernst & Young LLP, an independent registered public accounting firm (PCAOB ID: 42), as stated in their report which appears below.
Background and Remediation of Material Weakness - Technical Accounting Related to Stock-Based Compensation Expense

A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Corporation’s annual or interim financial statements will not be prevented or detected on a timely basis. The Corporation’s management, with the oversight of the Audit Committee of our Board of Directors, concluded that the deficiency described below rises to the level of a material weakness, as it had the potential to allow for a material dollar amount of misstatement to our financial statements being made without being detected.

As a result of management’s review, in connection with the preparation of the Corporation’s audited financial statements for the year ended December 31, 2021, of certain performance restricted stock unit awards (PRSUs) issued by the Corporation in connection with its January 2021 business combination with Social Capital Hedosophia Holdings Corp. III, the expense associated with the PRSUs was determined to have been recognized over a shorter vesting period than required under Accounting Standards Codification 718, during the first three quarters of 2021. As a result, the Corporation overstated the stock-based compensation expense, total operating expenses, loss from operations, net loss, comprehensive loss, additional paid-in capital, and accumulated deficit by approximately $13.2 million in the aggregate for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021. Our controls, specifically the review of assumptions related to determining the expense associated with stock-based compensation awards, did not operate as designed, resulting in an adjustment in fourth quarter 2021 to decrease operating expenses within the consolidated statements of operations and additional paid-in capital within the Corporation’s consolidated balance sheet. Management has concluded that these adjustments were immaterial both individually and in the aggregate with respect to each interim period during the year ended December 31, 2021. As a result of this deficiency, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria described above.

In response to the material weakness, we intend to continue to take steps to remediate the material weakness through enhancements that include, but are not limited to, hiring additional resources and further enhancing our business processes and related internal controls. Additionally, the staff responsible for preparing and reviewing stock-based compensation expense will complete additional training in the accounting of these types of complex stock awards as prescribed by current accounting standards.

We are committed to maintaining a strong internal control environment. With the implementation and operating effectiveness of these corrective actions, we anticipate that the material weakness identified above could be deemed remediated as early as the quarter ending March 31, 2022.

.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Clover Health Investments, Corp.

Opinion on Internal Control Over Financial Reporting
We have audited Clover Health Investments, Corp.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Clover Health Investments, Corp. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls; specifically, the review of assumptions used in determining the expense associated with stock-based compensation awards did not operate as designed.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedules listed in the Index at Item 15(a). This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and this report does not affect our report dated February 28, 2022, which expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
New York, New York

February 28, 2022

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The following table provides information regarding our executive officers and directors as of February 22, 2022:

Name	Age	Position(s)
Executive Officers
Vivek Garipalli	43	Chief Executive Officer and Chairman
Andrew Toy	43	President, Chief Technology Officer and Director
Mark C. Herbers	67	Interim Chief Financial Officer
Jamie L. Reynoso	52	Chief Operating Officer
Prabhdeep Singh	37	Chief Growth Officer
Non-Employee Directors
Chelsea Clinton(1)(2)	41	Director
Demetrios L. Kouzoukas(3)	46	Director
William G. Robinson, Jr.(1)(3)	57	Director
Lee A. Shapiro(2)(3)	65	Director
Nathaniel S. Turner	36	Director
(1) Member of the Talent and Compensation Committee.
(2) Member of the Nominating and Corporate Governance Committee.
(3) Member of the Audit Committee.

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
Andrew Toy. Andrew Toy has served as our President, our Chief Technology Officer and as a member of our Board of Directors since the Closing and previously held the same positions with Clover since March 2019, February 2018 and November 2018, respectively. Prior to joining Clover, from May 2014 to February 2018, Mr. Toy served as a Product Director at Google LLC, a multinational technology company, where we coordinated enterprise activities for the Android team and ran Machine Learning, Enterprise Search, and analytics for the G-Suite team. Before that, he was the CEO and co-founder of Divide, a company focused on creating a split between work and personal data on mobile devices, which was acquired by Google in 2014. Mr. Toy holds a B.S. and an M.S. in computer science from Stanford University.

We believe that Mr. Toy is qualified to serve as a member of our Board of Directors due to the perspective and experience he brings as Clover’s President and Chief Technology Officer and due to his extensive experience overseeing technology and analytics and serving in leadership positions at other companies.
Mark C. Herbers. Mark C. Herbers has served as our Interim Chief Financial Officer since August 2021. Since 2014, Mr. Herbers has served as a Director of AlixPartners, LLP, a global consulting firm. He also served as Interim CFO of American Renal Associates, a provider of outpatient dialysis services, from 2019 to 2021, as CEO/CRO of El Paso Children’s Hospital, a hospital, from 2015 to 2016, as Chief Financial Officer of St. Clare’s Health System, a hospital system, from 2012 to 2014, and as Managing Director at FTI Consulting, a consulting firm, from 2005 to 2014. Mr. Herbers holds a B.S. from Georgetown University and an MBA from Washington University in St. Louis, and he is a certified public accountant.
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
Prabhdeep Singh. Prabhdeep Singh has served as our Chief Growth Officer since July 2021. Prior to joining Clover, Mr. Singh held the following positions at WeWork, a commercial real estate company: Global Head of Marketplace from February 2020 to July 2021, and Global Head of WeWork Labs from October 2018 to February 2020. Mr. Singh also held several positions at Uber Eats, an online food ordering and delivery company, including Head of Enterprise from January 2018 to October 2018 and as a General Manager from December 2016 to December 2017. From January 2013 to December 2016, Mr. Singh was a General Manager and Head of GLG Labs at the Gerson Lehrman Group, an international consulting firm. Mr. Singh holds a B.A. in Political Science and Philosophy from Boston College.
Non-Employee Directors
Chelsea Clinton. Chelsea Clinton has served as a member of our Board of Directors since the Closing and previously held the same position with Clover since February 2017. Since March 2013, Ms. Clinton has served as Vice Chair of the Clinton Foundation, where her work emphasizes improving global and domestic health, creating service opportunities and empowering the next generation of leaders. Ms. Clinton has also served as an Adjunct Assistant Professor at Columbia University’s Mailman School of Public Health since 2012. Ms. Clinton has served as a member of the board of directors of the Clinton Health Access Initiative since September 2011. Ms. Clinton has served as a member of the boards of directors of IAC Holdings, Inc., a media and internet company, since September 2011, Expedia Group, Inc. (formerly Expedia, Inc.), an online travel shopping company, since March 2017 and Nurx Inc., a telemedicine start-up company, since June 2018. In addition to her for-profit affiliations, Ms. Clinton currently serves on the boards of directors of The School of American Ballet, The Africa Center, the Weill Cornell Medical College and Columbia University’s Mailman School of Public Health, and as Co-Chair of the Advisory Board of the Of Many Institute at New York University. Ms. Clinton holds a B.A. in history from Stanford University, an MPhil and a DPhil in international relations from Oxford University and an M.P.H. from Columbia University’s Mailman School of Public Health.
We believe that Ms. Clinton is qualified to serve as a member of our Board of Directors because of her extensive health background, her experience as a director of public companies and non-profit organizations and her knowledge of our industry.
Demetrios L. Kouzoukas. Demetrios L. Kouzoukas has served as a member of Clover’s Board of Directors since April 13, 2021. From February 2017 until January 2021, Mr. Kouzoukas served as the Director of the Center for Medicare and the Principal Deputy Administrator of the Centers for Medicare & Medicaid Services (CMS). Prior to joining CMS, from 2012 to 2016, Mr. Kouzoukas served as General Counsel of the Medicare and Retirement Division of UnitedHealthcare, a health insurance company. Prior to UnitedHealthcare, from 2003 to 2009, Mr. Kouzoukas was Principal Associate Deputy Secretary of the U.S. Department of Health and Human Services (HHS), with responsibility for regulatory policy across HHS, and Deputy General Counsel. In 2014, Mr. Kouzoukas was appointed a Public Member of the Administrative Conference of the United States. Mr. Kouzoukas holds a B.A. in Political Science and Public Policy from The George Washington University and a J.D. from the University of Illinois College of Law.
We believe that Mr. Kouzoukas is qualified to serve as a member of our Board of Directors because of his in depth regulatory healthcare background, his experience as general counsel of a division of a health insurance company and his knowledge of our industry.
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
Lee A. Shapiro. Lee A. Shapiro has served as a member of our Board of Directors since the Closing. Mr. Shapiro co-founded and has served as the Managing Partner at 7Wire Ventures, an early-stage healthcare venture fund, since June 2013. Mr. Shapiro previously served as Chief Financial Officer of Livongo Health, Inc., a mobile health monitoring technology company, from December 2018 to November 2020, and as a member of the board of directors from August 2013 until April 2019. Mr. Shapiro joined Allscripts Healthcare Solutions, Inc., a provider of electronic prescribing, practice management and electronic health record technology, in April 2000 and served as President from April 2002 to December 2012. He previously served as a director of Tivity Health, Inc., a provider of fitness and health improvement programs, from May 2015 to May 2020 and a director of Medidata Solutions, Inc., a global provider of cloud-based solutions for life sciences, from June 2011 to October 2019. He has served as a director of Click Therapeutics, Inc., a biotechnology company, since April 2021, and also serves as a director of some of the 7Wire Ventures portfolio companies. He serves on the National Board of the American Heart Association and the advisory board of the University of Chicago George Schulz Innovation Fund. Mr. Shapiro holds a B.S. in accountancy from the University of Illinois Urbana-Champaign and a J.D. from The University of Chicago Law School.
We believe that Mr. Shapiro is qualified to serve as a member of our Board of Directors because of his extensive finance background, including service as a Chief Financial Officer of a public company, his experience as a director of a public company, and his knowledge of our industry.
Nathaniel S. Turner. Nathaniel S. Turner has served as a member of our Board of Directors since the Closing and previously held the same position with Clover since April 2015. Mr. Turner co-founded and served as the Chief Executive Officer of Flatiron Health, Inc., a cancer research and data collection software company, from June 2012 to April 2021 and since that time has served as Chairman of the Board of that entity. Since July 2021, Mr. Turner has served as a director of Sema4 Holdings Corp., a health intelligence company. From June 2010 to June 2012, Mr. Turner served as a Product Manager at Google Inc. Mr. Turner holds a B.S. in economics from the Wharton School of the University of Pennsylvania.
We believe that Mr. Turner is qualified to serve as a member of our Board of Directors because of his extensive experience as an investor in many technology, high-growth, healthcare companies, his experience as an executive at a healthcare company, and his knowledge of our industry.
Family Relationships
There are no family relationships among any of our directors or executive officers.
Delinquent Section 16 Reports
Section 16(a) of the Exchange Act requires our directors, executive officers and any persons who own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Based solely on our review of the copies of such forms filed with the SEC and written representations from the directors and executive officers, we believe that all Section 16(a) filing requirements were timely met in the year ended December 31, 2021, except for one Form 4 reporting a grant of restricted stock units to Lee A. Shapiro, which was filed one day late due to an administrative error.
Code of Business Conduct and Ethics
Our Board of Directors has adopted a code of ethics that applies to all of our executive officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The code of ethics is available on our website, www.investors.cloverhealth.com. In addition, we intend to make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our website rather than by filing a Current Report on Form 8-K.
Nominating and Corporate Governance Committee
Our Nominating and Corporate Governance Committee consists of Chelsea Clinton and Lee A. Shapiro, with Mr. Shapiro serving as chair of the committee. The composition of our nominating and governance committee meets the requirements for independence under the current Nasdaq listing standards and SEC rules and regulations. Our Nominating and Corporate Governance Committee is responsible for, among other things:
•identifying, evaluating and recommending nominees to our Board of Directors and its committees;
•conducting searches for appropriate directors;
•evaluating the performance of our Board of Directors and of individual directors;
•considering and making recommendations to our Board of Directors regarding the composition of the board and its committees;
•reviewing developments in our corporate governance practices;
•evaluating the adequacy of our corporate governance practices and reporting; and
•making recommendations to our Board of Directors concerning corporate governance matters.
Our Nominating and Corporate Governance Committee has a written charter approved by our Board of Directors. A copy of the charter is available on the Investor Relations section of our website, which is located at https://investors.cloverhealth.com, by clicking on “Governance Overview” in the “Governance” section of our website.
Nomination to the Board of Directors
Candidates for nomination to our Board of Directors are selected by our Board of Directors based on the recommendation of our Nominating and Corporate Governance Committee in accordance with its charter, our restated certificate of incorporation and restated bylaws, our Corporate Governance Guidelines and the criteria approved by our Board of Directors regarding director candidate qualifications. In recommending candidates for nomination, our Nominating and Corporate Governance Committee considers candidates recommended by directors, officers, employees, stockholders and others, using the same criteria to evaluate all candidates. Among the criteria the Nominating and Corporate Governance Committee and the Board of Directors may consider are experience and diversity; and with respect to diversity, the Board may consider, among others, demographic factors, differences in professional background, experience at policy-making levels in business, finance, healthcare, law, technology, and other areas, education, skill, and other individual qualities and attributes. The Committee and the Board endorse the value of seeking qualified directors from backgrounds otherwise relevant to the Corporation’s mission, strategy and business operations and perceived needs of the Board at a given time.
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
Audit Committee
Our Audit Committee consists of Lee A. Shapiro, William G. Robinson, Jr., and Demetrios L. Kouzoukas, with Mr. Shapiro serving as the chair of the committee. The composition of our Audit Committee meets the requirements for independence under the current Nasdaq listing standards and SEC rules and regulations. Each member of our Audit Committee is financially literate. In addition, our Board of Directors has determined that Mr. Shapiro is an Audit Committee financial expert within the meaning of Item 407(d) of Regulation S-K of the Securities Act. Our Audit Committee is responsible for, among other things:
•selecting a firm to serve as the independent registered public accounting firm to audit our financial statements;
•helping to ensure the independence of the independent registered public accounting firm;
•discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;

•developing procedures for employees to anonymously submit concerns about questionable accounting or audit matters; and
•considering the adequacy of our internal accounting controls and audit procedures.
Our Audit Committee has a written charter approved by our Board of Directors. A copy of the charter is available on the Investor Relations section of our website, which is located at https://investors.cloverhealth.com, by clicking on “Governance Overview” in the “Governance” section of our website.

Item 11. Executive Compensation
Director Compensation

Prior to the Closing, we had neither a formal compensation policy for our non-employee directors nor a formal policy of reimbursing expenses incurred by non-employee directors in connection with their board service. However, we reimbursed our non-employee directors for reasonable expenses incurred in connection with their attendance at Board of Directors or committee meetings and occasionally granted stock options.

Non-Employee Director Compensation Policy

In connection with the Business Combination, we adopted a new non-employee director compensation policy that became effective as of the Closing. Our non-employee director compensation policy is designed to align the interests of the non-employee directors with the interests of stockholders through equity awards and to attract and retain high quality non-employee directors by providing competitive compensation. Our policy is also designed to provide the appropriate amount of compensation based on the roles served, with additional cash retainers for service on committees and higher retainers for service as the lead independent director of our Board of Directors and as chairperson of our committees. Our policy also provides that we will reimburse our non-employee directors for reasonable expenses incurred in connection with their attendance at Board of Directors or committee meetings. During the year ended December 31, 2021, the non-employee directors eligible for compensation under the Non-Employee Director Compensation Policy were Chelsea Clinton, Demetrios L. Kouzoukas, William G. Robinson, Jr., Lee A. Shapiro, and Nathaniel S. Turner. Neither Mr. Garipalli nor Mr. Toy received any additional compensation for service as a director for 2021.

The policy provides for the following annual cash retainers, which are payable quarterly in arrears and pro-rated for partial quarters of service:
Annual Board Member Service Retainer
•All Outside Directors: $50,000
•Outside Director serving as Chairperson: $50,000 (in addition to above)
•Outside Director serving as Lead Independent Director: $30,000 (in addition to above)
Annual Committee Member Service Retainer
•Member of the Audit Committee: $10,000
•Member of the Talent and Compensation Committee: $7,500
•Member of the Nominating and Corporate Governance Committee: $5,000
Annual Committee Chair Service Retainer (in lieu of the Annual Committee Member Service Retainer)
•Chairperson of the Audit Committee: $25,000
•Chairperson of the Talent and Compensation Committee: $20,000
•Chairperson of the Nominating and Corporate Governance Committee: $15,000
The policy also provides for equity awards of restricted stock units (RSUs) to be granted to the non-employee directors. Beginning with our 2022 annual meeting of stockholders (2022 Annual Meeting), these grants will be made to non-employee directors upon their initial election or appointment to our Board of Directors and annually during their continued service thereafter. During 2021 and until our 2022 Annual Meeting, transitional initial and annual RSU grants have been or will be made to our non-employee directors as follows:

Equity Grants Prior to 2022 Annual Meeting
Prior to the 2022 Annual Meeting, non-employee directors will receive transitional RSU grants upon the following terms, which will vest, subject to continuous service through the applicable vesting dates:
•Non-employee directors who are initially elected or appointed on or after January 7, 2021, but before April 1, 2021, will be granted RSUs valued at $400,000, which will vest as to 50% of the RSUs on the first anniversary of the Closing and as to the remaining RSUs on the date of the 2022 Annual Meeting.
•Non-employee directors who are initially elected or appointed on or after April 1, 2021, but before the 2022 Annual Meeting, will be granted RSUs valued at $200,000, which will vest in full on the date of the 2022 Annual Meeting.
•Non-employee directors who served as members of the Board of Directors of Legacy Clover prior to the Business Combination and continue to serve as members of our Board of Directors after the Closing Date will be granted RSUs valued at $400,000 multiplied by the anticipated number of whole months from the Closing Date until the 2022 Annual Meeting divided by 24, which will vest in full on the date of the 2022 Annual Meeting.
•We granted 54,200 transitional RSUs to each of Mr. Robinson and Mr. Shapiro, effective April 1, 2021, 38,392 transitional RSUs to each of Mr. Turner and Ms. Clinton effective April 1, 2021, and 25,608 transitional RSUs to Mr. Kouzoukas effective April 13, 2021.
Equity Grants Beginning at 2022 Annual Meeting

Beginning at the 2022 Annual Meeting, non-employee directors will receive RSU grants upon the following terms, which will vest, subject to continuous service through the applicable vesting dates:
•Non-employee directors who are initially elected or appointed on or after the 2022 Annual Meeting will be granted RSUs valued at $200,000, which will vest in full on the one-year anniversary of the director’s election or appointment.
•In addition, at the close of business on each annual meeting of the shareholders beginning with the 2022 Annual Meeting, each non-employee director who has served at least three full months prior to such annual meeting will be granted RSUs valued at $200,000, which will vest in full on the earlier to occur of the next annual meeting of the shareholders or the one-year anniversary of the date of grant.
Other Equity Grant Terms
If a non-employee director remains in service on our Board of Directors until immediately prior to the closing of a “change in control” (as defined in our 2020 Equity Incentive Plan), the unvested portion of any RSU award granted to such director under the policy will vest in full immediately prior to and contingent upon the consummation of such change in control. In addition, the number of RSUs granted based on the values specified in our policy is determined by dividing the specified value by the closing price of our Class A common stock on the date of grant (or on the closest prior trading date), rounded down to the nearest whole number.
Director Compensation Table for Fiscal Year 2021

The following table contains information concerning the compensation of our non-employee directors for the year ended December 31, 2021:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)		All Other Compensation ($)	Total ($)
Chelsea Clinton	65,625	283,333	(3)	—	348,958
Demetrios L. Kouzoukas	58,250	199,998	(4)	—	258,248
William G. Robinson, Jr.	60,999	399,996	(5)	—	460,995
Lee A. Shapiro	90,000	399,996	(5)	—	489,996
Nathaniel S. Turner	55,007	283,333	(3)	—	338,340
(1)    Amounts shown in this column reflect the aggregate grant date fair value calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (FASB ASC Topic 718) for the transitional RSUs granted during 2021. These amounts reflect our accounting expense for these RSUs and do not represent the actual economic value that may be realized by the non-employee director. The grant date fair value of the RSUs is measured based on the closing price of our Class A common stock on the date of grant. See Note 18 (Employee Benefit Plans) to our audited financial statements in this report for further information about the assumptions underlying the calculations made with respect to RSU grants.
(2) Our non-employee directors who served in 2021 held the following number of unexercised stock options and unvested RSUs as of December 31, 2021:

Name	Options Outstanding	Unvested Restricted Stock Units Outstanding
Chelsea Clinton	685,690	38,392
Demetrios L. Kouzoukas	N/A	25,608
William G. Robinson, Jr.	N/A	54,200
Lee A. Shapiro	N/A	54,200
Nathaniel S. Turner	N/A	38,392
(3) Represents the aggregate grant date fair value of 38,392 RSUs granted on April 1, 2021, which vest in full on the date of our 2022 annual meeting of our stockholders (2022 Annual Meeting).
(4) Represents the aggregate grant date fair value of 25,608 RSUs granted on April 13, 2021, which vest in full on the date of our 2022 Annual Meeting.
(5) Represents the aggregate grant date fair value of 54,200 RSUs granted on April 1, 2021, 50% of which vested on January 7, 2022, and 50% of which will vest on the date of our 2022 Annual Meeting.
The information contained in the following report of the Talent and Compensation Committee is not considered to be “soliciting material,” “filed,” or incorporated by reference in any past or future filing by the Corporation under the Securities Exchange Act of 1934 or the Securities Act of 1933 unless and only to the extent that the Corporation specifically incorporates it by reference.
Compensation Committee Report

The Talent and Compensation Committee has reviewed and discussed the following Compensation Discussion and Analysis with management. Based upon this review and discussion, the Talent and Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Submitted by the Compensation Committee of the Board of Directors:

Chelsea Clinton
William G. Robinson, Jr.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis, or CD&A, explains our executive compensation philosophy and objectives. It also describes our fiscal year 2021 executive compensation program and the compensation paid in 2021 to our our named executive officers (NEOs), who were:
•Vivek Garipalli, our Chief Executive Officer (CEO)
•Mark C. Herbers, our Interim Chief Financial Officer
•Andrew Toy, our President and Chief Technology Officer
•Jamie L. Reynoso, our Chief Operating Officer
•Prabhdeep Singh, our Chief Growth Officer
•Joseph Wagner, our former Chief Financial Officer

In July 2021, Prabhdeep Singh joined the company as our Chief Growth Officer. In August 2021, Joseph Wagner stepped down from his role as Chief Financial Officer of the Corporation, and Mark C. Herbers joined the Corporation as Interim Chief Financial Officer. Mr. Herbers provides services to us under an agreement with AP Services, LLC, an affiliate of Mr. Herbers’ employer, AlixPartners, LLP. Mr. Herbers is expected to serve in the role of Interim Chief Financial Officer while the Company conducts a search for a permanent Chief Financial Officer and until it appoints his replacement.

This CD&A provides an overview of our executive compensation philosophy, the overall objectives of our executive compensation program, how each element of our executive compensation program is designed to satisfy those objectives, the policies underlying our 2021 executive compensation program, and the compensation awarded to our named executive officers for 2021. The following discussion and analysis of compensation arrangements of our named executive officers should be read together with the compensation tables and related disclosures.

2021 Executive Compensation Overview

Philosophy and Objectives

The cornerstone of our compensation philosophy is pay for performance. We tie a significant portion of our compensation for our named executive officers (NEOs) to the achievement of both near-term and long-term Corporation operating and financial goals. We consider all equity awards to be “at-risk” compensation because their value depends on Corporation performance. Under this rubric, all of the compensation awarded in fiscal 2021 to Vivek Garipalli, our CEO, was performance-based or at risk, and a substantial majority of the target compensation awarded in fiscal 2021 to our other NEOs, as a group, was performance-based or at risk. Pay-for-performance compensation motivates our NEOs to achieve our strategic plan targets.

By linking compensation to the achievement of the Corporation’s performance goals and refraining from special benefits, “golden parachute” excise tax gross-ups, or accelerated equity vesting (except in limited circumstances), we create long-term stockholder value and aligns the interests of our NEOs with those of our stockholders.

We also seek to attract, motivate, and retain highly-qualified, top-performing executives who are committed to the Corporation’s mission, performance, and culture, by paying them competitively compared to our peer companies.

What We Do
•Reward performance that meets our predetermined goals
•Base a significant portion of our CEO’s and NEOs’ compensation on performance
•Align the interests of our NEOs with our stockholders by having a significant portion of compensation be equity awards
•Cap payouts under our plans to discourage inappropriate risk taking by our NEOs
•Have double-trigger change in control provisions for equity awards
•Have only independent directors on our Talent and Compensation Committee
•Our Talent and Compensation Committee retains an independent compensation consultant
What We Do Not Do
•Permit short-sales, hedging or pledging of our stock
•Enter into employment agreements that provide for fixed terms or automatic compensation increases
•Pay excessive change in control benefits
•Provide executives with golden parachute tax gross-ups or excessive perquisites
•Permit repricing or cashing out underwater stock options without stockholder approval
•Maintain executive pension plans or retirement programs not generally available to all employees
•Take excessive risks due to our compensation program’s annual risk assessment

Executive Compensation Decisions Related to Executive Team Changes

Employment Agreement with Prabhdeep Singh

In June 2021, we entered into an employment agreement with Mr. Singh, our Chief Growth Officer, under which Mr. Singh will receive an annual base salary of $400,000 and an initial target cash bonus opportunity of fifty percent (50%) of his base salary, which was prorated for his first year of employment. Pursuant to his employment agreement, we also granted Mr. Singh certain equity awards as described in “—Equity Awards for Other Executive Officers” below.

Mr. Singh’s employment agreement also provides for certain severance benefits, which we discuss in “Potential Payments upon Termination or Change in Control” below.

Joseph Wagner Separation Agreement

In connection with his departure from employment on August 13, 2021, the Corporation entered into a separation agreement with Mr. Wagner, pursuant to which in exchange for a general release of claims against the Corporation, Mr. Wagner (i) received one month of COBRA premiums, (ii) received an extension of the post-termination exercise period in which he can exercise his then-vested and unexercised non-qualified stock options until August 13, 2022, and (iii) retained his Corporation-issued laptop. Pursuant to the separation agreement, Mr. Wagner will also receive $10,000 per month for a period of up to one year in exchange for consulting services provided to the Corporation.

This agreement is discussed in more detail in “Severance and Change in Control Benefits” below.

Agreement with AP Services, LLC

Upon the departure of Mr. Wagner on August 13, 2021, Mr. Herbers was appointed to serve as our Interim Chief Financial Officer. Mr. Herbers is expected to serve in this role while we conducts our search for a permanent Chief Financial Officer and appoint his replacement. In connection with Mr. Herbers’ appointment, we entered into an Agreement for the Provision of Interim Management Services (Interim Service Agreement) with AP Services, LLC (APS), an affiliate of AlixPartners, LLP, where Mr. Herbers has been employed as a Director since 2014. Pursuant to the terms of the Interim Services Agreement, Mr. Herbers will continue to be employed by APS during the term of his service to us, and we will pay $175,000 per month in professional fees and $3,500 per month in administrative fees for his services as interim Chief Financial Officer. The Interim Services Agreement may be terminated by either party at any time by written notice to the other party, subject to the payment of fees and expenses incurred by APS through the date of the termination.

Employment Agreement with Jamie L. Reynoso

Effective as of December 31, 2021, we entered into an employment agreement with Ms. Reynoso, our Chief Operating Officer, which provides for an annual base salary of $425,000 and an initial target cash bonus opportunity of sixty (60%) of her base salary. Pursuant to her employment agreement, Ms. Reynoso is also entitled to receive certain equity awards as described in “—Equity Awards for Other Executive Officers” below. The December 31, 2021, employment agreement replaced an offer letter agreed to between Ms. Reynoso and the Corporation when Ms. Reynoso joined the Corporation as Chief Operating Officer in July 2020.

Ms. Reynoso’s employment agreement also provides for certain severance benefits, which we discuss in “Potential Payments upon Termination or Change in Control” below.

Elements of Compensation

The three core components of our NEO direct compensation program are base salary, annual incentive bonuses, and equity awards. The Talent and Compensation Committee considers each compensation component individually and all components in the aggregate when making decisions regarding amounts awarded under each component. The Talent and Compensation Committee’s intent is generally to set each NEO’s base salary, target total cash compensation (base salary plus annual incentive bonuses at the target performance level), and total direct compensation (which also includes equity awards) to be competitive with the 50th to 75th percentile of the peer group survey data received from the Talent and Compensation Committee’s independent consultant, with appropriate adjustments to reflect the specific situation of each NEO, including how their roles may differ from those at other companies.

Base salary is viewed as a primary indicator of the market value needed to attract and retain executives with the skills and expertise to perform the duties and discharge the responsibilities of their positions. Annual incentive awards are a means of rewarding job performance against that year’s operating plan. Equity awards are generally utilized as a means of linking executives’ long-term compensation to the Corporation’s long-term performance and retaining talent.

The Corporation’s compensation program rewards executive officers for progress against corporate operating goals and for their individual contributions.

Element	Form	Objectives and Basis
Base Salary	Cash	Attract and retain highly qualified executives to drive our success
Annual Incentive Bonuses	Cash	Drive short-term Corporation performance
Target bonus amount set as a percentage of base salary
Actual payout based 80% on achievement of specified Corporation operating goals and 20% on individual performance
Equity Awards	Performance-Based RSUs (PRSUs) and Time-Based RSUs	Drive long-term Corporation performance, align interests of executives with those shareholders, retain executives through long-term vesting, and provide potential wealth accumulation
PRSUs for CEO and President are earned based on pre-established stock price milestones and continued service
PRSUs for Ms. Reynoso were earned based on achievement of pre-established Corporation performance operating goals and vest with continued service
RSUs typically vest annually over four-year periods, subject to continued service with us, and become more valuable as our stock price increases, which aligns our NEOs’ interests with those of all stockholders
Other Executive Benefits	Limited (See “Other Executive Benefits” below)	Provide for the safety and wellness of our executives
Offer competitive benefits generally available to all employees

There are two notable exceptions to our overall 2021 compensation program. Mr. Garipalli, our CEO, pursuant to his employment agreement with us, agreed to forgo any base salary and annual incentive compensation. In addition, Mr. Herbers, our Interim Chief Financial Officer, is compensated through our agreement with AP Services, LLC, an affiliate of Mr. Herbers’ employer, AlixPartners, LLP, under which the Corporation pays $175,000 per month in professional fees and a monthly administrative fee of $3,500 for Mr. Herbers’ services. Mr. Herbers and AP Services, LLC are entitled to no other compensation from us in connection with Mr. Herbers’ service to the Corporation.

Base Salary

Base salary is a fixed component of our NEOs’ compensation and does not vary with Corporation performance. Base salaries are generally set at levels intended to be competitive and commensurate with each executive officer’s position, performance, skills and experience to attract and retain the best talent. The Talent and Compensation Committee reviews base salaries for our executive officers annually and adjusts them, if needed, to reflect changes in market conditions or other factors, including changed responsibilities as our executive officers’ positions evolve.

Two of our NEOs’ base salaries increased in fiscal 2021. Pursuant to his employment agreement, effective as of the closing of the Business Combination, Mr. Toy’s annual base salary increased from $400,000 to $450,000. In addition, in July 2021, our Talent and Compensation Committee raised Ms. Reynoso’s base salary from $400,000 to $425,000. These base salary increases reflected market competitiveness and Mr. Toy’s and Ms. Reynoso’s increased duties.

Annual Incentive Bonuses

The Corporation implemented an annual cash bonus program in 2021. We use annual cash bonuses to align NEO performance with our near-term financial and operating objectives. Cash bonus target amounts are set as a percentage of base salary, and our Talent and Compensation Committee establishes Corporation performance goals, which are described in more detail below. For each executive officer eligible for an annual cash bonus for fiscal year 2021, 80% of the target bonus payout was based on Corporation performance against the pre-determined performance goals, and 20% was based on individual performance. In January 2022, the Talent and

Compensation Committee certified the bonus payouts based on achievement against the pre-determined performance goals and its assessment of individual NEO performance.

As noted above, Mr. Garipalli and Mr. Herbers were not eligible for annual cash bonuses and did not receive bonus payments for 2021, and Mr. Wagner forfeited eligibility for a cash bonus when he departed employment in August 2021. Mr. Toy, Ms. Reynoso, and Mr. Singh, pursuant to their employment agreements with us, were eligible for annual cash bonuses of up to 100%, 60%, and 50% of their annual base salaries, respectively.

Name	2021 Target Cash Bonus (% of Base Salary)
Vivek Garipalli	—
Mark C. Herbers	—
Andrew Toy	100%
Jamie L. Reynoso	60%
Prabhdeep Singh	50%
Joseph Wagner	N/A

For fiscal year 2021, the Talent and Compensation Committee established three equally-weighted Corporation performance metrics for annual incentive bonuses for the Corporation’s executive officers:
•Growth in the number of our Medicare Advantage members on January 1, 2022, versus January 1, 2021 (MA Growth);
•Growth in the number of our Direct Contracting beneficiaries on January 1, 2022, versus the launch of the program in April 2021 (DC Growth); and
•The normalized medical care ratio for our Medicare Advantage plans, which is a measure that excludes the impacts of the COVID-19 pandemic from the calculation of our Medicare Advantage medical care ratio, which is defined as total net medical claims incurred divided by premiums earned, net (MCR).

It also established threshold and target performance levels and maximum payout amounts for annual bonuses for each metric, with the achievement percentage to be interpolated between these levels linearly. In January 2022, the Talent and Compensation Committee reviewed Corporation performance against these performance levels and determined that the MA Growth performance metric was achieved at 66%, based on Corporation performance against the MA Growth performance levels, which were as follows:

MA Growth
50% (Threshold)	75%	100% (Target)	150% (Maximum)	FY 2021 Achievement %
82,303	85,595	88,888	93,826	66%

The Talent and Compensation Committee also determined that the threshold performance level of 200,000 Direct Contract beneficiaries for the DC Growth performance metric and the threshold performance level of 94% for the normalized MCR performance metric were not satisfied and that these performance metrics would therefore be assigned an achievement percentage of 0%. Accordingly, the Talent and Compensation Committee determined that overall performance against the Corporation performance metrics was achieved at 22% for the Corporation’s executive officers.

In January 2022, our Talent and Compensation Committee also assigned each executive officer eligible to receive an annual bonus an individual performance at 0% of target for fiscal year 2021 based on factors which included the Corporation’s overall performance achievement level. Based on these performance determinations, i.e., 22% company performance weighted at 80% and 0% individual performance weighted at 20%, Mr. Toy, Ms. Reynoso, and Mr. Singh were paid cash incentive bonuses for fiscal year 2021 of $79,200, $43,459, and $17,600, respectively. Ms. Reynoso’s incentive bonus payment reflects the fact that her base salary was increased part-way through the year, and Mr. Singh’s incentive bonus payment was pro-rated to reflect the fact that he joined us halfway through the fiscal year.

Equity Awards

The majority of the target total direct compensation of our NEOs is provided through equity awards of restricted stock units (RSUs) and performance-based vesting RSUs (PRSUs). For example, for fiscal year 2021, 100% of Mr. Garipalli’s compensation was in the form of RSU and PRSU grants. By having a significant percentage of target total direct compensation payable in the form of equity awards that vest over a number of years and, for PRSUs, upon the achievement of Corporation goals and, thus, subject to higher risk than cash compensation, our executive officers are motivated to remain employed and to take actions that will benefit us and our stockholders over the long term. We structure our equity awards to maximize retention in consideration of the executive officer’s total compensation package. Pursuant to this end, we have made equity grants in connection with the Business Combination, the hiring of an executive officer, and the annual review of compensation packages by our Talent and Compensation Committee.

The Talent and Compensation Committee considers each NEO’s role, responsibilities, past performance, future potential, current level of ownership, and amount of unvested equity holdings in determining whether and the amount of equity to grant to each NEO. We grant service-based vesting RSUs that generally vest annually over a four-year period, PRSUs, and hybrid PRSUs that have both service and performance-based vesting requirements. Our PRSUs require achievement of a threshold level of performance to vest in the minimum number of PRSUs. If the performance level is satisfied, generally one third of the PRSUs for which the requisite performance level has been satisfied vest on the date on which the Talent and Compensation Committee certifies the performance results, and the remaining portion of the PRSUs vest in two equal installments on the first day of the two fiscal years following the certification date, subject to the applicable executive officer’s continued service through each vesting date.

Equity Awards for Vivek Garipalli and Andrew Toy

In 2021, our Board of Directors granted the following special long-term equity awards to Mr. Garipalli and Mr. Toy in connection with the Business Combination and pursuant to their employment agreements with us.

Vivek Garipalli

Mr. Garipalli was granted a hybrid PRSU award covering 7,164,581 shares of Class B common stock, which vests if both of the following two conditions are satisfied:

•Service - 20% will be satisfied on each anniversary of January 7, 2021, subject to Mr. Garipalli’s continued service to us as our CEO, Co-CEO or Executive Chairman through each date; and
•Performance - Measured beginning after January 7, 2022, 50% will be satisfied upon our volume-weighted average stock closing price reaching $20 for 90 consecutive calendar days, and the remaining 50% will be satisfied upon our volume-weighted average stock closing price reaching $25 for 90 consecutive calendar days; provided such events occur within five years of January 7, 2021.

In addition, Mr. Garipalli received a hybrid PRSU award covering 5,571,164 shares of Class B common stock, which vest if each of the following two conditions are satisfied:

•Service - 20% will be satisfied on each anniversary of January 7, 2021, subject to Mr. Garipalli’s continued service to us as our CEO, Co-CEO or Executive Chairman through each date; and
•Performance - Measured beginning after January 7, 2022, the performance condition will be satisfied if our volume-weighted average stock closing price reaches $30 for 90 consecutive calendar days, provided such events occur within five years of January 7, 2021.

Mr. Garipalli was also granted an RSU award covering 16,713,491 shares of Class B common stock that vests as to 20% of the RSUs on each of the first five anniversaries of January 7, 2021, subject to Mr. Garipalli’s continuous service as our CEO, Co-CEO or Executive Chairman through each vesting date.

Andrew Toy

Mr. Toy was granted a hybrid PRSU award covering 3,582,291 shares of Class B common stock, which vests if both of the following two conditions are satisfied:

•Service - 20% will be satisfied on each anniversary of January 7, 2021, subject to Mr. Toy’s continued service to us through each date; and
•Performance - Measured beginning after January 7, 2022, the performance condition will be satisfied upon our volume-weighted average stock closing price reaching $20 for 90 consecutive calendar days; provided it occurs within five years of January 7, 2021.

In addition, Mr. Toy received a hybrid PRSU award covering 11,142,328 shares of Class B common stock, which vest if each of the following two conditions are satisfied:
•Service - 20% will be satisfied on each anniversary of January 7, 2021, subject to Mr. Toy’s continued service to us through each date; and
•Performance - Measured beginning after January 7, 2022, 50% will be satisfied upon our volume-weighted average stock closing price reaching $25 for 90 consecutive calendar days, and the remaining 50% will be satisfied upon our volume-weighted average stock closing price reaching $30 for 90 consecutive calendar days; provided it occurs within five years of January 7, 2021.

Also in connection with the Business Combination and pursuant to his employment agreement, the Board of Directors accelerated in full the vesting of Mr. Toy’s stock option granted on February 4, 2020, to purchase 3,669,607 shares of our Class A common stock.

For a description of the change in control and severance provisions related to Mr. Garipalli’s and Mr. Toy’s PRSU and RSU grants in 2021, please see “—Potential Payments Upon Termination or Change in Control” below.

To date, none of the performance conditions for Mr. Garipalli’s and Mr. Toy’s hybrid PRSU awards has been satisfied.

Equity Awards for Other Executive Officers

Jamie L. Reynoso

For fiscal year 2021, Ms. Reynoso received an equity award, 70% of which was in the form of service-based RSUs covering 220,820 shares of Class A common stock, and 30% of which was in the form of performance-earned PRSUs covering 94,637 shares of Class A common stock, representing the number of PRSUs that would be earned if the target level of performance was achieved. The specific number of PRSUs earned was determined based on the Corporation’s achievement against MA Growth and DC Growth goals as of January 1, 2022, and an MCR goal for fiscal year 2021. Please see the discussion under “Annual Incentive Bonuses,” above, for more information about these Corporation operating metrics. The three metrics were weighted equally, and the Talent and Compensation Committee assigned threshold (50%), target (100%) and maximum (150%) performance levels and the number of units earned at each level for each metric. The maximum number of PRSUs that could have been earned if maximum performance was achieved under each metric was 141,955. The Talent and Compensation Committee reviewed Corporation performance against the performance goals for 2021 and determined that performance was achieved at 17% of target. Accordingly, effective January 31, 2022, Ms. Reynoso earned 15,771 PRSUs, which will vest in three equal installments on January 31, 2022, January 1, 2023, and January 1, 2024, subject to her continued service to the Corporation through each vesting date. The 220,820 RSUs vest in four equal installments on the first four anniversaries of January 7, 2021, subject to Ms. Reynoso continuing to provide services to the Corporation through each vesting date. Under her employment agreement with the Corporation, Ms. Reynoso is also eligible for future annual RSU or PRSU awards.

For a description of the change in control and severance provisions related to Ms. Reynoso’s equity grants, please see “—Potential Payments Upon Termination or Change in Control” below.

Prabhdeep Singh

Pursuant to his employment agreement, Mr. Singh received a grant of 52,798 RSUs, which will vest in full on July 6, 2022, and a grant of 211,193 RSUs, which will vest as to 25% of the RSUs on each of the first four anniversaries of July 6, 2021, in each case subject to his continued service to us through such vesting dates.

In addition, pursuant to his employment agreement, Mr. Singh was also eligible for additional RSU grants if the number of members enrolled in one of the Corporation’s Medicare Advantage plans met or exceeded certain thresholds established by the Talent and Compensation Committee. After the end of the fiscal year, the Talent and Compensation Committee reviewed Corporation performance against these performance goals and determined that the thresholds were not met and that these grants would not be made to Mr. Singh.

For a description of the change in control and severance provisions related to Mr. Singh’s equity grants, please see “—Potential Payments Upon Termination or Change in Control” below.

Joseph Wagner and Mark C. Herbers

Mr. Wagner did not receive any equity awards during fiscal year 2021. Please see the discussion below under “Separation Agreement – Joseph Wagner” for information about the treatment of his equity awards in connection with his separation from the Corporation in

August 2021. Pursuant to the agreement between AP Services, LLC, an affiliate of AlixPartners, LLP, Mr. Herbers’ employer, and the Corporation, Mr. Herbers was not eligible for and did not receive any equity awards during 2021.

Severance and Change in Control Benefits

The following table describes the severance benefits in the employment agreements we have with our NEOs.

Termination and Change in Control Protections
Philosophy	Considerations	Terms
Attract and Retain Executives:
Intended to ease an NEO’s transition due to an unexpected employment termination or retirement.

Retain and encourage our NEOs to remain focused on our business and the interests of our stockholders when considering strategic alternatives.

The employment of our NEOs is “at will,” meaning we can terminate them at any time and they can terminate their employment with us at any time.

Arrangements should be designed to: (i) provide reasonable compensation to executive officers who leave the Corporation under certain circumstances to facilitate their transition to new employment and (ii) require a departing executive officer to sign a separation and release agreement acceptable to us as a condition to receiving post-employment compensation payments or benefits.

Agreements with Certain NEOs:
Provide for certain cash payments, and/or the vesting of certain equity awards and COBRA benefits, in the event there is a separation of employment under various circumstances, subject to the execution of a release of claims.

Generally provide for accelerated vesting of equity awards upon a change in control if the recipient is terminated by the acquiring entity in connection with the change in control under specified circumstances, subject to the execution of a release of claims.

Align Interests with Stockholders: Mitigate any potential employer liability and avoid future disputes or litigation
“Double-trigger” provisions preserve morale and productivity, and encourage executive retention in the event of a change in control.

These provisions are considered typical components of compensation programs for executive officers among our fiscal year 2021 peer group.

Separation Agreement with Joseph Wagner

In August 2021, we entered into a separation agreement with our former Chief Financial Officer, Mr. Wagner, pursuant to which in exchange for a general release of claims against the Corporation, Mr. Wagner (i) received reimbursement of one month of COBRA premiums, (ii) received an extension of the post-termination exercise period in which he can exercise his then-vested and unexercised non-qualified stock options until August 12, 2022, and (iii) retained his Corporation-issued laptop. Pursuant to the separation agreement, Mr. Wagner also entered into a consulting relationship with the Corporation for a period of up to one year for which he will be compensated $10,000 per month of service. If during Mr. Wagner’s one year consulting period we hire and onboard a new Chief Financial Officer, Mr. Wagner’s services to us will terminate 60 days after the Chief Financial Officer begins employment, and Mr. Wagner will become entitled to the consulting fees that he would have received if he had continued providing services to us for the full one-year consulting period.

For additional information, please see “—Potential Payments Upon Termination or Change in Control” below.

Other Executive Benefits

In fiscal year 2021, subject to minor exceptions, we did not provide perquisites to our NEOs that were not generally available to other employees. Our executive officers are eligible to participate in our employee benefit plans, including our medical, dental, vision, group life, disability and accidental death and dismemberment insurance plans, in each case, on the same basis as all other employees.

We maintain a 401(k) plan that provides eligible employees, including our executive officers, with an opportunity to save for retirement on a tax advantaged basis. Eligible employees are able to defer eligible compensation subject to applicable annual Code limits. Employees are immediately and fully vested in their contributions. The 401(k) plan permits us to make matching contributions and profit-sharing contributions to eligible participants.

We believe these benefits are generally consistent with those offered by other companies and specifically with those companies with which we compete for employees.

Executive Compensation Policies and Practices

Hedging, Pledging and Insider Trading

Our Insider Trading Policy applies to all of our directors, officers, employees and certain designated contractors and vendors and expressly bars ownership of financial instruments or participation in investment strategies that hedge the economic risk of owning our equity securities, such as prepaid variable forward contracts, equity swaps, collars, and exchange funds. Directors, officers, and other employees are prohibited from holding the Corporation’s securities in a margin account or otherwise pledging the Corporation’s securities as collateral for a loan unless approved by the Corporation’s Corporate Compliance Officer. In addition, we prohibit our executive officers, directors and employees from purchasing or selling our securities while in possession of material, non-public information, or otherwise using such information for their personal benefit, and we maintain quarterly black-out windows during which applicable individuals may not trade.

Our executive officers and members of our Board of Directors are permitted to enter into trading plans that are intended to comply with the requirements of Exchange Act Rule 10b5-1 so they may make predetermined trades of our stock.

Equity Grant Practices

Equity awards for our executive officers are typically granted pursuant to a formula based on a specified dollar amount, with the number of RSUs for each RSU and PRSU grant determined by dividing the dollar amount by the closing market price of our stock for a specified period through the grant date. In addition, the Talent and Compensation Committee has delegated authority to our CEO and President to make new hire and promotion grants, within certain parameters, to employees at the vice president level and below. All other equity grants must be approved by the Talent and Compensation Committee.

Our Compensation-Setting Process

Role of Talent and Compensation Committee

The Talent and Compensation Committee works closely with its independent consultant and meets regularly, including in executive sessions without members of management present, to make decisions about the compensation of our CEO and other executive officers. The committee reviews a variety of market data and information, including Corporation, peer company and industry compensation information, and considers the recommendations of its independent consultant when making compensation decisions. The committee chairperson reports the actions of the committee to our Board of Directors. The responsibilities of the Talent and Compensation Committee include, among other things, reviewing and approving (or making recommendations to the Board of Directors, as applicable, regarding):
•overall compensation strategy;
•amounts and forms of executive compensation, including base salary, incentive compensation and equity-based compensation;
•goals and objectives to be considered in determining the compensation of the CEO and other executive officers;
•annual and long-term incentive plans and benefit plans;
•Board of Director compensation;
•annual proxy disclosure/CD&A disclosure; and
•compensation peer group.

Role of Independent Compensation Consultant

The Talent and Compensation Committee generally retains an independent compensation consultant to help understand competitive compensation levels and incentive designs. The independent compensation consultant is solely hired by, and reports directly to, the Talent and Compensation Committee. The committee has sole authority to retain and terminate the independent compensation consultant. At the Talent and Compensation Committee’s discretion, the independent compensation consultant:
•provides independent advice to the committee on current trends and best practices in compensation design;
•advises on plans or practices that may improve the effectiveness of our compensation program;
•attends committee meetings;
•assists the committee in determining peer companies and evaluation compensation proposals; and

•conducts compensation-related research.

In making fiscal year 2021 compensation decisions, the Talent and Compensation Committee retained Radford Data & Analytics of Aon (Radford) to assist with selecting an appropriate peer group for executive compensation benchmarking purposes, designing and reviewing our executive compensation programs and understanding executive compensation trends and best practices in compensation design.

The Talent and Compensation Committee has analyzed and determined that the work of Radford, as a compensation consultant, has not created any conflict of interest and is independent under the applicable listing rules.

Role of Management

Our CEO and our other executive officers do not set their own compensation nor are they present when the Talent and Compensation Committee establishes their specific individual compensation. Our CEO will provide an evaluation of each other NEO’s performance to the Talent and Compensation Committee and will make recommendations regarding the base salary, target annual incentive bonuses and equity awards for other executive officers than himself. The CEO’s recommendations are considered by the Talent and Compensation Committee, which makes its own ultimate determinations as to compensation.

The human resources department provides additional analysis and guidance as requested by the Talent and Compensation Committee related to NEO compensation, including the following:
•developing, summarizing, and presenting information and analyses to enable the committee to execute its responsibilities, as well as addressing specific requests for information from the committee;
•attending committee meetings, as requested, to provide information, respond to questions, and otherwise assist the committee; and
•assisting the CEO in making preliminary recommendations of base salary structure and cash and equity incentive awards.

Peer Group

For fiscal 2021, the primary peer group used to inform our Talent and Compensation Committee of pay decisions and practices included:

Primary Peer Group Companies
1Life Healthcare	Lemonade Inc.
Alarm.com	Livongo Health
Allscripts Healthcare Solutions	Medallia
Change Healthcare	Oak Street Health
Dropbox	Omnicell
eHealth	Progyny
Evolent Health	SelectQuote, Inc
GoHealth, Inc.	Stitch Fix
Guidewire Software	Tabula Rasa HealthCare
HealthEquity	Teladoc Health
Inovalon

The peer group companies were chosen based on, among other things, (i) industry, including healthcare and technology companies, (ii) revenue, (iii) revenue growth, (iv) market cap and (v) market cap as a multiple of revenue.

Tax Considerations

Section 162(m) of the Internal Revenue Code of 1986, as amended, places a limit of $1 million on the amount of compensation that we may deduct as a business expense in any year with respect to certain of our most highly paid executive officers. While the Talent and Compensation Committee considers the deductibility of compensation as one factor in determining executive compensation, the Talent and Compensation Committee retains the discretion to award compensation that is not deductible as it believes that it is in the best interests of our stockholders to maintain flexibility in our approach to executive compensation in order to structure a program that we consider to be the most effective in attracting, motivating and retaining key executives.

Compensation Risk Assessment

The Talent and Compensation Committee has assessed our compensation philosophy and objectives, and the forms of compensation and benefits for all employees, including executives, and has concluded that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Corporation.

The Talent and Compensation Committee believes that the design and objectives of our executive compensation program provide an appropriate balance of incentives for our NEOs, thereby discouraging them from taking inappropriate risks. Among other things, our executive compensation program includes the following design features:
•a balanced mix of cash and equity; as well as appropriately balanced fixed (base salary) and variable compensation (cash incentives and equity-based awards);
•a mix of short-term and long-term incentives, with short-term incentives currently representing a lower proportion of the total mix;
•cash and equity incentives solely based on achieving company performance objectives;
•caps on annual cash incentive payouts;
•general alignment with prevalent low-risk pay practices; and
•policies prohibiting hedging and pledging by our employees, officers or directors.
Summary Compensation Table

The following table sets forth information concerning the compensation of the named executive officers for each of the last three or fewer fiscal years during which such individuals were determined to be NEOs:

Name and Principal Position	Fiscal Year	Salary ($)(1)		Bonus ($)(2)	Stock Awards ($)(3)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($)(4)		Total ($)
Vivek Garipalli	2021	—	(5)	—	389,569,439	(6)	—		—	—		389,569,439
Chief Executive Officer	2020	—	(5)	—	—		—		—	—		—
	2019	—	(5)	—	—		—		—	—		—
Mark C. Herbers	2021	—		—	—		—		—	1,034,886	(7)	1,034,886
Interim Chief Financial Officer
Andrew Toy	2021	450,000		200	141,449,617	(6)	—		79,200	8,490		141,987,507
President and Chief Technology Officer	2020	415,385		—	—		8,190,695	(8)	—	11,805		8,617,885
	2019	400,000		—	—		—		—	23,593		423,593
Jamie L. Reynoso	2021	411,539		200	2,586,747	(9)	—		43,459	6,539		3,048,484
Chief Operating Officer
Prabhdeep Singh	2021	190,769		—	2,470,956	(9)	—		17,600	—		2,679,325
Chief Growth Officer
Joseph Wagner	2021	291,958		200	60,000	(10)	—		—	55,184		407,342
Former Chief Financial Officer
(1)    For 2019 and 2020, this column represents base salary earned. For 2021, this column represents base salary or base compensation earned, and the figure reported for Mr. Wagner for 2021 includes (i) base salary of $253,846 and (ii) accrued and unused vacation of $38,112 paid to Mr. Wagner in connection with his termination of employment.
(2)    Amounts in this column reflect employee appreciation bonuses.
(3)    See the “Grants of Plan-Based Awards for the Year Ended December 31, 2021” table below for information on awards reported in these columns.
(4)    The amounts reported consist of (i) car services and related transportation costs for Mr. Toy, (ii) matching 401(k) contributions by the Corporation, (iii) consulting fees for Mr. Wagner earned in the period after his August 13, 2021 termination of employment, (iv) one month of COBRA premiums paid for Mr. Wagner, (v) the value of Mr. Wagner’s Corporation-issued laptop ((iv) and (v), as further described in “--Separation Agreement with Joseph Wagner”) and (vi) the value of a gift card awarded to Mr. Toy, in the following amounts:

Name	Fiscal Year	Transportation	401(k) Contributions	Consulting Fees	COBRA premium	Laptop	Gift Card
Andrew Toy	2021	$456	$8,001				$33
Prabhdeep Singh	2021		—
Jamie L. Reynoso	2021		6,539
Joseph Wagner	2021		11,577	$40,000	$2,407	$1,200
(5)    At his own recommendation to our Board of Directors and in accordance with his employment agreement, Mr. Garipalli elected to forgo any compensation other than equity awards for 2021, 2020, and 2019.
(6)    Represents the aggregate grant date fair value of RSU and hybrid PRSU awards granted computed in accordance with FASB ASC Topic 718, as discussed in Note 18 to our Consolidated Financial Statements included elsewhere in this report. Note that the amounts reported in this column reflect the accounting value for the RSU and hybrid PRSU awards and may not correspond to the actual economic value that may be received by the named executive officer from the award. The grant date fair value of the RSU awards to Mr. Garipalli and Mr. Toy were measured based on the closing price of our Class A common stock on the date of grant. The stock price milestone conditions of the PRSUs awarded during 2021 to Mr. Garipalli and Mr. Toy constitute a “market condition” under FASB ASC Topic 718. The full grant date fair value of the hybrid PRSUs was determined using a Monte Carlo simulation pricing model (Monte Carlo model) on the date the hybrid PRSUs were awarded. The table below sets forth the significant inputs and assumptions used in the Monte Carlo model for the hybrid PRSUs:

Name	Fiscal Year	Grant Date	Units	Market-Related Component Grant Date Fair Value ($)	Expected Volatility (%)	Risk-Free Interest Rate for Remaining Performance Period (%)	Expected Dividend Yield
Vivek Garipalli	2021	01/07/2021	7,164,581	76,804,308	40.70	0.05	—
	2021	01/07/2021	5,571,164	45,015,005	40.70	0.05	—

Andrew Toy	2021	01/07/2021	3,582,281	41,948,628	40.70	0.05	—
	2021	01/07/2021	11,142,328	99,500,989	40.70	0.05	—

(7)    Effective August 13, 2021, Mr. Wagner departed as our Chief Financial Officer, and Mr. Herbers began providing professional services as our Interim Chief Financial Officer. Compensation for Mr. Herbers’ services to the Corporation is made directly to AP Services, LLC, an affiliate of Mr. Herbers’ employer, AlixPartners LLP, pursuant to the Agreement for the Provision of Interim Management Services between the Corporation and AP Services, LLC. For Mr. Herbers’ services, the Corporation pays AP Services, LLC, $175,000 per month in professional fees and a monthly administrative fee of $3,500.
(8)    Represents the aggregate grant date fair value of stock options granted in the applicable year computed in accordance with FASB ASC Topic 718. The assumptions used in calculating the dollar amount recognized for financial statement reporting purposes of the stock option awards are set forth in Note 18 to our Consolidated Financial Statements included elsewhere in this report. Note that the amounts reported reflect the accounting value for the stock option awards and may not correspond to the actual economic value that may be received by the named executive officer from the awards. The grant date fair value of the stock options was determined using the Black-Scholes option pricing model based on the fair market value on the date of grant without regard to the service-based vesting conditions.
(9)    The amounts reported represent the aggregate grant date fair value of RSU awards and, for Ms. Reynoso, PRSU awards, granted in the applicable year computed in accordance with FASB ASC Topic 718. The assumptions used in calculating the dollar amounts recognized for financial statement reporting purposes of the RSUs and PRSUs are set forth in Note 18 to our Consolidated Financial Statements included elsewhere in this report. Note that the amounts reported reflect the accounting value for the RSU and PRSU awards and may not correspond to the actual economic value that may be received by the named executive officers from the awards. The grant date fair value of the RSUs is measured based on the closing price of our Class A common stock on the date of grant, and the grant date fair value of the PRSUs is measured using the same fair value as service based RSUs and recognized in compensation expense in accordance with ASC 718. Ms. Reynoso’s RSU and PRSU grants for fiscal year 2021 are further described in the following table:

Name	Grant Date	Approval Date	Award	Grant Date Fair Value ($)	Probable Outcome of Performance Conditions Grant Date Fair Value ($)	Maximum Outcome of Performance Conditions Grant Date Fair Value ($)
Jamie L. Reynoso	7/16/2021	7/16/2021	RSUs	1,810,724	N/A	N/A
Jamie L. Reynoso	7/16/2021	1/31/2022	PRSUs	776,023	776,023	1,164,031
(10)    The amount reported represents the incremental fair value of the amendment to Mr. Wagner’s non-statutory stock options effective August 13, 2021 to extend the post-termination exercise period applicable to his vested and unexercised shares until August 13, 2022.

Grants of Plan-Based Awards for the Year Ended December 31, 2021

Name	Grant Date		Approval Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards ($)(1)			Estimated Future Payouts Under Equity Incentive Plan Awards (#)			All Other Stock Awards Number of Shares or Units (#)	Exercise or Base Price of Option Awards ($)/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
				Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Vivek Garipalli	1/7/2021	(2)								16,713,491		267,750,126
	1/7/2021	(3)					3,582,290	7,164,581				76,804,308
	1/7/2021	(4)					5,571,164					45,015,005
Mark C. Herbers	N/A									—		—
Andrew Toy	N/A				450,000	675,000				—		—
	1/7/2021	(4)					3,582,291					41,948,628
	1/7/2021	(3)					5,571,164	11,142,328				99,500,989
Jamie L. Reynoso	N/A				246,923	370,385
	7/16/2021	(5)	1/31/2022				47,313	94,637	141,955			776,023
	7/16/2021	(6)								220,820		1,810,724
Prabhdeep Singh	N/A				95,385	143,078
	7/8/2021	(7)								211,193		1,976,767
	7/8/2021	(8)								52,798		494,189
Joseph Wagner	N/A	(9)								N/A		N/A
(1)    Represents possible cash incentive awards to be earned under our 2020 Executive Incentive Bonus Plan (Bonus Plan) based 80% upon the achievement of certain performance levels with respect to Corporation operating metrics of MA Growth, DC Growth and normalized MCR, with each metric weighed equally, and 20% based on individual NEO performance. The actual total incentive award could range from 0% of the NEO’s target incentive amounts to 150% of the NEO’s target incentive amounts if the goals were all achieved at the maximum level and individual performance was determined to be exceptional. Cash incentives earned for 2021 performance are reported in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table above. See “--Annual Incentive Bonuses” above for more information about these awards. Mr. Wagner forfeited any right to a cash incentive award upon his termination of employment.
(2)    Represents an RSU award covering shares of Class B common stock which vest in five equal annual installments on the anniversaries of the grant date. For additional detail on the grant date fair value, see footnote (6) to the Summary Compensation Table.
(3)    Represents a hybrid PRSU award covering shares of Class B common stock which will vest if both the service and performance requirements are met. The service requirement will be satisfied in five equal annual installments on the anniversaries of the grant date. The performance requirement will be satisfied at 50% and 100% upon the Corporation’s reaching certain stock price milestones on or before January 7, 2026. For additional detail regarding the vesting terms of the award, see “--Equity Awards of Vivek Garipalli and Andrew Toy” above. For additional detail on the grant date fair value, see footnote (6) to the Summary Compensation Table.
(4)    Represents a hybrid PSRU award covering shares of Class B common stock which will vest if both the service and performance requirements are met. The service requirement will be satisfied in five equal annual installments on the anniversaries of the grant date. The performance requirement will be fully satisfied upon the Corporation’s reaching a stock price milestone on or before January 7, 2026. For additional detail regarding the vesting terms of this award, see “--Equity Awards of Vivek Garipalli and Andrew Toy” above. For additional detail on the grant date fair value, see footnote (6) to the Summary Compensation Table.
(5)    Represents a PRSU award covering shares of Class A common stock for which units were earned based on the achievement of certain performance levels with respect to Corporation operating metrics of MA Growth, DC Growth, and normalized MCR, with each metric weighed equally. The PRSUs earned could range from 0 to 141,955 if the goals were all achieved at the highest level. The Talent and Compensation Committee certified achieved performance on January 31, 2022 at 17%. The earned PRSUs vest as to 1/3rd of the PRSUs on each of January 31, 2022, January 1, 2023 and January 1, 2024. See “Equity Awards for Other Executive Officers” above for more information about this award. For additional detail on the grant date fair value, see footnote (9) to the Summary Compensation Table.
(6)    Represents an RSU award covering shares of Class A common stock which vests in four equal annual installments on the anniversaries of January 7, 2021. For additional detail on grant date fair value, see footnote (9) to the Summary Compensation Table.
(7)    Represents an RSU award covering shares of Class A common stock which vests in four equal installments on the anniversaries of July 6, 2021. For additional detail on grant date fair value, see footnote (10) to the Summary Compensation Table.
(8)    Represents an RSU award covering shares of Class A common stock which vests in full on July 6, 2022. For additional detail on grant date fair value, see footnote (10) to the Summary Compensation Table.
(9)    Mr. Wagner did not receive any new equity awards in fiscal year 2021, and he forfeited eligibility for a cash incentive bonus for fiscal year 2021 when he departed employment in August 2021.

Outstanding Equity Awards at December 31, 2021
The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2021.

				Option Awards				Stock Awards
Name	Grant Date		Approval Date	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)(2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
Vivek Garipalli	1/7/2021	(4)		—	—	—	—	16,713,491	62,174,187
	1/7/2021	(5)		—	—	—	—			7,164,581	13,326,119
	1/7/2021	(6)		—	—	—	—			5,571,164	20,724,730
Mark C. Herbers	N/A			N/A	N/A	N/A	N/A	N/A	N/A
Andrew Toy	7/22/2018	(7)		631,033	—	1.67	7/21/2028	—	—
	7/22/2018	(8)		3,155,168	—	1.67	7/21/2028	736,207	2,738,690
	2/4/2020	(9)		5,344,515	—	2.23	2/3/2030	2,667,258	9,922,200
	2/4/2020	(10)		3,669,607	—	5.45	2/3/2030	—	—
	1/7/2021	(11)								3,582,291	13,326,123
	1/7/2021	(12)								11,142,328	20,724,730
Jamie L. Reynoso	6/29/2020	(13)		51,701	—	3.66	6/28/2030	36,190	134,627
	7/27/2020	(14)		465,316	—	4.67	7/26/2030	333,476	1,240,531
	7/16/2021	(15)						220,820	821,450
	7/16/2021	(16)	1/31/2022					15,771	58,668
Prabhdeep Singh	7/8/2021	(17)						211,193	785,638
	7/8/2021	(18)						52,798	196,409
Joseph Wagner	8/22/2020	(19)		39,741	—	5.41	8/17/2022	—	—
	2/4/2020	(19)		118,864	—	2.23	8/17/2022	—	—
(1)    All of the outstanding options granted under our 2014 Equity Incentive Plan (2014 Plan) are options to purchase shares of our Class A common stock and are immediately exercisable. The below chart summarizes the vested and unvested shares subject to the options as of December 31, 2021. There have been no early exercises of any unvested options by the named executive officers.

Name	Grant Date	Total Number of Options	Vested Options	Unvested Options
Andrew Toy	7/22/2018	631,033	631,033	—
	7/22/2018	3,155,168	2,418,961	736,207
	2/4/2020	5,344,515	2,677,257	2,667,258
	2/4/2020	3,669,607	3,669,607	—
Jamie L. Reynoso	6/29/2020	51,701	15,511	36,190
	7/27/2020	465,316	131,840	333,476
(2)    Represents the fair market value of a share of our Class A common stock on the date of grant for all stock options except for the stock option granted on February 4, 2020 to Mr. Toy for 3,669,607 shares, which represents two times the fair market value on the date of grant, each as determined by our Board of Directors.
(3)    RSUs and PRSUs represent the right to receive a share of the applicable class of our common stock upon vesting. Market and payout values were determined by multiplying the number of shares or units by the closing price per share of our Class A common stock of $3.72 on December 31, 2021.
(4)    Represents an RSU award under the 2020 Management Incentive Plan (Management Plan) denominated in shares of Class B common stock that vests in five equal installments on each anniversary of January 7, 2021.
(5)    The number of underlying unvested units listed reflects the maximum outcome of the performance conditions for the hybrid PRSU award granted under our 2014 Plan denominated in shares of our Class B common stock. The hybrid PRSU award vests if both the service and performance requirements are met. The service requirement will be satisfied in five equal annual installments on the anniversaries of the grant date. The performance requirement will be satisfied 50% and 100% upon the Corporation’s reaching certain stock price milestones or before January 7, 2026. The payout value assumes performance was achieved at the threshold level.
(6)    The number of underlying unvested units listed reflect the maximum outcome of the performance conditions for the hybrid PRSU award granted under our Management Plan denominated in shares of our Class B common stock. The hybrid PRSU award vests if both the service and performance requirements are met. The service requirement will be satisfied in five equal annual installments on the anniversaries of the grant date. The performance requirement will be satisfied upon the Corporation’s reaching a stock price milestone or before January 7, 2026.
(7)    Represents a fully vested and exercisable stock option. The grant vested in full on February 5, 2019.
(8)    Represents a fully exercisable stock option received in connection with the Business Combination in exchange for an option to acquire 1,525,655 shares of common stock of Legacy Clover for $3.45 per share. 1/5th of the shares subject to the option vested on February 5, 2019, and an additional 1/48th of the remaining shares vest monthly thereafter.
(9)    Represents a fully exercisable stock option received in connection with the Business Combination in exchange for an option to acquire 2,579,460 shares of common stock of Legacy Clover for $4.61 per share. 1/60th of the shares subject to the option vested on July 1, 2019 and an additional 1/60th of the remaining shares vest monthly thereafter.
(10)    Represents fully vested and exercisable stock options received in connection with the Business Combination in exchange for options to acquire 1,774,408 shares of common stock of Legacy Clover for $11.27 per share. The vesting of the shares subject to this option was fully accelerated in connection with the Business Combination as of January 7, 2021.

(11)    The number of underlying unvested units listed reflects the maximum outcome of the performance conditions for the hybrid PRSU award granted under our 2014 Plan denominated in shares of our Class B common stock. The hybrid PRSU award vests if both the service and performance requirements are met. The service requirement will be satisfied in five equal annual installments on the anniversaries of the grant date. The performance requirement will be satisfied upon the Corporation’s reaching a stock price milestones or before January 7, 2026.
(12)    The number of underlying unvested units listed reflect the maximum outcome of the performance conditions for the hybrid PRSU award granted under our Management Plan denominated in shares of our Class B common stock. The hybrid PRSU award vests if both the service and performance requirements are met. The service requirement will be satisfied in five equal annual installments on the anniversaries of the grant date. The performance requirement will be satisfied 50% and 100% upon the Corporation’s reaching certain stock price milestones or before January 7, 2026. The payout value assumes performance was achieved at the threshold level.
(13)    Represents a fully exercisable stock option of which 1/5th of the shares subject to the option vested on June 8, 2021, and an additional 1/48th of the remaining shares vest monthly thereafter.
(14)    Represents a fully exercisable stock option of which 1/5th of the shares subject to the option vested on July 27, 2021, and an additional 1/48th of the remaining shares vest monthly thereafter.
(15)    Represents an RSU award granted under the 2020 Equity Incentive Plan (2020 Plan) denominated in shares of our Class A common stock that vests in four equal installments on each anniversary of January 7, 2021.
(16)    Represents a PRSU award granted under the 2020 Plan denominated in shares of our Class A common stock that was earned based on our performance during fiscal 2021, and which vests as to one third of the units on each of January 31, 2022, January 1, 2023, and January 1, 2024.
(17)    Represents an RSU award granted under the 2020 Plan denominated in shares of our Class A common stock that vests in four equal annual installments on the anniversaries of January 7, 2021.
(18)    Represents an RSU award granted under the 2020 Plan denominated in shares of our Class A common stock that fully vests on July 6, 2022.
(19)    Mr. Wagner forfeited the unvested shares subject to his stock options upon his August 2021 departure from employment. Pursuant to our Separation Agreement with Mr. Wagner, his non-qualified stock options that were vested and unexercised as of his departure date will remain exercisable until August 17, 2022.
2021 Option Exercises and Stock Vested
The following table shows the number of shares of common stock acquired and their value upon the exercise of stock options and the vesting of RSUs and PRSUs during 2021 for each NEO.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Vivek Garipalli	—	—	—	—
Mark C. Herbers	N/A	N/A	N/A	N/A
Andrew Toy	—	—	—	—
Jamie L. Reynoso	—	—	—	—
Prabhdeep Singh	—	—	—	—
Joseph Wagner	44,858	274,513(1)	—	—
(1)    The value realized on the exercise of a stock option is calculated by multiplying the number of shares underlying the stock option exercised by the difference between (i) the closing price of our Class A common stock on the exercise date and (ii) the exercise price of the stock option, and does not necessarily reflect actual proceeds received.
Potential Payments Upon Termination or Change in Control

Separation Arrangements

We have entered into employment agreements with our executive officers that provide them severance protections in certain circumstances following their termination of employment without cause or with good reason, whether or not in connection with change in control.

Vivek Garipalli

If Mr. Garipalli’s employment is terminated by us without “cause” or by Mr. Garipalli for “good reason” (in each case, as defined in his employment agreement), during the period beginning one month prior to and ending 12 months following a change in control (as defined in the 2020 Plan) (CIC Period), subject to his execution and non-revocation of a release of claims in our favor and continued compliance with customary confidentiality and non-solicitation requirements, Mr. Garipalli will be entitled to receive full accelerated vesting of all outstanding and unvested equity awards.

In addition, if the benefits payable to Mr. Garipalli are subject to Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended (Code), such payments will be reduced to the extent necessary to provide Mr. Garipalli the greatest after-tax benefit.

Andrew Toy

If Mr. Toy is terminated by us without “cause” or by Mr. Toy for “good reason” (in each case, as defined in his employment agreement), Mr. Toy will be entitled, subject to his execution and non-revocation of a release of claims in our favor, to the following: (i) continued payment of his current annual base salary for 12 months following the termination date and (ii) reimbursement of COBRA health care premiums for 12 months after the termination date. In addition, if Mr. Toy terminates his employment due to the failure to promote him to Chief Executive Officer immediately following the resignation or termination of Mr. Garipalli as our Chief Executive Officer, he will receive full accelerated vesting of all outstanding and unvested equity awards.

If either such qualifying termination of Mr. Toy’s employment occurs during the CIC Period, subject to his execution and non-revocation a general release of claims in our favor and continued compliance with restrictive covenants, then, instead of the benefits described above, Mr. Toy will be entitled to receive the following: (i) an amount equal to one and one-half times Mr. Toy’s annual base salary then in effect, (ii) reimbursement of COBRA health care premiums for 18 months after the termination date and (iii) full accelerated vesting of all outstanding and unvested equity awards.

Furthermore, if the benefits payable to Mr. Toy are subject to Sections 280G and 4999 of the Code, such payments will be reduced to the extent necessary to provide Mr. Toy the greatest after-tax benefit.

Prabhdeep Singh and Jamie L. Reynoso

If Mr. Singh’s or Ms. Reynoso’s employment is terminated by us without “cause” (as defined in the NEO’s employment agreement), subject to the execution and and non-revocation of a general release of claims in our favor, Mr. Singh or Ms. Reynoso will be entitled to receive the following severance payments and benefits: (i) an amount equal to annual base salary then in effect and (ii) reimbursement of COBRA health care premiums for 12 months after the termination date.

If either such termination of employment occurs during the CIC Period, subject to the NEO’s execution and non-revocation a general release of claims in our favor and continued compliance with restrictive covenants, the, Mr. Singh or Ms. Reynoso, instead of the benefits described above, will be entitled to receive the following severance payments and benefits: (i) a lump sum payment equal to twelve months of base salary as in effect immediately prior to the date of his termination plus applicable cash bonus, (ii) reimbursement of COBRA health care premiums for twelve months after the termination date, and (iii) full accelerated vesting of all outstanding and unvested time-based equity awards. Any unvested and outstanding performance-based awards shall be subject to the terms and conditions of the 2020 Plan.

Joseph Wagner

In connection with Mr. Wagner’s departure from the Company on August 13, 2021, the Company entered into a separation agreement with Mr. Wagner pursuant to which in exchange for his execution and non-revocation of a release of claims in our favor, Mr. Wagner (i) received an extension of the period in which he can exercise his vested and unexercised non-qualified stock options until August 13, 2022, (ii) received one month reimbursement of COBRA health care premiums, and (iii) retained his Corporation-issued laptop.

Mark C. Herbers

Mr. Herbers’ employer, AP Services, LLC, is entitled to no payment or benefit other than accrued compensation upon his termination of service as our Interim Chief Financial Officer.

Change in Control Arrangements

The three hybrid PRSU awards granted to Mr. Garipalli and Mr. Toy in connection with the closing of our Business Combination (as described further above under “—Equity Awards for Vivek Garipalli and Andrew Toy”), in addition to having the acceleration provisions discussed above in connection with certain terminations of Mr. Garipalli’s and Mr. Toy’s employment, will accelerate upon certain changes in control of the Corporation. “Change in control” in each hybrid PRSU award is defined in the respective equity plan under which the hybrid PRSUs was granted. Upon a change in control, the hybrid PRSU awards will each fully vest as to their service conditions, and if the per share value in the change in control equals or exceeds the required stock closing price under the hybrid PRSU award’s performance conditions, the awards will also fully vest as to the applicable performance conditions. Any portion of the PRSU award unvested at the consummation of the change in control will be forfeited.

The table below summarizes the approximate value of benefits that would be received in connection with qualifying terminations of Mr. Garipalli’s, Mr. Toy’s, Mr. Singh’s, and Ms. Reynoso’s employment, assuming each NEO’s termination of employment occurred on December 31, 2021, based on the closing price per share of our Class A common stock of $3.72 on December 31, 2021, and where relevant, that a change in control occurred on December 31, 2021. It also summarizes the approximate value of benefits that would be received by Mr. Toy if he resigned on December 31, 2021, for “good reason” due to the failure to promote him to Chief Executive Officer immediately following the resignation or termination of Mr. Garipalli as our Chief Executive Officer. Finally, it summarizes the value of benefits that were received in connection with Mr. Wagner’s termination of employment.

Name	Benefit	Qualifying Termination ($)	Change in Control with Qualifying Termination ($)
Vivek Garipalli	Cash Payment	—	—
	Vesting of Equity Awards (1)		109,551,158
	Value of Benefits	—	—
	Total	—	109,551,158
Mark C. Herbers	Cash Payment	N/A	N/A
	Vesting of Equity Awards	N/A	N/A
	Value of Benefits	N/A	N/A
	Total	N/A	N/A
Andrew Toy (3)	Cash Payment	450,000	675,000
	Vesting of Equity Awards (1)	–/ 102,355,584	102,355,584
	Value of Benefits (2)	28,883	43,324
	Total	478,883/102,834,467	103,073,908
Jamie L. Reynoso	Cash Payment	425,000	425,000
	Vesting of Equity Awards (1)	—	2,744,754
	Value of Benefits (2)	28,883	28,883
	Total	453,883	3,198,637
Prabhdeep Singh	Cash Payment	400,000	400,000
	Vesting of Equity Awards	—	982,047
	Value of Benefits (2)	28,883	28,883
	Total	428,883	1,410,930
Joseph Wagner	Cash Payment	—	—
	Vesting of Equity Awards	—	—
	Value of Benefits (4)	3,607	—
	Total	3,607	—
(1) The value for stock options is calculated by multiplying the number of unvested shares that would be subject to an acceleration of vesting by the difference between the closing price per share of $3.72 on December 31, 2021, and the applicable exercise price of the stock option.
(2) For Mr. Toy, Ms. Reynoso, and Mr. Singh, the COBRA premium reimbursement cost is estimated to be $2,400 per month.
(3) For Mr. Toy, the numbers on the left in the “Qualifying Termination ($)” column represent the value of what he would receive upon his qualifying termination and the numbers on the right represent what he would receive upon the specific qualifying termination or his resignation for “good reason” due to the failure to promote him to CEO immediately following the termination or resignation of Mr. Garipalli as our Chief Executive Officer.
(4) For Mr. Wagner, this represents (i) $2,407, the cost of one month of COBRA premium reimbursement and (ii) $1,200, the estimated value of his Corporation issued laptop.
For the purposes of the table above, because the per share value in the assumed change in control is $3.72, the closing price per share of our Class A common stock on December 31, 2021, none of Mr. Garapalli’s or Mr. Toy’s hybrid PRSU awards would be deemed to have vested upon a change in control that is not in connection with a qualifying termination of Mr. Garipalli’s or Mr. Toy’s employment.

Indemnification Agreements

Our amended and restated certificate of incorporation includes provisions that limit the liability of our directors for monetary damages to the fullest extent permitted by Delaware law. Consequently, our directors will not be personally liable to us or our stockholders for monetary damages for any breach of fiduciary duties as directors, except liability for the following:
•for any breach of their duty of loyalty to us or our stockholders;
•for any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
•unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; or
•for any transaction from which they derived an improper personal benefit.

Our amended and restated bylaws provide that we shall indemnify, to the fullest extent permitted by law, any person who is or was a party or is threatened to be made a party to any action, suit or proceeding, by reason of the fact that he or she is or was one of our directors or officers or is or was serving at our request as a director or officer of another corporation, partnership, joint venture, trust or other enterprise. Our amended and restated bylaws provide that we may indemnify our employees or agents. Our amended and restated bylaws also provide that we must advance expenses incurred by or on behalf of a director or officer in advance of the final disposition of any action or proceeding, subject to limited exceptions.

We maintain insurance policies under which, subject to the limitations of the policies, coverage is provided to our directors and officers against loss arising from claims made by reason of breach of fiduciary duty or other wrongful acts as a director or officer, including claims relating to public securities matters, and to us with respect to payments that may be made by us to these officers and directors pursuant to our indemnification obligations or otherwise as a matter of law.

We entered into indemnification agreements with each of our directors and executive officers that are broader than the specific indemnification provisions contained in the Delaware General Corporation Law. These indemnification agreements require us, among other things, to indemnify our directors and executive officers against liabilities that may arise by reason of their status or service. These indemnification agreements also require us to advance all expenses incurred by the directors and executive officers in investigating or defending any such action, suit or proceeding. We believe that these agreements are necessary to attract and retain qualified individuals to serve as directors and executive officers.

Compensation Committee Interlocks and Insider Participation

In fiscal year 2021, the members of our Talent and Compensation Committee were Chelsea Clinton, Nathaniel S. Turner (from January 1, 2021, to April 13, 2021), and William G. Robinson, Jr. (from April 13, 2021 through the end of the year). None of the members of our Talent and Compensation Committee in fiscal year 2021 was at any time during fiscal year 2021 or at any other time an officer or employee of the Corporation or any of its subsidiaries, and none had or have any relationships with the Corporation that are required to be disclosed under Item 404 of Regulation S-K.

None of our executive officers has served as a member of the board of directors or compensation committee (or similar committee) of any entity, other than Clover, that has one or more executive officers who have served as a member of our Board of Directors or Talent and Compensation Committee during fiscal year 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table provides information as of December 31, 2021, with respect to shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)(2)	(c)
Equity compensation plans approved by security holders	40,117,031 (1)	$8.88	26,227,905	(3)
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	40,117,031	$8.88	26,227,905
(1)    Amount includes 1,753,799 stock options, 4,578,089 RSUs and 358,160 PRSUs covering shares of Class A common stock granted under the 2020 Equity Incentive Plan (“2020 Plan”) and 16,713,492 PRSUs and 16,713,491 RSUs covering shares of Class B common stock granted under the 2020 Management Incentive Plan. Legacy Clover’s 2014 Equity Incentive Plan (“2014 Plan”) terminated in connection with the January 7, 2021 closing of the Business Combination and no further awards may be granted under it. The Corporation assumed the outstanding awards under the 2014 Plan, which consist of 31,155,472 stock options to purchase shares of Class A common stock, which have a weighted average exercise price of $2.35, and 10,750,133 covering shares of Class B common stock (which were converted from Class A common pursuant to the Business Combination upon assumption).
(2)    The calculation of the weighted average exercised price does not take into account shares to be issued under outstanding RSU and PRSU awards, which have no exercise price.
(3)    Includes 23,442,323 shares remaining for issuance under the 2020 Plan and 2,785,582 shares remaining for issuance or subject to outstanding purchase rights under the Employee Stock Purchase Plan (“ESPP”). The number of shares available for issuance under the 2020 Plan increases on the first day of each fiscal year beginning with the 2022 fiscal year to an amount equal to the lesser of (i) seven percent (7%) of the number of shares of Class A common stock outstanding on the last day of the immediately preceding fiscal year, and (ii) such number of shares determined by the Board of Directors; provided that for each fiscal year beginning with the 2025 fiscal year through the expiration of the 2020 Plan, each such increase shall be reduced to the lesser of five percent (5%) of the number of shares of Class A common stock on the last day of the immediately preceding fiscal year or such number of shares determined by the Board of Directors. On the first day of each fiscal year, beginning with the 2022 fiscal year and ending on (and including) the first day of the 2030 fiscal year, the calculation of the maximum number of shares available for issuance under the ESPP shall include automatic increases in an amount equal to the lesser of (x) 1.0% of the total number of shares of Class A common stock outstanding on the last day of the calendar month prior to the date of such automatic increase, and (y) such number of shares of Class A common stock as determined by the administrator of the ESPP; provided that the maximum number of shares of Class A common stock reserved under the ESPP shall not exceed 10.0% of the total outstanding capital stock of the Corporation (inclusive of the shares reserved under the ESPP) as of January 7, 2021, on an as-converted basis.

A description of the 2014 Equity Incentive Plan is included in Note 18 (Employee Benefit Plans) to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of February 7, 2022, by:
•each person who is known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of any class of our common stock;
•each of our named executive officers;
•each of our directors ; and
•all of our executive officers and directors, as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned by them, subject to community property laws where applicable. Shares of our common stock subject to stock options that are currently exercisable or exercisable within 60 days of February 7, 2022, and all shares of our common stock issuable pursuant to restricted stock units that will vest within 60 days of February 7, 2022, are deemed to be outstanding and to be beneficially owned by the person holding the stock options or restricted stock units for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The percentage ownership of the common stock is based on 378,521,950 shares of Class A Common Stock and 94,746,806 shares of Class B Common Stock outstanding as of February 7, 2022. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Clover Health Investments, Corp., 3401 Mallory Lane, Suite 210, Franklin, Tennessee 37067.

Name and Address of Beneficial Owner	Number of Shares of Class A Common Stock	% of Class A Common Stock	Number of Shares of Class B Common Stock	% of Class B Common Stock	% of Total Voting Power**
5% Holders
Entities affiliated with Vivek Garipalli(1)	—	—	83,584,543	88.2	63.0
Greenoaks Capital and affiliated entities(2)	24,847,610	6.6	—	—	1.9
Entities affiliated with Chamath Palihapitiya(3)	30,147,610	8.0	284,891	*	2.5
The Vanguard Group, Inc. (4)	25,887,351	6.8	—	—	2.0
Executive Officers and Directors
Vivek Garipalli(5)	—	—	85,262,416	90.0	64.3
Andrew Toy(6)	—	—	12,790,323	11.9	8.8
Joseph Wagner	—	—	158,605	*	*
Mark C. Herbers	—	—	—	—	—
Jamie L. Reynoso(7)	60,462	*	517,017	*	*
Prabhdeep Singh	—	—	—	—	—
Chelsea Clinton(8)	—	—	499,390	*	*
Lee A. Shapiro	27,100	*	—	—	—
Nathaniel S. Turner(9)	—	—	1,324,728	1.4	1.0
Demetrios L. Kouzoukas	—	—	—	—	—
William G. Robinson, Jr.	27,100	*	—	—	—
All executive officers and directors as a group (11 persons) (10)	114,662	*	100,552,479	92.5	68.6
*    Less than one percent.
**    Percentage of total voting power represents voting power with respect to all shares of Class A common stock and Class B common stock, as a single class. Each share of Class B common stock is entitled to ten votes per share and each share of Class A common stock is entitled to one vote per share.
(1)    Consists of (i) 5,645,934 shares of Class B common stock held by Caesar Ventures, LLC (Caesar Ventures), (ii) 2,062,265 shares of Class B common stock held by Caesar Clover, LLC (Caesar Clover), (iii) 75,694,143 shares of Class B common stock held by NJ Healthcare Investments, LLC (NJ Healthcare), and (iv) 182,201 shares of Class B common stock held by Titus Ventures, LLC (Titus Ventures). Mr. Garipalli serves as the sole manager of Caesar Ventures, Caesar Clover, NJ Healthcare and Titus Ventures, respectively. Therefore, Mr. Garipalli may be deemed to share voting power and dispositive power over the shares held by these entities.
(2)    Based on information contained in a Schedule 13G/A filed with the Securities and Exchange Commission on December 10, 2021, consists of (i) 1,004,577 shares of Class A common stock held of record by Greenoaks Capital MS LP – Banting Series, (ii) 771,331 shares of Class A common stock held of record by Greenoaks Capital MS LP – Blackwell Series, (iii) 2,169,635 shares of Class A common stock held of record by Greenoaks Capital MS LP – Joslin Series, (iv) 679,056 shares of Class A common stock held of record by Greenoaks Capital MS LP – Osler Series, (v) 3,009,089 shares of Class A common stock held of record Greenoaks Capital Opportunities Fund, L.P., (vi) 6,514,694 shares of Class A common stock held of record by Greenoaks Capital MS LP – Lister Series, (vii) 8,024,421 shares of Class A common stock held of record by Greenoaks Magnolia Fund LP, (viii) 2,674,807 shares of Class A common stock held of record by Greenoaks Magnolia MS Fund LP – Pasteur Series, (ix) 157,158 shares of Class A common stock held of record by Neil Mehta, (x) 440,655 shares of Class A common stock held of record by Neil Mehta Separate Property Trust and (xi) 309,133 shares of Class A common stock held by the Peretz Family Trust. Greenoaks Capital Partners LLC is the investment adviser to these entities and related persons or entities. Each of Neil Mehta and Benjamin Peretz is a managing member of Greenoaks Capital Partners LLC. Therefore, Mr. Peretz and Mr. Mehta may be deemed to share voting power and dispositive power over the shares held by these entities and related persons or related entities. The principal business address of each of these entities and related persons or entities is 535 Pacific Avenue, 4th Floor, San Francisco, California 94133.
(3)    Based on information contained in a Schedule 13D/A filed with the Securities and Exchange Commission on January 14, 2022, consists of (i) 28,408,480 shares of Class A common stock held by ChaChaCha SPAC C LLC, (ii) 1,739,130 shares of Class A common stock held by SC Master Holdings, LLC. and (iii) 284,891 shares of Class B common stock held by Social + Capital Partnership III. Mr. Palihapitiya beneficially owns shares held by ChaChaCha SPAC C LLC, SC Master Holdings, LLC and Social + Capital Partnership III by virtue of his voting and investment control over these entities. All the shares held by ChaChaCha SPAC C LLC are subject to a pledge in favor of Credit Suisse AG, New York Branch as collateral with respect to a loan agreement. The address of these entities is 317 University Ave, Suite 200, Palo Alto, CA 94301. Includes 2,245,980 shares of Class A common stock received upon exercise of warrants.
(4)    Based on information contained in a Schedule 13G/A filed with the Securities and Exchange Commission on February 9, 2022, The Vanguard Group, Inc. (Vanguard), an independent advisor, has sole voting power over 0 shares of Class A common stock, shared voting power over 94,531 shares of Class A common stock, sole dispositive power over 25,566,805 shares of Class A common stock and shared dispositive power over 320,546 shares of Class A common stock. The Schedule 13G/A filed by Vanguard provides information only as of December 31, 2021 and, consequently, the beneficial ownership of Vanguard may have changed between December 31, 2021 and February 7, 2022. The principal business address of Vanguard is 100 Vanguard Blvd., Malvern, PA 19355.
(5)    Consists of (i) the shares listed in footnote (1) of which Mr. Garipalli may be deemed to share voting and dispositive power, and (ii) 1,677,873 shares of Class B common stock held directly by Mr. Garipalli.
(6)    Consists of 12,790,323 shares of Class B common stock issuable upon exercise of options exercisable on or within 60 days of February 7, 2022.
(7)    Consists of (i) 517,017 shares of Class B common stock issuable upon exercise of options exercisable on or within 60 days of February 7, 2022, and (ii) 60,462 shares of Class A common stock.

(8) Consists of 499,390 shares of Class B common stock issuable upon exercise of options exercisable on or within 60 days of February 7, 2022.
(9)    Consists of 1,324,728 shares of Class B common stock held by Multiple Holdings, LLC. Nathaniel S. Turner is a partner in Multiple Holdings, LLC and may be deemed to share voting power and dispositive power over these shares. The address of Multiple Holdings, LLC is 180 Varick Street, Suite 1220 New York, NY 10014.
(10)    Consists of (i) 114,662 shares of Class A common stock, (ii) 86,587,144 shares of Class B common stock and (iii) 13,965,335 shares of Class B common stock issuable upon exercise of options exercisable within 60 days of February 7, 2022.

Item 13. Certain Relationships and Related Person Transactions, and Director Independence
Related Person Transactions Policy

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

Although, prior to the Closing, we did not have a written policy for the review and approval of transactions with related persons, our Board of Directors historically reviewed and approved any transaction where a director or officer had a financial interest, including all of the transactions described above. Prior to approving such a transaction, the material facts as to a director’s or officer’s relationship or interest as to the agreement or transaction were disclosed to our Board of Directors. Our Board of Directors would take this information into account when evaluating the transaction and in determining whether such transaction was fair to our company and in the best interest of all of our stockholders.
Other than compensation arrangements for our directors and executive officers, which are described elsewhere in this report, the following describes transactions since January 1, 2021, and each currently proposed transaction in which:
•we or SCH have been or are to be a participant;
•the amounts involved exceeded or will exceed $120,000; and
•any of our directors, executive officers, or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Registration Rights Agreement

In connection with the Closing, we, the Sponsor, SCH’s independent directors, certain stockholders of Clover, including entities affiliated with Mr. Garipalli, our Chief Executive Officer, entities affiliated with Greenoaks Capital, which was a holder of more than 5% of our outstanding capital stock, and entities affiliated with our director, Nathaniel S. Turner, and the other parties thereto entered into an Amended and Restated Registration Rights Agreement dated as of January 7, 2021 (the “Registration Rights Agreement”). Under the Registration Rights Agreement, we are obligated to file a registration statement to register the resale of shares of our Class A common stock held by the parties thereto and the private placement warrants held by the Sponsor and shares of our Class A common stock issuable upon the exercise of the private placement warrants. The Registration Rights Agreement will terminate on the earlier of (i) the tenth anniversary of the date of the Registration Rights Agreement or (ii) with respect to any party thereto, on the date that such party no longer holds any registrable securities.
Pre-Business Combination Related Party Transactions of Clover
Hospital Contracts

We have various contracts with IJKG Opco LLC (d/b/a CarePoint Health—Bayonne Medical Center), Hudson Hospital Opco LLC (d/b/a CarePoint Health—Christ Hospital) and Hoboken University Medical Center Opco LLC (d/b/a CarePoint Health—Hoboken University Medical Center), which collectively do business as CarePoint Health System. CarePoint Health System is ultimately held and controlled by Mr. Garipalli, our Chief Executive Officer, and who, through his affiliated entities, owns greater than 5% of our capital stock. The Corporation contracts with CarePoint Health for the provision of inpatient and hospital-based outpatient services. Expenses and fees incurred related to these contracts, recorded in MA net medical claims incurred, were $12.7 million for the year ended December 31, 2021.

Service contracts

We have a contract with Medical Records Exchange, LLC (d/b/a ChartFast) pursuant to which we receive administrative services related to medical records via ChartFast’s electronic applications and web portal platform. ChartFast is ultimately owned and controlled by Mr. Garipalli. Expenses and fees related to this agreement were $0.2 million for the year ended December 31, 2021.

The Corporation has contracted with Rogue Trading, LLC (Rogue), a marketing services provider. The Corporation’s President and Chief Technology Officer, Andrew Toy, is related to the Chief Executive Officer of Rogue. Expenses and fees related to these contracts were $0.3 million for the years ended December 31, 2021.
On July 2, 2021, the Corporation signed a contract with Thyme Care, Inc. (Thyme Care), an oncology benefit management company, through which Thyme Care will provide concierge cancer coordination services to the Corporation’s Medicare Advantage members in New Jersey and develop a provider network to help ensure member access to high-value oncology care. Mr. Garipalli is a member of Thyme Care’s Board of Directors. Expenses and fees incurred related to this agreement were $0.3 million for the year ended December 31, 2021.

Executive Compensation and Employment Arrangements

See the “Executive Compensation” section in this report for information on compensation arrangements with our executive officers and directors, which include, among other things, stock awards, agreements with executive officers and certain other benefits, and for information on termination arrangements with executive officers.
Limitation of Liability and Indemnification of Directors and Officers

Our amended and restated certificate of incorporation contain provisions that limit the liability of our directors for monetary damages to the fullest extent permitted by Delaware law. Consequently, our directors will not be personally liable to us or our stockholders for monetary damages for any breach of fiduciary duties as directors, except liability for the following:
•for any breach of their duty of loyalty to us or our stockholders;
•for any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
•unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; or
•for any transaction from which they derived an improper personal benefit.

Our amended and restated bylaws provide that we shall indemnify, to the fullest extent permitted by law, any person who is or was a party or is threatened to be made a party to any action, suit or proceeding, by reason of the fact that he or she is or was one of our directors or officers or is or was serving at our request as a director or officer of another corporation, partnership, joint venture, trust or other enterprise. Our amended and restated bylaws provide that we may indemnify our employees or agents. Our amended and restated bylaws also provide that we must advance expenses incurred by or on behalf of a director or officer in advance of the final disposition of any action or proceeding, subject to limited exceptions.

We maintain insurance policies under which, subject to the limitations of the policies, coverage is provided to our directors and officers against loss arising from claims made by reason of breach of fiduciary duty or other wrongful acts as a director or officer, including claims relating to public securities matters, and to us with respect to payments that may be made by us to these officers and directors pursuant to our indemnification obligations or otherwise as a matter of law.

We entered into indemnification agreements with each of our directors and executive officers that are broader than the specific indemnification provisions contained in the Delaware General Corporation Law. These indemnification agreements require us, among other things, to indemnify our directors and executive officers against liabilities that may arise by reason of their status or service. These indemnification agreements also require us to advance all expenses incurred by the directors and executive officers in investigating or defending any such action, suit or proceeding. We believe that these agreements are necessary to attract and retain qualified individuals to serve as directors and executive officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling our company pursuant to the foregoing provisions, we have been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Pre-Business Combination Related Party Transactions of SCH

Private Placement Warrants

Simultaneously with the consummation of the initial public offering of SCH, the Sponsor purchased 10,933,333 private placement warrants to purchase one SCH Class A ordinary share at an exercise price of $11.50 at a price of $1.50 per warrant, or 16.4 million in the aggregate, in a private placement. A portion of the proceeds from the sale of the private placement warrants was placed in the trust account of SCH. In connection with the Business Combination, upon the Domestication, each of the 10,933,333 private placement warrants automatically converted into a warrant to acquire one share of our Class A common stock. In the third quarter of 2021, we announced that we were redeeming all of the outstanding private placement warrants. Prior to the redemption date, all private placement warrants were exercised on a cashless basis in exchange for an aggregate of 2,722,399 shares of our Class A common stock.

Subscription Agreements

Concurrently with the execution of the Merger Agreement, we entered into subscription agreements with the PIPE investors that are existing directors, officers or equity holders of the Sponsor and its affiliates (together with their permitted transferees) (collectively, the “Sponsor Related PIPE Investors”), pursuant to which the Sponsor Related PIPE Investors have subscribed for shares of our Class A common stock in connection with the PIPE Investment. Certain of the Sponsor Related PIPE Investors are expected to fund $152,000,000 of the PIPE Investment, for which they will receive 15,200,000 shares of our Class A common stock. Specifically, (i) ChaChaCha SPAC C LLC, an entity affiliated with Chamath Palihapitiya (SCH’s Chairman and Chief Executive Officer), subscribed for 10,000,000 shares of our Class A common stock, (ii) Hedosophia Group Limited, an entity affiliated with Ian Osborne (SCH’s President and director), subscribed for 5,000,000 shares of our Class A common stock and (iii) Jacqueline D. Reses subscribed for 200,000 shares of our Class A common stock.

The PIPE Investment was consummated concurrently with the Closing.

Director Independence

In evaluating the independence of our board members and the composition of the committees of our board, we utilize the definition of “independence” as that term is defined by the Nasdaq Listing Rules. The Nasdaq listing rules generally require that a majority of the members of a listed company’s Board of Directors be independent within specified periods following the completion of an initial public offering. In addition, the listing rules generally require that, subject to specified exceptions, each member of a listed company’s audit, compensation and governance committees be independent.

Audit Committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries, or be an affiliated person of the listed company or any of its subsidiaries. Compensation committee members must also satisfy the independence criteria as required by Rule 10C-1 under the Exchange Act.

Our Board of Directors has determined that none of the members of our Board of Directors other than Messrs. Garipalli and Toy has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of the members of our Board of Directors other than Messrs. Garipalli and Toy, and each of the members of the Audit Committee, Talent and Compensation Committee, and Nominating and Corporate Governance Committee, is “independent” as that term is defined under the Nasdaq rules.

Item 14. Principal Accounting Fees and Services
The table below sets forth the aggregate fees billed by Ernst & Young LLP in 2021 and 2020.

	2021	2020
Audit Fees (1)	$1,358,375	$935,100
Audit Related Fees (2)	46,125	45,000
Tax Fees (3)	211,595	313,800
All Other Fees (4)	125,000	1,116,487
Total	$1,741,095	$2,410,387
(1) Audit fees principally related to the audit of our annual financial statements, the review of our quarterly financial statements included in our Quarterly Reports on Form 10-Q, and the audit of our internal control over financial reporting. Audit fees also relate to services such as subsidiary and statutory audits.
(2) Audit Related Fees principally relate to audits of employee benefit plans, review of internal controls for selected information systems, and due diligence work.
(3) Tax Fees principally relate to the preparation of tax returns and compliance services and tax planning and consultation services.
(4) All Other Fees relate to non-tax related advisory and consulting services, including fees billed for services involving due diligence performed in connection with directors’ and officers’ insurance under SCH’s engagement entered into prior to the Clover Health Business Combination, a Section 382(g) analysis, registration work in connection with a potential initial public offering, and special purpose acquisition vehicle advisory work.
Pre-Approval Policy
The Corporation’s Audit Committee was formed in connection with the Business Combination. As a result, the Audit Committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our Audit Committee were approved by our Board of Directors. Since the formation of our Audit Committee, and on a going-forward basis, the Audit Committee has pre-approved and will continue to pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the Audit Committee prior to the completion of the audit).

Part IV

Item 15. Exhibits and Financial Statement Schedules.
(a) The Financial Statements, Financial Statement Schedules, and exhibits set forth below are filed as part of this report.
(1) Financial Statements - The response to this portion of Item 15 is submitted as Item 8 of Part II of this report.
(2) Financial Statement Schedules - The response to this portion of Item 15 is submitted as Item 8 of Part II of this report.
(3) A list of exhibits to this Form 10-K is set forth below:

			Incorporated by reference
Exhibit No.	Exhibit title	Form	File No.	Exhibit No.	Filing date	Filed or furnished herewith
2.1	Agreement and Plan of Merger, dated as of October 5, 2020, by and among the Registrant, Asclepius Merger Sub Inc. and Clover Health Investments, Corp.	8-K	001-39252	2.1	10/6/2020
2.1(a)	Amendment to the Agreement and Plan of Merger, dated as of December 8, 2020	8-K	001-39252	2.1	12/10/2020
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39252	3.1	1/12/2021
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-39252	3.2	1/12/2021
4.1	Specimen Class A Common Stock Certificate of the Registrant	S-4/A	333-249558	4.5	11/20/2020
4.2	Specimen Class B Common Stock Certificate of the Registrant	S-4/A	333-249558	4.6	11/20/2020
4.3	Description of Securities					X
10.1	Form of Indemnification Agreement	8-K	001-39252	10.2	1/12/2021
10.2	Amended and Restated 2014 Equity Incentive Plan, and forms of agreement thereunder	S-4	333-249558	10.15	10/20/2020
10.3	2020 Equity Incentive Plan and forms of agreement thereunder	8-K	001-39252	10.4	1/12/2021
10.4	2020 Employee Stock Purchase Plan	8-K	001-39252	10.5	1/12/2021
10.5	Management Incentive Plan	8-K	001-39252	10.6	1/12/2021
10.6	Executive Incentive Bonus Plan	8-K	001-39252	10.7	1/12/2021
10.7	Non-Employee Director Compensation Policy	8-K	001-39252	10.8	1/12/2021
10.8	Employment Agreement dated as of December 31, 2020, by and between the Registrant and Vivek Garipalli	8-K	001-39252	10.9	1/12/2021
10.9	Employment Agreement dated as of December 31, 2020, by and between the Registrant and Andrew Toy	8-K	001-39252	10.10	1/12/2021
10.10	Letter Agreement dated as of August 13, 2021, by and between the Registrant and Joseph Wagner	10-Q	001-39252	10.1	11/09/2021
10.11	Agreement for the Provision of Interim Management Services between the Registrant and AP Services, LLC	8-K	001-39252	10.2	11/09/2021
10.12	Employment Agreement, effective as of December 31, 2021, between the Registrant and Jamie L. Reynoso					X
10.13	Employment Agreement, effective as of July 6, 2021, between the Registrant and Prabhdeep Singh					X
10.14	Letter Agreement, dated January 19, 2022, between the Registrant and Gia Lee					X
21.1	List of Subsidiaries	8-K	001-39252	21.1	1/12/2021
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included on signature page)					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_____________
† Furnished and not filed.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Clover Health Investments, Corp.

Date: February 28, 2022	By:	/s/ Vivek Garipalli
Vivek Garipalli
Chief Executive Officer

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

Signature	Title	Date

/s/ Vivek Garipalli	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	Date: February 28, 2022
Vivek Garipalli

/s/ Andrew Toy	President, Chief Technology Officer and Director	Date: February 28, 2022
Andrew Toy

/s/ Mark C. Herbers	Interim Chief Financial Officer (Principal Financial Officer, and Principal Accounting Officer)	Date: February 28, 2022
Mark C. Herbers

/s/ Chelsea Clinton	Director	Date: February 28, 2022
Chelsea Clinton

/s/ Demetrios L. Kouzoukas	Director	Date: February 28, 2022
Demetrios L. Kouzoukas

/s/ Lee A. Shapiro	Director	Date: February 28, 2022
Lee A. Shapiro

/s/ Nathaniel S. Turner	Director	Date: February 28, 2022
Nathaniel S. Turner

/s/ William G. Robinson, Jr.	Director	Date: February 28, 2022
William G. Robinson, Jr.