Form 10-Q
period 2022-03-31
CLOVER HEALTH INVESTMENTS, CORP. /DE
filed 2022-05-09
CIK 1801170

I I 😀🚩🚩2w

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of May 2, 2022, the registrant had 378,916,307 shares of Class A Common Stock, $0.0001 par value per share, and 94,446,449 shares of Class B Common Stock, $0.0001 par value per share, issued and outstanding.

As used in this report, "Company," "Clover," "Clover Health," "we," "us," "our," and similar terms refer to Clover Health Investments, Corp. and its consolidated subsidiaries, unless otherwise noted or the context otherwise requires.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements contained in this document other than statements of historical fact, including statements regarding our future results of operations, financial position, market size and opportunity, our business strategy and plans, the factors affecting our performance and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "could," "should," “would," "can," "expect," "project," "outlook," "forecast," "objective," "plan," "potential," "seek," "grow," "target," "if," and the negative or plural of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including the risk factors described in our filings with the Securities and Exchange Commission (the "SEC"). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this document may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements contained in this document involve a number of judgments, risks and uncertainties, including, without limitation, risks related to:

•our expectations regarding results of operations, financial condition, and cash flows;
•our expectations regarding the development and expansion of our Insurance and Non-Insurance businesses;
•our ability to successfully enter new service markets and manage our operations;
•anticipated trends and challenges in our business and in the markets in which we operate;
•our ability to expand our beneficiary base and provider network;
•our ability to maintain and increase adoption and use of the Clover Assistant;
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
•any current, pending, or future legislation, regulations or policies that could have a negative effect on our revenue and businesses, including rules, regulations, and policies relating to healthcare and Medicare;
•our ability to maintain or improve our Star Ratings or otherwise continue to improve the financial performance of our business;
•our ability to maintain, protect, and enhance our intellectual property; and
•general economic conditions, including the societal and economic impact of the COVID-19 pandemic and its variants, and geopolitical uncertainty and instability.

We caution you that the foregoing list of judgments, risks, and uncertainties that may cause actual results to differ materially from those in the forward-looking statements may not be complete. You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur or may be materially different from what we expect. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by law, we undertake no obligation to update any of these forward-looking statements after the date of this document or to conform these statements to actual results or revised expectations.

This document contains estimates, projections, and other information concerning our industry, our business, and the markets for our products. We obtained the industry, market, and similar data set forth in this document from our own internal estimates and research and from industry research, publications, surveys, and studies conducted by third parties, including governmental agencies, and such information is inherently subject to uncertainties. Actual events or circumstances may differ materially from events and circumstances that are assumed in this information. You are cautioned not to give undue weight to any such information, projections, or estimates.

As a result of a number of known and unknown risks and uncertainties, including without limitation, the important factors described in our reports filed with the SEC, including the discussion under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC and available on its website at www.sec.gov, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements.

Additional Information

Our website address is www.cloverhealth.com. Our filings with the SEC are posted on our website and available free of charge as soon as reasonably practical after they are electronically filed with, or furnished to, the SEC. The SEC's website, www.sec.gov, contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. The content on our website or on any other website referred to in this document is not incorporated by reference in this document. Further, the Company's references to website URLs are intended to be inactive textual references only.

Channels for Disclosure of Information

Investors and others should note that we routinely announce material information to investors and the marketplace using filings with the SEC, press releases, public conference calls, presentations, webcasts, and the investor relations page of our website. We use the investor relations page of our website for purposes of compliance with Regulation FD and as a routine channel for distribution of important information, including news releases, analyst presentations, financial information, and corporate governance practices. We also intend to use certain social media channels as a means of disclosing information about the Company and our products to our customers, investors, and the public, including @CloverHealth and #CloverHealth on Twitter, and the LinkedIn account of our President, Andrew Toy. The information posted on social media channels is not incorporated by reference in this report or in any other report or document we file with the SEC. While not all of the information that we post to the investor relations page of our website or to social media accounts is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media, and others interested in the Company to review the information that we share at the "Investors" link located at the bottom of our webpage at https://investors.cloverhealth.com/investor-relations and to sign up for and regularly follow our social media accounts. Users may automatically receive email alerts and other information about the Company when enrolling an email address by visiting "Email Alerts" in the "Investor Resources" section of our website at https://investors.cloverhealth.com/investor-relations.

Operating Segments

We have updated the names of our Medicare Advantage and Direct Contracting segments to the Insurance and Non-Insurance segments, respectively. We believe that this approach better reflects each segment’s current role and contribution to its business. There has been no change to the existing composition of these segments, and previously reported consolidated and segment-level financial results of the Company were not impacted by these changes. Defined terms and metrics in this report reflect the new segment names.

Part I
Item 1. Financial Statements and Supplementary Data

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	March 31, 2022 (Unaudited)	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$273,831	$299,968
Short-term investments	212,258	293,851
Investment securities, available-for sale (Amortized cost: 2022: $77,855; 2021: $21,142)	77,401	21,131
Investment securities, held-to-maturity (Fair value: 2022: $306; 2021: $307)	305	305
Accrued retrospective premiums	57,681	34,923
Other receivables	13,731	14,282
Healthcare receivable	42,179	48,042
Non-Insurance performance year receivable	1,760,144	—
Surety bonds and deposits	14,769	12,613
Prepaid expenses	21,937	9,409
Other assets, current	17,181	18,022
Total current assets	2,491,417	752,546

Investment securities, available-for sale (Amortized cost: 2022: $165,503; 2021: $177,527)	158,699	175,604
Investment securities, held-to-maturity (Fair value: 2022: $367; 2021: $364)	350	335
Equity method investment	3,177	—
Property and equipment, net	2,311	2,287
Operating lease right-of-use assets	5,000	5,367
Goodwill and other intangible assets	4,233	4,233
Other assets, non-current	14,707	10,432
Total assets	$2,679,894	$950,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	March 31, 2022 (Unaudited)	December 31, 2021
Liabilities and Stockholders' Equity
Current liabilities
Unpaid claims	$164,240	$138,604
Due to related parties, net	1,950	2,320
Non-Insurance performance year obligation, current	1,780,297	36,891
Non-Insurance payable	81,003	37,773
Accounts payable and accrued expenses	27,451	28,129
Accrued salaries and benefits	11,590	15,147
Operating lease liabilities	2,411	3,059
Premium deficiency reserve	82,971	110,628
Other liabilities, current	110	73
Total current liabilities	2,152,023	372,624

Notes and securities payable, net of discounts and deferred issuance costs	19,947	19,938
Long-term operating lease liabilities	4,947	4,830
Other liabilities, non-current	13,164	14,095
Total liabilities	2,190,081	411,487
Commitments and Contingencies (Note 15)
Stockholders' equity
Class A Common Stock, $0.0001 par value; 2,500,000,000 shares authorized as of March 31, 2022, and December 31, 2021; 378,854,310 and 352,645,626 issued and outstanding as of March 31, 2022, and December 31, 2021, respectively	37	34
Class B Common Stock, $0.0001 par value; 500,000,000 shares authorized as of March 31, 2022, and December 31, 2021; 94,448,208 and 118,206,768 issued and outstanding as of March 31, 2022, and December 31, 2021, respectively	9	12
Additional paid-in capital	2,195,158	2,154,187
Accumulated other comprehensive loss	(7,258)	(1,934)
Accumulated deficit	(1,692,047)	(1,616,738)
Less: Treasury stock, at cost; 1,893,793 and 14,730 shares held as of March 31, 2022, and December 31, 2021, respectively	(6,086)	(147)
Clover stockholders' equity	489,813	535,414
Noncontrolling interest	—	3,903
Total stockholders' equity	489,813	539,317
Total liabilities and stockholders' equity	$2,679,894	$950,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
(Dollars in thousands, except per share and share amounts)

	Three Months Ended March 31,
	2022	2021
Revenues:
Premiums earned, net (Net of ceded premiums of $119 and $124 for the three months ended March 31, 2022 and 2021, respectively)	$278,169	$199,376
Non-Insurance revenue	594,898	—
Other income	1,312	949
Total revenues	874,379	200,325

Operating expenses:
Net medical claims incurred	861,722	214,420
Salaries and benefits	69,091	66,024
General and administrative expenses	57,697	38,618
Premium deficiency reserve benefit	(27,657)	—
Depreciation and amortization	826	160
Other expense	—	191
Total operating expenses	961,679	319,413
Loss from operations	(87,300)	(119,088)

Change in fair value of warrants payable	—	(85,506)
Interest expense	403	1,175
Amortization of notes and securities discounts	—	13,660
Gain on investment	(12,394)	—
Net loss	$(75,309)	$(48,417)

Per share data:
Net loss per share attributable to Class A and Class B common stockholders – basic and diluted (1)	$(0.16)	$(0.13)
Weighted average number of common shares outstanding
Basic and diluted weighted average number of Class A and Class B common shares and common share equivalents outstanding (1)	473,028,651	376,170,545

Net unrealized loss on available-for-sale investments	$(5,324)	$(493)
Comprehensive loss	$(80,633)	$(48,910)
(1) Because the Company had a net loss during the three months ended March 31, 2022 and 2021, the Company's potentially dilutive securities, which include stock options, restricted stock, preferred stock, and warrants to purchase shares of common stock and preferred stock, have been excluded from the computation of diluted net loss per share, as the effect would be anti-dilutive.
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands, except share amounts)

	Convertible Preferred stock		Class A and Class B Common Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2020	139,444,346	$447,747	89,206,266	$9	—	$—	$411,867	$(1,028,982)	$10	$3,903	$(613,193)
Stock issuance for exercise of stock options, net of early exercise liability	—	—	761,480	—	—	—	1,282	—	—	—	1,282
Stock-based compensation	—	—	—	—	—	—	42,713	—	—	—	42,713
Unrealized holdings loss on investment securities, available-for-sale	—	—	—	—	—	—	—	—	(493)	—	(493)
Preferred stock conversion	(139,444,346)	(447,747)	139,444,346	14	—	—	447,733	—	—	—	447,747
Issuance of common stock related to exercises of legacy warrants	—	—	7,205,490	1	—	—	97,781	—	—	—	97,782
Convertible debt conversion and other issuances	—	—	75,084,703	7	—	—	16,052	—	—	—	16,059
Issuance of common stock in connection with Business Combination and PIPE offering	—	—	96,398,800	15	—	—	666,232	—	—	—	666,247
Capital contribution for extinguishment of debt	—	—	—	—	—	—	126,795	—	—	—	126,795
Acquisition of Public and Private Placement Warrants	—	—	—	—	—	—	(147,582)	—	—	—	(147,582)
Net loss	—	—	—	—	—	—	—	(48,417)	—	—	(48,417)
Balance, March 31, 2021	—	$—	408,101,085	$46	—	$—	$1,662,873	$(1,077,399)	$(483)	$3,903	$588,940

Balance, December 31, 2021	—	$—	470,852,394	$46	14,730	$(147)	$2,154,187	$(1,616,738)	$(1,934)	$3,903	$539,317
Stock issuance for exercise of stock options, net of early exercise liability	—	—	151,620	—	—	—	331	—	—	—	331
Stock-based compensation	—	—	—	—	—	—	40,640	—	—	—	40,640
Vested restricted stock units	—	—	2,074,756	—	—	—	—	—	—	—	—
Vested performance restricted stock units	—	—	8,951	—	—	—	—	—	—	—	—
Unrealized holdings loss on investment securities, available-for-sale	—	—	—	—	—	—	—	—	(5,324)	—	(5,324)
Treasury stock acquired	—	—	—	—	1,879,063	(5,939)	—	—	—	—	(5,939)
Issuance of common stock under Employee Stock Purchase Plan	—	—	214,797	—	—	—	—	—	—	—	—
Derecognition of noncontrolling interest	—	—	—	—	—	—	—	—	—	(3,903)	(3,903)
Net loss	—	—	—	—	—	—	—	(75,309)	—	—	(75,309)
Balance, March 31, 2022	—	$—	473,302,518	$46	1,893,793	$(6,086)	$2,195,158	$(1,692,047)	$(7,258)	$—	$489,813
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(75,309)	$(48,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	826	160
Amortization of notes and securities discounts and debt issuance costs	—	13,660
Stock-based compensation expense	40,640	42,713
Change in fair value of warrants payable and amortization of warrants	—	(85,506)
Accretion, net of amortization	(17)	52
Net realized losses on investment securities	—	61
Gain on investment	(12,394)	—
Premium deficiency reserve	(27,657)	—
Changes in operating assets and liabilities:
Accrued retrospective premiums	(22,758)	(19,350)
Other receivables	551	(7,843)
Performance year receivable	(16,738)	—
Surety bonds and deposits	(2,156)	—
Prepaid expenses	(12,528)	(6,294)
Other assets	1,432	(6,622)
Healthcare receivables	5,863	8,520
Operating lease right-of-use assets	1,015	881
Unpaid claims	25,266	13,606
Accounts payable and accrued expenses	(678)	(4,502)
Accrued salaries and benefits	(3,557)	6,874
Other liabilities	(894)	151
Non-Insurance payable	43,230	—
Operating lease liabilities	(1,179)	(1,013)
Net cash used in operating activities	(57,042)	(92,869)
Cash flows from investing activities:
Purchases of short-term investments, available-for-sale, and held-to-maturity securities	(113,079)	(274,909)
Proceeds from sales of short-term investments and available-for-sale securities	—	17,267
Proceeds from maturities of short-term investments and available-for-sale securities	150,000	265
Purchases of property and equipment	(158)	(99)
Acquisition of Clover Therapeutics Series A preferred shares	(250)	—
Net cash provided by (used in) investing activities	36,513	(257,476)
Cash flows from financing activities:
Payment of notes payable principal	—	(5,020)
Issuance of common stock, net of early exercise liability	331	1,282
Proceeds from reverse recapitalization, net of transaction costs	—	666,242
Treasury stock acquired	(5,939)	—
Net cash (used in) provided by financing activities	(5,608)	662,504
Net (decrease) increase in cash and cash equivalents	(26,137)	312,159
Cash and cash equivalents, beginning of period	299,968	92,348
Cash and cash equivalents, end of period	$273,831	$404,507
Supplemental cash flow disclosures
Cash paid during the period for interest	$—	$812
Supplemental disclosure of non-cash activities
Performance year receivable	$(1,743,406)	$—
Performance year obligation	1,743,406	—
Conversion of preferred stock to common stock	—	447,747
Issuance of common stock related to convertible debt	—	16,059
Capital contribution for extinguishment of debt	—	126,795
Issuance of common stock related to warrants exercised	—	97,782
Acquisition of Public and Private Warrants	—	147,582
Right-of-use assets obtained in exchange for lease liabilities	648	101
Recognition of equity method investments and preferred stock	8,644	—
Derecognition of noncontrolling interest	3,903	—
Conversion of Clover Therapeutics convertible note to preferred stock	250	—
The accompanying notes are an integral part of these consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization and Operations
Clover Health Investments, Corp. (collectively with its affiliates and subsidiaries, "Clover" or the "Company") is singularly focused on creating great, sustainable healthcare to improve every life. Clover has centered its strategy on building and deploying technology through its flagship software platform, the Clover Assistant, to help America’s seniors receive better care at lower costs.
Clover provides affordable, high-quality Medicare Advantage (MA) plans, including Preferred Provider Organization (PPO) and Health Maintenance Organization (HMO) plans, through its regulated insurance subsidiaries. The Company's regulated insurance subsidiaries consist of Clover Insurance Company and Clover HMO of New Jersey Inc., which operate the Company's PPO and HMO health plans, respectively. On April 1, 2021, the Company's subsidiary, Clover Health Partners, LLC, began participating as a Direct Contracting Entity (DCE) in the Global and Professional Direct Contracting Model (DC Model) of the Centers for Medicare and Medicaid Services (CMS), an agency of the United States Department of Health and Human Services, through which the Company provides care to aligned Original Medicare beneficiaries (the "Non-Insurance Beneficiaries"). Medical Service Professionals of NJ, LLC, houses Clover's employed physicians and the related support staff for Clover's in-home care program. Clover's administrative functions and insurance operations are primarily operated by its Clover Health, LLC and Clover Health Labs, LLC subsidiaries.
Clover's approach is to combine technology, data analytics, and preventive care to lower costs and increase the quality of health and life of Medicare beneficiaries. Clover's technology platform uses machine learning-powered systems to deliver data and insights to physicians at the point of care in order to improve outcomes for beneficiaries and drive down costs. Clover's MA plans generally provide access to a wide network of primary care providers, specialists, and hospitals, enabling its members to see any doctor participating in Medicare willing to accept them. Clover focuses on minimizing members' out-of-pocket costs and offers many plans that allow members to pay the same co-pays for primary care provider visits regardless of whether their physician is in- or out-of-network. Through its Non-Insurance operations, which the Company previously referred to as its Direct Contracting operations, the Company assumes full risk (i.e., 100.0% shared savings and shared losses) for the total cost of care of aligned Non-Insurance Beneficiaries, empowers providers with the Clover Assistant, and offers a variety of programs aimed at reducing expenditures and preserving or enhancing the quality of care for Non-Insurance Beneficiaries. For additional information related to the Company's Non-Insurance operations, see Note 16 in this report.
Clover was originally incorporated as a Cayman Islands exempted company on October 18, 2019, as a special purpose acquisition company under the name Social Capital Hedosophia Holdings Corp. III (SCH). On October 5, 2020, SCH entered into a Merger Agreement (the "Merger Agreement") with Clover Health Investments, Corp., a corporation originally incorporated on July 17, 2014, in the state of Delaware (Legacy Clover). Pursuant to the Merger Agreement, and a favorable vote of SCH's stockholders at an extraordinary general meeting on January 6, 2021 (the "Special Meeting"), on January 7, 2021, Asclepius Merger Sub Inc., a Delaware corporation and a newly formed, wholly-owned subsidiary of SCH (Merger Sub), merged with and into Legacy Clover. The separate corporate existence of Merger Sub ceased, Legacy Clover survived and merged with and into SCH, with SCH as the surviving corporation, and SCH was redomesticated as a Delaware corporation and renamed Clover Health Investments, Corp. (the "Business Combination"). The Business Combination was accounted for as a reverse recapitalization in accordance with generally accepted accounting principles in the United States (GAAP). Under the guidance in Accounting Standards Codification (ASC) 805, Legacy Clover is treated as the "acquirer" for financial reporting purposes, Legacy Clover is deemed the accounting predecessor of the combined business, and Clover Health Investments, Corp., as the parent company of the combined business, is the successor Securities and Exchange Commission (SEC) registrant, meaning that Legacy Clover's financial statements for previous periods are disclosed in periodic reports filed with the SEC.
The Business Combination has had and will have a significant impact on the Company's future reported financial position and results as a consequence of the reverse recapitalization. The Business Combination closed on January 7, 2021, and on the following day the Company's Class A Common Stock and then outstanding public warrants were listed on the Nasdaq Global Select Market (Nasdaq) under the symbols "CLOV" and "CLOVW," respectively, for trading in the public market.
For additional information, see Note 1 (Organization and Operations) and Note 3 (Business Combination) included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Form 10-K").

2. Summary of Significant Accounting Policies
Basis of presentation
The Company's interim condensed consolidated financial statements have been prepared in conformity with GAAP and include the accounts of the Company and its wholly-owned subsidiaries. In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair presentation of its financial position and its results of operations for the interim periods presented. All material intercompany balances and transactions have been eliminated in consolidating these financial statements. Investments over which we exercise significant influence, but do not control, are accounted for using the applicable accounting treatment based on the nature of the investment. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in the 2021 Form 10-K.
Use of estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that impact the amounts reported in the condensed consolidated financial statements and the accompanying notes.
The areas involving the most significant use of estimates are the amounts of incurred but not reported claims. Many factors can cause actual outcomes to deviate from these assumptions and estimates, such as changes in economic conditions, changes in government healthcare policy, advances in medical technology, changes in treatment patterns, and changes in average lifespan. Accordingly, the Company cannot determine with precision the ultimate amounts that it will pay for, or the timing of payment of actual claims, or whether the assets supporting the liabilities will grow to the level the Company assumes prior to payment of claims. If the Company's actual experience is different from its assumptions or estimates, the Company's reserves may prove inadequate. As a result, the Company would incur a charge to operations in the period in which it determines such a shortfall exists, which could have a material adverse effect on the Company's business, results of operations, and financial condition. Other areas involving significant estimates include risk adjustment provisions related to Medicare contracts and the valuation of the Company's investment securities, goodwill and other intangible assets, reinsurance, premium deficiency reserve, warrants, embedded derivative related to convertible securities, stock-based compensation, recoveries from third parties for coordination of benefits, Direct Contracting benchmark, specifically cost trend and risk score estimates that can develop over time, and final determination of medical cost adjustment pools.
Equity method of accounting and variable interest entities
Investments in entities in which the Company does not have control but its ownership falls between 20.0% and 50.0%, or it has the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method of accounting.
The Company continuously assesses its partially-owned entities to determine if these entities are variable interest entities (VIEs) and, if so, whether the Company is the primary beneficiary and, therefore, required to consolidate the VIE. To make this determination, the Company applies a qualitative approach to determine whether the Company has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of, or the rights to receive benefits from, the VIE that could potentially be significant to that VIE. If the Company has an interest in a VIE but is determined to not be the primary beneficiary, the Company accounts for the interest under the equity method of accounting.
Segment information
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated on a regular basis by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources to an individual segment and in assessing performance. The Company's CODM is its Chief Executive Officer. The Company operates in two reporting segments: Insurance and Non-Insurance.
Performance guarantees
Certain of the Company's arrangements with third-party providers require it to guarantee the performance of its care network to CMS. As a result of the Company's participation in the DC Model, the Company determined that it was making a performance guarantee with respect to providers of Non-Insurance Beneficiaries that should be recognized in the financial statements. Accordingly, a liability for the performance guarantee was recorded on the Condensed Consolidated Balance Sheet. Each month, as the performance guarantee is fulfilled, the guarantee is amortized on a straight-line basis for the amount that represents the completed performance. With respect to each performance year in which the DCE is a participant, the final consideration due to the DCE from CMS (shared savings) or the consideration due to CMS from the DCE (shared loss) is reconciled in the subsequent years following the performance year. The shared savings or loss is measured periodically and will be applied to the Non-Insurance performance obligation if the

Company is in a probable loss position. The DCE has entered into a surety bond agreement with CMS and a third-party surety to cover the reserve requirement, which is fifty percent of the amount determined by the CMS agreement.
Capitalized software development costs - cloud computing arrangements
The Company's cloud computing arrangements mostly comprise hosting arrangements which are service contracts, whereby the Company gains remote access to use enterprise software hosted by the vendor or another third party on an as-needed basis for a period of time in exchange for a subscription fee. Implementation costs for cloud computing arrangements are capitalized if certain criteria are met and consist of internal and external costs directly attributable to developing and configuring cloud computing software for its intended use. These capitalized implementation costs are presented in the Condensed Consolidated Balance Sheets in other assets, and are generally amortized over the fixed, non-cancelable term of the associated hosting arrangement on a straight-line basis.
Deferred acquisition costs
Acquisition costs directly related to the successful acquisition of new business, which is primarily made up of commissions costs, are deferred and subsequently amortized. Deferred acquisition costs are recorded as other assets on the Condensed Consolidated Balance Sheet and are amortized over the estimated life of the related contracts. The amortization of deferred acquisition costs is recorded in general and administrative expenses in the Condensed Consolidated Statement of Operations and Comprehensive Loss. As of March 31, 2022, and December 31, 2021, there were no deferred acquisition costs as a result of the acceleration of amortization for deferred acquisition costs due to the recognition of a premium deficiency reserve. For the three months ended March 31, 2022 and 2021, charges related to deferred acquisition costs of $11.8 million and $1.8 million, respectively, were recognized in general and administrative expenses.
COVID-19
The societal and economic impact of the novel coronavirus (COVID-19) pandemic and its variants are continuing to evolve, and the ultimate impact on the Company's business, results of operations, financial condition, and cash flows is uncertain and difficult to predict. The global pandemic has severely impacted businesses worldwide, including many in the health insurance sector. In response to the pandemic, the Company has implemented additional steps related to its care delivery, member support, and internal policies and operations.
Recent accounting pronouncements
Recently adopted accounting pronouncements
Accounting for convertible instruments and contracts in an entity's own equity
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40). The amendments in ASU 2020-06 simplify the accounting for convertible instruments by removing certain separation models for convertible instruments. Under the amendments in ASU 2020-06, the embedded conversion features no longer are separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, and a convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. ASU 2020-06 is effective for nonpublic entities for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and public entities beginning after December 15, 2021. The Company adopted this standard on January 1, 2022. The adoption of ASU 2020-06 did not have an impact on the Company's financial statements.
Accounting pronouncements effective in future periods

In August 2018, the FASB issued ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, which was subsequently amended by ASU 2019-09, Financial Services—Insurance (Topic 944): Effective Date and ASU 2020-11, Financial Services—Insurance (Topic 944): Effective Date and Early Application. ASU 2020-11 was issued in consideration of the implications of COVID-19 and to provide transition relief and additional time for implementation by deferring the effective date by one year. The amendments in ASU 2018-12 make changes to a variety of areas to simplify or improve the existing recognition, measurement, presentation, and disclosure requirements for long-duration contracts issued by an insurance entity. The amendments require insurers to annually review the assumptions they make about their policyholders and update the liabilities for future policy benefits if the assumptions change. The amendments also simplify the amortization of deferred acquisition costs and add new disclosure requirements about the assumptions used to measure liabilities and the potential impact to future cash flows. The amendments related to the liability for future policy benefits for traditional and limited-payment contracts and deferred acquisition costs are to be applied to contracts in force as of the beginning of the earliest period presented, with an option to apply such amendments retrospectively with a cumulative-effect adjustment to the opening balance of retained earnings as of the earliest period presented. The amendments for market risk benefits are to be applied retrospectively. ASU 2020-11 is effective for nonpublic entities and smaller reporting companies for fiscal years beginning after December 15, 2023, and for public entities beginning after December 15, 2022. The Company is currently evaluating the effects the adoption of ASU 2018-12 and ASU 2020-11 will have on its financial statements.

3. Investment Securities
The following tables present amortized cost and fair values of investments as of March 31, 2022, and December 31, 2021, respectively:

March 31, 2022	Amortized cost	Accumulated unrealized gains	Accumulated unrealized losses	Fair value
	(in thousands)
Investment securities, held-to-maturity
U.S. government and government agencies and authorities	$655	$38	$(20)	$673
Investment securities, available-for-sale
U.S. government and government agencies and authorities	243,358	21	(7,279)	236,100
Total investment securities	$244,013	$59	$(7,299)	$236,773

December 31, 2021	Amortized cost	Accumulated unrealized gains	Accumulated unrealized losses	Fair value
	(in thousands)
Investment securities, held-to-maturity
U.S. government and government agencies and authorities	$640	$40	$(9)	$671
Investment securities, available-for-sale
U.S. government and government agencies and authorities	198,669	10	(1,944)	196,735
Total investment securities	$199,309	$50	$(1,953)	$197,406
The following table presents the amortized cost and fair value of debt securities as of March 31, 2022, by contractual maturity:

March 31, 2022	Held-to-maturity		Available-for-sale
	Amortized cost	Fair value	Amortized cost	Fair value
	(in thousands)
Due within one year	$305	$306	$77,855	$77,401
Due after one year through five years	30	30	160,539	154,180
Due after five years through ten years	210	190	4,964	4,519
Due after ten years	110	147	—	—
Total	$655	$673	$243,358	$236,100

For the three months ended March 31, 2022 and 2021, respectively, net investment income, which is included within other income in the Condensed Consolidated Statements of Operations and Comprehensive Loss, was derived from the following sources:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cash and cash equivalents	$2	$—
Short-term investments	71	37
Investment securities	237	47
Investment income, net	$310	$84
Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at March 31, 2022, and December 31, 2021.

March 31, 2022	Less than 12 months		Greater than 12 months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands, except number of positions)
U.S. government and government agencies and authorities	$189,934	$(5,033)	$28,759	$(2,266)	$218,693	$(7,299)
Total	$189,934	$(5,033)	$28,759	$(2,266)	$218,693	$(7,299)
Number of positions	21		6		27

December 31, 2021	Less than 12 months		Greater than 12 months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands, except number of positions)
U.S. government and government agencies and authorities	$187,251	$(1,555)	$7,902	$(398)	$195,153	$(1,953)
Total	$187,251	$(1,555)	$7,902	$(398)	$195,153	$(1,953)
Number of positions	18		4		22
The Company did not record any credit allowances for debt securities that were in an unrealized loss position as of March 31, 2022, and December 31, 2021.
As of March 31, 2022, all securities were investment grade, with credit ratings of AA+ or higher by S&P. Unrealized losses on investment grade securities are principally related to changes in interest rates or changes in issuer or sector related credit spreads since the securities were acquired. The gross unrealized investment losses as of March 31, 2022, were assessed, based on, among other things:
•The relative magnitude to which fair values of these securities have been below their amortized cost was not indicative of an impairment loss;
•The absence of compelling evidence that would cause the Company to call into question the financial condition or near-term prospects of the issuer of the applicable security; and
•The Company's ability and intent to hold the applicable security for a period of time sufficient to allow for any anticipated recovery.

Proceeds from sales and maturities of investment securities, inclusive of short-term investments, and related gross realized gains (losses) which are included within other income in the Condensed Consolidated Statements of Operations and Comprehensive Loss, were as follows for the three months ended March 31, 2022 and 2021, respectively:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Proceeds from sales of investment securities	$—	$17,267
Proceeds from maturities of investment securities	150,000	265

Gross realized gains	—	16
Gross realized losses	—	(77)
Net realized losses	$—	$(61)
As of March 31, 2022, and December 31, 2021, the Company had $11.2 million and $11.1 million, respectively, in deposits with various states and regulatory bodies that are included as part of the Company's investment balances.

4. Fair Value Measurements
The following table presents a summary of fair value measurements for financial instruments as of March 31, 2022, and December 31, 2021, respectively:

March 31, 2022	Level 1	Level 2	Level 3	Total fair value
	(in thousands)
U.S. government and government agencies	$—	$236,100	$—	$236,100
Total assets at fair value	$—	$236,100	$—	$236,100

December 31, 2021	Level 1	Level 2	Level 3	Total fair value
	(in thousands)
U.S. government and government agencies	$—	$196,735	$—	$196,735
Total assets at fair value	$—	$196,735	$—	$196,735
For additional information regarding the fair value measurements for financial instruments, see Note 5 (Fair Value Measurements) in the 2021 Form 10-K. For additional information regarding the liabilities, see Note 12 (Notes and Securities Payable), Note 13 (Warrants Payable), and Note 14 (Derivative Liabilities) in the 2021 Form 10-K.

The fair value of Legacy Clover's convertible securities was based on Level 3 inputs, which were unobservable and reflected management's best estimate of what market participants would use when pricing the asset or liability, including assumptions about risk. There was no fair value associated with convertible securities at March 31, 2022, due to the conversion of the securities to shares of the Company's common stock upon the completion of the Business Combination.

There were no changes in balances of Legacy Clover's Level 3 financial liabilities during the three months ended March 31, 2022. The changes in balances of Legacy Clover's Level 3 financial liabilities during the three months ended March 31, 2021, were as follows:

	Convertible securities	Derivative liabilities	Warrants payable	Total
(in thousands)
Balance, December 31, 2020	$949,553	$44,810	$97,782	$1,092,145
Issuances	—	—	—	—
Settlements	(949,553)	(44,810)	(97,782)	(1,092,145)
Transfers in	—	—	—	—
Transfers out	—	—	—	—
Total realized losses (gains)	—	—	—	—
Balance, March 31, 2021	$—	$—	$—	$—
In addition to the Level 3 financial liabilities in the table above, on September 25, 2020, Seek Insurance Services, Inc. (Seek), a field marketing organization and an indirect wholly-owned subsidiary of the Company, entered into a note purchase agreement with a third-party investor and issued a note (the "Seek Convertible Note") in the principal amount of $20.0 million, for which the carrying value is approximately the same as the fair value. For additional information, see Note 8 (Notes and Securities Payable). As of March 31, 2022, and December 31, 2021, both the carrying value, which includes accrued interest, and the fair value of the Seek Convertible Note were $22.4 million and $22.0 million, respectively, and these were considered Level 3 financial liabilities.
There were no transfers in or out of Level 3 financial assets or liabilities for the three months ended March 31, 2022 or 2021.
Warrants
Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrants payable on the Condensed Consolidated Balance Sheet. The warrant liabilities were measured at fair value at inception and measured on a recurring basis, with changes in fair value presented within change in fair value of warrants payable in the Condensed Consolidated Statement of Operations and Comprehensive Loss. The Company determined that the public warrants assumed in connection with the Business Combination were classified within Level 1 of the fair value hierarchy as the fair value was equal to the publicly traded price of the public warrants, and the private placement warrants, also assumed in connection with the Business Combination, were classified within Level 2 of the fair value hierarchy as the fair value was estimated using the price of the public warrants. On July 22, 2021, the Company issued a press release stating that it would redeem all of its public and private placement warrants. In connection with the redemption, effective August 24, 2021, the public warrants were delisted and classified within Level 2 of the fair value hierarchy as the fair value of the public warrants was based on proportional changes in the price of the Company’s common stock. The end of the redemption period was September 9, 2021, at which time the Company redeemed all unexercised public and private placement warrants at a price of $0.10 per warrant. Following the redemption, no public or private placement warrants were outstanding. For additional information, see Note 5 (Fair Value Measurements) and Note 13 (Warrants Payable) in the 2021 Form 10-K.

5. Healthcare Receivables
Healthcare receivables include pharmaceutical rebates which are accrued as they are earned and estimated based on contracted rebate rates, eligible amounts submitted to the manufacturers by the Company's pharmacy manager, pharmacy utilization volume, and historical collection patterns. Also included in healthcare receivables are Medicare Part D settlement receivables, member premium receivables, and other CMS receivables. The Company reported $42.2 million and $48.0 million of healthcare receivables at March 31, 2022, and December 31, 2021, respectively.

6. Related Party Transactions
Related party agreements
The Company has various contracts with IJKG Opco LLC (d/b/a CarePoint Health - Bayonne Medical Center), Hudson Hospital Opco LLC (d/b/a CarePoint Health - Christ Hospital) and Hoboken University Medical Center Opco LLC (d/b/a CarePoint Health - Hoboken University Medical Center), which collectively do business as the CarePoint Health System (CarePoint Health). CarePoint Health is ultimately held and controlled by Vivek Garipalli, the Chief Executive Officer and a significant stockholder of the Company.

The Company contracts with CarePoint Health for the provision of inpatient and hospital-based outpatient services. Expenses and fees incurred related to these contracts, recorded in net medical claims incurred, were $2.6 million and $3.2 million for the three months ended March 31, 2022 and 2021, respectively. Additionally, $2.0 million and $2.3 million were payable to CarePoint Health as of March 31, 2022, and December 31, 2021, respectively.
The Company has contracted with Rogue Trading, LLC (Rogue), a marketing services provider. The Company's President, Andrew Toy, is related to the Chief Executive Officer of Rogue. There were no expenses and fees related to these contracts for the three months ended March 31, 2022. Expenses and fees related to these contracts were $0.2 million for the three months ended March 31, 2021.
The Company has a contract with Medical Records Exchange, LLC (d/b/a ChartFast) pursuant to which the Company receives administrative services related to medical records via ChartFast's electronic applications and web portal platform. ChartFast is ultimately owned and controlled by Mr. Garipalli. Expenses and fees incurred related to this agreement were $0.1 million and immaterial for the three months ended March 31, 2022 and 2021.
On July 2, 2021, the Company entered into a contract with Thyme Care, Inc. (Thyme Care), an oncology benefit management company, through which Thyme Care will provide concierge cancer coordination services to the Company's Insurance members in New Jersey and develop a provider network to help ensure member access to high-value oncology care. Mr. Garipalli is a member of Thyme Care’s board of directors. Expenses and fees incurred related to this agreement were $0.4 million for the three months ended March 31, 2022.

7. Unpaid Claims
Activity in the liability for unpaid claims, including claims adjustment expenses, for the three months ended March 31, 2022 and 2021, is summarized as follows:

Three Months Ended March 31,	2022	2021
	(in thousands)
Gross and net balance, beginning of period (1)	$136,137	$103,976
Incurred related to:
Current year	272,151	213,135
Prior years	(7,056)	1,285
Total incurred	265,095	214,420
Paid related to:
Current year	164,034	130,447
Prior years	84,180	70,367
Total paid	248,214	200,814
Gross and net balance, end of period (1)(2)	$153,018	$117,582
(1)    Includes amounts due to related parties.
(2)    Differs from the total unpaid claims amount reported on the Condensed Consolidated Balance Sheets due to the fact the figure here excludes unpaid claims for the Company's Non-Insurance operations of $13.2 million as of March 31, 2022.
Unpaid Claims for Insurance Operations

Unpaid claims for Insurance operations were $153.0 million as of March 31, 2022. During the three months ended March 31, 2022, $84.2 million was paid for incurred claims attributable to insured events of prior years. A favorable development of $7.1 million was recognized during the three months ended March 31, 2022, resulting from the Company's actual experience with claims developing differently as compared to the Company's estimates as of December 31, 2021. An unfavorable development of $1.3 million was recognized during the three months ended March 31, 2021, resulting from the Company's actual experience with claims developing differently as compared to the Company's estimates as of December 31, 2020. Original estimates are increased or decreased, as additional information becomes known regarding individual claims. The ratio of current year medical claims paid as a percentage of current year net medical claims incurred was 60.3% for the three months ended March 31, 2022, and 61.2% for the three months ended March 31, 2021. This ratio serves as an indicator of claims processing speed, indicating that claims were processed at a slower rate during the three months ended March 31, 2022, than during the three months ended March 31, 2021.

The Company uses a variety of standard actuarial techniques to establish unpaid claims reserves. Management estimates are supported by the Company's actuarial analysis. The Company utilizes an internal actuarial team to review the adequacy of unpaid claim and unpaid claim adjustment expense. The estimation of claim costs is inherently difficult and requires significant judgment. The estimation has considerable inherent variability and can fluctuate significantly depending upon several factors, including medical cost trends and claim payment patterns, general economic conditions, and regulatory changes. The time value of money is not taken into account for the purposes of calculating the liability for unpaid claims. Management believes that the current reserves are adequate based on currently available information.

8. Notes and Securities Payable
Seek Convertible Note
On September 25, 2020, Seek issued the Seek Convertible Note in the principal amount of $20.0 million. The note bears simple interest at an annual rate of 8.0% and matures on September 25, 2023, unless earlier accelerated, converted, or paid in full. The outstanding principal and any accrued but unpaid interest will become immediately due and payable at the election of the note holder upon the occurrence of any event of default as defined in the note. The outstanding principal and accrued but unpaid interest will convert into an equity interest in Seek if prior to maturity, repayment, or conversion of the note: (1) the note holder elects to convert the note, (2) upon the closing of Seek's next equity financing; or (3) upon consummation of an initial public offering of Seek's common stock or a SPAC or reverse merger transaction with Seek. The Seek Convertible Note is not guaranteed by Clover Health Investments, Corp. or any of its subsidiaries, other than Seek.
The Company analyzed the embedded features for derivative accounting consideration and determined that the features are clearly and closely related to the debt host and do not require separate accounting as a derivative.
The carrying amount of the note was $19.9 million at both March 31, 2022, and December 31, 2021. The Company capitalized $0.1 million of issuance costs which are being amortized using the effective interest method over the term of the note. Unamortized debt issuance costs were $0.1 million at both March 31, 2022, and December 31, 2021. Amortization of the debt issuance costs and interest expense on the note were $0.4 million during the three months ended March 31, 2022 and 2021, respectively.
The effective interest rate was 8.1% during the three months ended March 31, 2022 and 2021, respectively.
The below table summarizes maturities of the Company's securities payable over the next five years as of March 31, 2022:

(in thousands)
2023	$20,000
2024	—
2025	—
2026	—
2027	—
Total	$20,000

Seek is currently in the process of winding down its operations.
9. Letter of Credit
On April 19, 2018, the Company entered into a secured letter of credit agreement (the "Letter") for up to an aggregate amount of $2.5 million with a commercial lender that renews on an annual basis. The Letter bears an interest rate of 0.75%. There was an unused balance of $2.5 million at both March 31, 2022, and December 31, 2021.

10. Stockholders' Equity and Convertible Preferred Stock
Stockholders’ Equity
The Company was authorized to issue up to 2,500,000,000 shares of Class A common stock as of March 31, 2022, and December 31, 2021, and up to 500,000,000 shares of Class B common stock as of March 31, 2022, and December 31, 2021. As of March 31, 2022, and December 31, 2021, there were 378,854,310 and 352,645,626 shares of Class A common stock issued and outstanding, respectively. There were 94,448,208 and 118,206,768 shares of Class B common stock issued and outstanding as of March 31, 2022, and December 31, 2021, respectively. Class B common stock has 10 votes per share, and Class A common stock has one vote per share.
The Company is authorized to issue 25,000,000 shares of preferred stock having a par value of $0.0001 per share, and the Company's board of directors (the "Board") has the authority to determine the rights, preferences, privileges, and restrictions, including voting rights, of those shares. As of March 31, 2022, there were no shares of preferred stock issued and outstanding.
Issuance of Common Stock
In November 2021, the Company sold 52,173,913 shares of Class A common stock at a public offering price of $5.75 per share for gross proceeds of approximately $300.0 million, before deducting underwriting discounts and commissions and other expenses payable by the Company, of $16.2 million.

Convertible Preferred Stock
Each share of Legacy Clover's preferred stock was convertible at the option of the holder, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into fully paid and non-assessable shares of common stock.
Pursuant to the Merger Agreement, all outstanding shares of Legacy Clover's preferred stock automatically converted into 139,444,346 shares of Class B Common Stock upon the closing of the Business Combination. For additional information, see Note 3 (Business Combination) in the 2021 Form 10-K.

11. Variable Interest Entity and Equity Method of Accounting

On February 4, 2022, Clover Therapeutics Company (Clover TX), a subsidiary of the Company, completed a private capital transaction in which it raised $17.9 million from the issuance of 16,210,602 shares of its preferred stock. Upon completion of the transaction, the Company owned approximately 25.46% of Clover TX. As a result, the Company reassessed its interest in Clover TX and determined that while Clover TX is a VIE, the Company is not considered as the primary beneficiary of the VIE because it does not have the power, through voting or similar rights and the license agreements, to direct the activities of Clover TX that most significantly impact Clover TX's economic performance.
The Company determined that it does have a significant influence over Clover TX and, therefore, it began accounting for its common stock investment in Clover TX using the equity method on February 4, 2022. The Company derecognized all of Clover TX’s assets and liabilities from its balance sheet and its noncontrolling interest related to Clover TX, and recognized the retained common stock and preferred stock equity interests at fair values of $3.7 million and $4.9 million, respectively, which are included in equity method investment and other assets on the Condensed Consolidated Balance Sheets, and recognized a gain of $12.4 million, which is included in gain on investment on the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2022.
As the Company applies the equity method to account for its common stock interest in Clover TX, the initial value of the investment is adjusted periodically to recognize (1) the proportionate share of the investee’s net income or losses after the date of investment, (2) additional contributions made and dividends or distributions received, and (3) impairment losses resulting from adjustments to net realizable value. The Company eliminates all intercompany transactions in accounting for equity method investments and records the proportionate share of the investee’s net income or loss in equity in loss on investment on the Condensed Consolidated Statements of Operations and Comprehensive Loss.
With respect to the Company's preferred stock equity interest in Clover TX, the Company elected the measurement alternative to value this equity investment without a readily determinable fair value in accordance with ASC 321, Investments – Equity Securities. The carrying amount of the investment is included in other assets in the Condensed Consolidated Balance Sheets. In accordance with ASC 321, for each reporting period, the Company completes a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired.

12. Employee Benefit Plans
Employee Savings Plan
The Company has a defined contribution retirement savings plan (the "401(k) Plan") covering eligible employees, which includes safe harbor matching contributions based on the amount of employees' contributions to the 401(k) Plan. The Company contributes to the 401(k) Plan annually 100.0% of the first 4.0% compensation that is contributed by the employee up to 4.0% of eligible annual compensation after one year of service. The Company's service contributions to the 401(k) Plan amounted to approximately $0.3 million for both the three months ended March 31, 2022 and 2021, and are included in salaries and benefits on the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company's cash match is invested pursuant to the participant's contribution direction. Employer contributions are immediately 100.0% vested.

Stock-based Compensation
The Company's 2020 Equity Incentive Plan (the "2020 Plan") provides for grants of restricted stocks units (RSUs) and options to acquire shares of the Company's common stock, par value $0.0001 per share, to employees, directors, officers, and consultants of the Company, and the Company's 2020 Management Incentive Plan (the "2020 MIP") provides for grants of RSUs to our Chief Executive Officer and President. During the year ended December 31, 2021, the Company approved the 2020 Plan and the 2020 MIP, and the Company's 2014 Equity Incentive Plan (the "2014 Plan") was terminated. On March 9, 2022, the Board adopted the 2022 Inducement Award Plan (the "Inducement Plan" and, collectively with the 2020 Plan, the 2020 MIP, and the 2014 Plan, the "Plans") and reserved 11,000,000 shares of Class A common stock for issuance under the Inducement Plan. The Inducement Plan was adopted by the Board without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, awards under the Inducement Plan may be made only to an employee who has not previously been an employee or member of the Board, or following a bona fide period of non-employment, if he or she is granted such award in connection with his or her commencement of employment with the Company, and such grant is an inducement material to his or her entering into employment with the Company.
The maximum number of shares of the Company's common stock reserved for issuance over the term of the Plans, shares outstanding under the Plans, and shares remaining under the Plans as of March 31, 2022, and December 31, 2021, were as follows:

March 31, 2022	Shares Authorized Under Plans	Shares Outstanding Under Plans	Shares Remaining Under Plans
2014 Plan	54,402,264	41,466,690	N/A
2020 Plan	31,884,272	13,710,002	17,044,920
2020 MIP	33,426,983	30,084,285	—
Inducement Plan	11,000,000	6,201,550	4,798,450

December 31, 2021	Shares Authorized Under Plan	Shares Outstanding Under Plan	Shares Remaining Under Plan
2014 Plan	54,402,264	41,905,875	N/A
2020 Plan	30,641,401	6,690,048	23,442,323
2020 MIP	33,426,983	33,426,983	—
Inducement Plan	N/A	N/A	N/A
Effective as of the closing of the Business Combination, the 2014 Plan was terminated, at which time the outstanding awards previously granted thereunder were assumed by the Company, and no new awards are available for grant under the 2014 Plan. Shares that are expired, terminated, surrendered, or canceled under the 2014 Plan without having been fully exercised are available for awards under the 2020 Plan. Shares may be issued from authorized but unissued Company stock.
The Plans are administered by the Talent and Compensation Committee of the Board (the "Compensation Committee"). The options are subject to the terms and conditions applicable to options granted under the Plans, as described in the applicable Plan and the applicable stock option grant agreement. The exercise prices, vesting, and other restrictions applicable to the stock options are determined at the discretion of the Compensation Committee, except that the exercise price per share of incentive stock options may not be less than 100.0% of the fair value of a share of common stock on the date of grant. Stock options awarded under the Plans expire 10 years after the grant date. Incentive stock options and non-statutory options granted to employees, directors, officers, and consultants of the Company typically vest over four or five years. RSU awards are subject to the terms and conditions set forth in the

Plans and the applicable RSU grant agreement. Vesting and other restrictions applicable to RSU awards are determined at the discretion of the Compensation Committee. The number of shares of common stock subject to an RSU award is determined by dividing the cash value of an RSU award by the average closing price of a share of the Company's Class A common stock over a specified period through the date of grant, and such awards typically vest over four years from the grant date. The total estimated fair value is amortized as an expense over the requisite service period as approved by the Compensation Committee.
The Company recorded stock-based compensation expense for options, RSUs, and performance restricted stock units (PRSUs) granted under the Plans, the Inducement Plan, and discounts offered in connection with the Company's 2020 Employee Stock Purchase Plan (ESPP) of $40.6 million during the three months ended March 31, 2022, and such expenses are presented in salaries and benefits in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. Compensation cost presented in salaries and benefits in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss were as follows:

Three Months Ended March 31,	2022	2021
	(in thousands)
Stock options	$1,304	$3,694
RSUs	16,915	14,052
PRSUs	22,361	24,967
ESPP	60	—
Total compensation cost recognized for stock-based compensation plans	$40,640	$42,713
As of March 31, 2022, there was approximately $68.0 million of unrecognized stock-based compensation expense related to unvested stock options, RSUs, PRSUs, and the ESPP, estimated to be recognized over a period of 3.96 years.
Stock Options
No stock options were granted during the three months ended March 31, 2022. The assumptions that the Company used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted for the three months ended March 31, 2021, respectively, were as follows:

Three Months Ended March 31, 2021
Weighted-average risk-free interest rate	1.1%
Expected term (in years)	6.06
Expected volatility	37.7%
Expected dividend yield	—

A summary of option activity under the 2020 Plan during the three months ended March 31, 2022, is as follows:

	Number of options	Weighted-average exercise price
Outstanding, January 1, 2022	1,753,799	$8.88
Granted during 2022	—	—
Exercised	—	—
Forfeited	(60,180)	8.88
Outstanding, March 31, 2022	1,693,619	$8.88

A summary of option activity under the 2014 Plan during the three months ended March 31, 2022, is as follows:

	Number of options	Weighted-average exercise price
Outstanding, January 1, 2022	31,155,742	$2.35
Granted during 2022	—	—
Exercised	(149,526)	2.03
Forfeited	(289,659)	2.51
Outstanding, March 31, 2022	30,716,557	$2.35
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company's common stock for those stock options that had exercise prices lower than the fair value of the Company's common stock.
The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2021, was $3.36 per share.
As of March 31, 2022, outstanding stock options, substantially all of which are expected to vest, had an aggregate intrinsic value of $47.6 million, and a weighted-average remaining contractual term of 6.45 years. As of March 31, 2022, there were 23,543,283 options exercisable under the Plan, with an aggregate intrinsic value of $38.2 million, a weighted-average exercise price of $2.40 per share, and a weighted-average remaining contractual term of 5.97 years. The total value of stock options exercised during the three months ended March 31, 2022 and 2021, was $39.8 million and $6.5 million, respectively. Cash received from stock option exercises during the three months ended March 31, 2022 and 2021, totaled $6.4 million and $1.2 million, respectively.
Pursuant to the terms of the applicable Plan and stock option award agreement, employees may exercise options at any time after grant while maintaining the original vesting period. The proceeds from exercise of unvested options are recorded as a liability until the option vests at which time the liability is reclassified to equity. If the employee terminates or otherwise forfeits an unvested option that has been exercised, the Company must redeem those shares at the original exercise price and remit payment of the forfeited portion of shares back to the employee.
Restricted Stock Units
A summary of total RSU activity is presented below:

	Number of RSUs	Weighted-average grant date fair value per share
Outstanding, January 1, 2021	—	$—
Granted during 2021	16,844,216	16.02
Released	(95,834)	(16.02)
Outstanding, March 31, 2021	16,748,382	$16.02

Outstanding, January 1, 2022	21,294,841	$14.60
Granted during 2022	14,276,763	2.57
Released	(3,949,754)	(15.10)
Forfeited	(109,453)	(12.07)
Outstanding, March 31, 2022	31,512,397	$9.10
Performance Restricted Stock Units
The Company has granted certain PRSUs which become eligible to vest if prior to the vesting date the average closing price of one share of the Company's common stock for 90 consecutive days equals or exceeds a specified price (the "Market PRSUs"). Additionally, the Company has granted PRSUs that vest based on pre-established milestones including Company performance. The grant date fair value of the Market PRSUs is recognized as expense over the vesting period under the accelerated attribution method and is not adjusted in future periods for the success or failure to achieve the specified market condition. The Company has also determined the requisite service period for the PRSUs with multiple performance conditions to be the longest of the explicit, implicit, or derived service period for each tranche.

There were no Market PRSUs granted prior to 2021. The grant date fair value of Market PRSUs was determined using a Monte Carlo simulation model that incorporated multiple valuation assumptions, including the probability of achieving the specified market condition and the following assumptions:

Three months ended March 31, 2022
Expected volatility (1)	40.7%
Risk-free interest rate (2)	0.5
Dividend yield (3)	—
(1) Expected volatility is based on a blend of peer group company historical data adjusted for the Company's leverage.
(2) Risk-free interest rate based on U.S. Treasury yields with a term equal to the remaining Performance Period as of the grant date.
(3) Dividend yield was assumed to be zero as the Company does not anticipate paying dividends.
A summary of PRSU activity is presented below:

	Number of PRSUs	Weighted-average grant date fair value per share
Non-vested, January 1, 2021	—	$—
Granted during 2021	27,460,364	9.59
Non-vested at March 31, 2021	27,460,364	$9.59

Non-vested, January 1, 2022	27,818,524	9.58
Granted during 2022	—	—
Vested	(13,264)	(8.90)
Forfeited	(265,306)	(9.11)
Non-vested at March 31, 2022	27,539,954	$9.58
As of March 31, 2022, there was $151.3 million of unrecognized share-based compensation expense related to PRSUs, which is expected to be recognized over a period of 3.77 years.

2020 Employee Stock Purchase Plan

On January 6, 2021, stockholders approved the ESPP. The ESPP provides a means by which eligible employees and/or eligible service providers of either the Company or designated related companies and affiliates may be given an opportunity to purchase shares of Class A common stock at a 15.0% discount from the fair market value of the common stock as determined on specific dates at specified intervals. Subject to adjustments provided in the ESPP that are discussed below, the maximum number of shares of common stock that may be purchased under the ESPP is 6,312,038 shares, and the maximum number of shares that may be purchased on any single purchase date by any one participant is 5,000 shares. As of March 31, 2022, 6,097,241 shares of Class A common stock were available for issuance under the ESPP.

On the first day of each fiscal year, beginning with the 2022 fiscal year and ending on (and including) the first day of the 2030 fiscal year, the calculation of the maximum number of ESPP shares shall include automatic increases in an amount equal to the lesser of (i) 1.0% of the total number of shares of Class A common stock outstanding on the last day of the calendar month prior to the date of such automatic increase, and (ii) such number of shares of Class A common stock as determined by the administrator of the ESPP; provided that the maximum number of shares of Class A common stock reserved under the ESPP shall not exceed 10.0% of the total outstanding capital stock of the Company (inclusive of the shares reserved under the ESPP) as of January 7, 2021, on an as-converted basis.

The initial offering period for the ESPP was five months, commencing on September 1, 2021, and ending on January 31, 2022. The second offering period began on March 14, 2022, and will end on November 22, 2022, and the third offering period will begin on November 23, 2022, and end on May 21, 2023.

As of the date of this report, 214,797 shares of the Company's Class A common stock have been purchased or distributed pursuant to the ESPP.

The assumptions that the Company used in the Black-Scholes option-pricing model to determine the fair value of the purchase rights under the ESPP for the three months ended March 31, 2022, were as follows:

Three months ended March 31, 2022
Weighted-average risk-free interest rate	102.0%
Expected term (in years)	0.69
Expected volatility	85.6%
Equity warrants
In November 2016 and December 2017, the Company issued warrants to purchase 139,629 shares of the Company's common stock at an exercise price of $2.61 per share, and 122,052 shares of the Company's common stock at an exercise price of $3.45 per share, respectively, as part of payment to certain providers for services provided to the Company. These warrants were automatically exercised in connection with the Business Combination. For additional information, see Note 1 (Organization and Operations), Note 3 (Business Combination), and Note 18 (Employee Benefit Plans) to the financial statements in the 2021 Form 10-K.

13. Income Taxes
The consolidated effective tax rate of the Company for the three months ended March 31, 2022 and 2021, was (0.0%) and (0.0%), respectively. The Company continues to be in a net operating loss and net deferred tax asset position. As a result, and in accordance with accounting standards, the Company recorded a valuation allowance to reduce the value of the net deferred tax assets to zero. The Company believes that as of March 31, 2022, it had no material uncertain tax positions. Interest and penalties related to unrecognized tax expense (benefits) are recognized in income tax expense, when applicable.
There were no material liabilities for interest and penalties accrued as of March 31, 2022, and December 31, 2021.

14. Net Loss per Share
Net Loss per Share
Basic and diluted net loss per share attributable to Class A common stockholders and Class B common stockholders (collectively, "Common Stockholders") was calculated as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands, except per share data)
Net loss	$(75,309)	$(48,417)
Net loss attributable to Common Stockholders	(75,309)	(48,417)
Basic and diluted weighted average number of common shares and common share equivalents outstanding	473,028,651	376,170,545
Net loss per share attributable to Common Stockholders—basic and diluted	$(0.16)	$(0.13)

Because the Company had a net loss during the three months ended March 31, 2022 and 2021, the Company's potentially dilutive securities, which include stock options, RSUs, PRSUs, preferred stock, and warrants to purchase shares of common stock and preferred stock, have been excluded from the computation of diluted net loss per share, as the effect would be anti-dilutive. Therefore, during these periods, the diluted common shares outstanding equals the average common shares outstanding. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to Common Stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2022	2021
Options to purchase common stock	32,410,176	37,409,124
RSUs	31,512,397	16,748,379
PRSUs	27,539,954	—
Warrants to purchase common stock (as converted to common stock)	—	38,533,271
Total anti-dilutive shares excluded from computation of net loss per share	91,462,527	92,690,774

15. Commitments and Contingencies
Legal Actions
Various lawsuits against the Company may arise in the ordinary course of the Company's business. Contingent liabilities arising from ordinary course litigation, income taxes and other matters are not expected to be material in relation to the financial position of the Company. At March 31, 2022, and December 31, 2021, respectively, there were no material known contingent liabilities arising outside the normal course of business.
Securities Class Actions and Derivative Litigation
In February 2021, the Company and certain of its directors and officers were named as defendants in putative class actions filed in the United States District Court for the Middle District of Tennessee: Bond v. Clover Health Investments, Corp. et al., Case No. 3:21-cv-00096 (M.D. Tenn.); Kaul v. Clover Health Investments, Corp. et al., Case No. 3:21-cv-00101 (M.D. Tenn.); Yaniv v. Clover Health Investments, Corp. et al., Case No. 3:21-cv-00109 (M.D. Tenn.); and Tremblay v. Clover Health Investments, Corp. et al., Case No. 3:21-cv-00138 (M.D. Tenn.). The complaints assert violations of sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act. The Kaul action asserts additional claims under sections 11 and 15 of the Securities Act. The complaints generally relate to allegations published in an article issued on February 4, 2021, by Hindenburg Research LLC (the "Hindenburg Article"). The complaints seek unspecified damages on behalf of all persons and entities who purchased or acquired Clover securities during the class period (which begins on October 6, 2020, and, depending on the complaint, ends on February 3, 2021, or February 4, 2021), as well as certain other costs. In April 2021, the Middle District of Tennessee class actions were consolidated under Bond v. Clover Health Investments, Corp. et al., Case No. 3:21-cv-00096 (M.D. Tenn.) as the lead case. On June 28, 2021, the plaintiffs filed an amended complaint, which also generally relates to allegations published in the Hindenburg article, but adds, among other things, allegations from confidential witnesses who purport to be former employees of the Company. The Company moved to dismiss the amended complaint on August 28, 2021; that motion was denied on February 28, 2022.

Parallel shareholder derivative actions have also been filed, naming Clover as a nominal defendant. The first action was filed in the United States District Court for the District of Delaware and is captioned Furman v. Garipalli, et al., Case No. 1:21-cv-00191 (D. Del.). The complaint asserts violations of sections 10(b) and 21D of the Exchange Act, breach of fiduciary duty, and waste of corporate assets against certain of the Company’s directors. It seeks unspecified damages and an order requiring Clover to take certain actions to enhance Clover's corporate governance policies, and procedures. The second and third actions were filed in the United States District Court for the Middle District of Tennessee and are captioned Sun v. Garipalli, et al., Case No. 3:21-cv-00311 (M.D. Tenn.), and Luthra v. Garipalli, et al., Case No. 3:21-cv-00320 (M.D. Tenn.). The complaints assert violations of section 14(a) of the Exchange Act, breach of fiduciary duty, and aiding and abetting a breach of fiduciary duty. The Sun action also asserts unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and contribution under section 11(f) of the Securities Act, and sections 10(b) and 21D of the Exchange Act. The complaints name certain current and former officers and directors as defendants. They seek unspecified damages and an order requiring Clover to take certain actions to enhance Clover's corporate governance policies and procedures.

The fourth action was filed in the United States District of Delaware and is captioned Wiegand v. Garipalli, et al., Case No. 1:21-cv-01053 (D. Del.). The initial complaint asserted violations of sections 14(a) and 20(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, and waste of corporate assets. The complaint names certain current and former officers and directors as defendants. It seeks, among other things, unspecified damages and an order requiring Clover to take certain actions to improve Clover’s corporate governance and internal procedures. The fifth action was filed in the Supreme Court of the State of New York and is captioned Sankaranarayanan v. Palihapitiya, et al., Index No. 655420/2021 (N.Y. Sup. Ct., N.Y. Cnty.). The complaint asserts breach of fiduciary duty and unjust enrichment. The complaint names certain former officers and directors as defendants. It seeks, among other things, unspecified damages and an order directing Clover to take certain actions to reform and improve its corporate governance and internal procedures.

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

On September 16, 2021, the two District of Delaware derivative actions were consolidated under In re Clover Health Investments, Corp. Derivative Litigation, Case No. 1:21-cv-00191-LPS (Consolidated). The Furman complaint was deemed the operative complaint. On April 19, 2022, the plaintiff in the Wiegand action filed an amended complaint, asserting violations of Sections 10(b), 20(a), and 21D of the Exchange Act, breach of fiduciary duty, waste of corporate assets, and unjust enrichment against certain current and former officers and directors. The amended complaint seeks, among other things, unspecified damages and an order requiring Clover to take certain actions to improve Clover’s corporate governance and internal procedures. On May 2, 2022, the court approved the parties' joint stipulation and proposed order to stay proceedings in the consolidated action until July 28, 2022. On January 19, 2022, the court in the Davies action approved the parties’ joint stipulation and proposed order to stay all proceedings and deadlines in the action pending a final decision on the motion to dismiss in the Middle District of Tennessee class actions consolidated under the Bond action. On April 29, 2022, the parties filed a stipulation and proposed order that would stay proceedings until July 28, 2022.

The parties in the New York derivative actions agreed to stay and consolidate those two actions into one action. On February 2, 2022, the parties filed a stipulation with the court to that effect. Upon the court’s approval, the complaint in the Sankaranarayanan action will be deemed the operative complaint in the New York derivative actions, and the parties will submit a proposed scheduling order for defendants’ response to that complaint.

All of these cases remain in the preliminary stages. Given the inherent uncertainty of litigation and the legal standards that must be met, including class certification and success on the merits, the Company has determined that it is not probable or estimable that an unfavorable outcome or potential loss will occur. Clover intends to vigorously defend itself against the claims asserted against it.
Guaranty Assessments
Under state guaranty assessment laws, including those related to state cooperative failures in the industry, the Company may be assessed, up to prescribed limits, for certain obligations to the policyholders and claimants of insolvent insurance companies that write the same line or lines of business as the Company.

16. Non-Insurance

In April 2021, the Company began participating in the DC Model, which utilizes a structured model intended to reduce expenditures and preserve or enhance quality of care for beneficiaries in Medicare fee-for-service (FFS). As a participating entity in the DC Model with a global risk arrangement, the Company assumes the responsibility of guaranteeing the performance of its care network. The DC Model is intended to reduce the administrative burden, support a focus on complex, chronically ill patients, and encourage physician organizations that have not typically participated in Medicare FFS to serve beneficiaries in Medicare FFS. The Company's operations in connection with the DC Model are included in the Non-Insurance operating segment. See Note 17 (Operating Segments) for additional information.

During the first quarter of 2022, the Company updated the names of its Medicare Advantage and Direct Contracting segments to the Insurance and Non-Insurance segments, respectively. As a result, the names of previous line items on our condensed consolidated balance sheet and income statement, such as Direct Contracting performance year receivable, Direct Contracting performance year obligation, Direct Contracting payable, and Direct Contracting revenue, were updated to Non-Insurance performance year receivable, Non-Insurance performance year obligation, Non-Insurance payable, and Non-Insurance revenue, respectively. These line items for the periods presented and comparative periods have not been modified with the exception of the updated names of the line items. For additional information, please see the Company's financial statements in the 2021 Form 10-K.

Performance Guarantees

Certain of the Company's arrangements with third-party providers require it to guarantee the performance of its care network to CMS, which, if not obtained, could potentially result in payment to CMS. The Non-Insurance performance year obligation and receivable are amortized on a straight-line basis for the amount that represents the completed performance. The Company is unable to estimate the maximum potential amount of future payments under the guarantee. This is attributable to the stop-loss arrangement and the corridors (tiered levels) in the arrangement. A certain percentage of these arrangements will still be the responsibility of the Company, in addition to a number of variables that are not reasonable for the Company to estimate, such as, but not limited to, risk ratings and benchmark trends that have an inestimable impact on the estimate of future payments.
For additional information, see Note 2 (Summary of Significant Accounting Policies) and Note 22 (Direct Contracting) in the 2021 Form 10-K.

The tables below include the financial statement impacts of the performance guarantee:

March 31, 2022
(in thousands)
Non-Insurance performance year receivable	$1,760,144
Non-Insurance performance year obligation (1)	1,780,297
(1) This obligation represents the consideration due to providers, net of the shared savings or loss for the period and amortization of the liability.

Three months ended March 31, 2022
(in thousands)
Amortization of the Non-Insurance performance year receivable	$(586,715)
Amortization of the Non-Insurance performance year obligation	586,715

Non-Insurance revenue	594,898

17. Operating Segments

The Company manages its operations based on two reportable operating segments: Insurance and Non-Insurance. Through the Insurance segment, the Company provides PPO and HMO plans to Medicare Advantage members in several states. The Company's Non-Insurance segment consists of its operations in connection with its participation in CMS' Direct Contracting program. All other clinical services and all corporate overhead not included in the Insurance or Non-Insurance segments are included within Corporate/

Other. These segment groupings are consistent with information used by the Chief Executive Officer, the Company's chief operating decision maker, to assess performance and allocate resources.

During the first quarter of 2022, the Company updated the names of its Medicare Advantage and Direct Contracting segments to the Insurance and Non-Insurance segments, respectively. The Company believes that this approach better reflects each segment’s current role and contribution to its business. There has been no change to the existing composition of these segments, and previously reported consolidated and segment-level financial results of the Company were not impacted by these changes.
The table below summarizes the Company's results by operating segment:

	Insurance	Non-Insurance	Corporate/Other	Eliminations	Consolidated Total
Three months ended March 31, 2022	(in thousands)
Premiums earned, net (Net of ceded premiums of $119)	$278,169	$—	$—	$—	$278,169
Non-Insurance revenue	—	594,898	—	—	594,898
Other income	271	—	27,399	(26,358)	1,312
Intersegment revenues	—	—	19,136	(19,136)	—
Net medical claims incurred and other medical costs	268,126	593,999	2,628	(3,031)	861,722
Gross profit	$10,314	$899	$43,907	$(42,463)	$12,657

Total assets	$406,167	$1,859,741	$1,113,735	$(699,749)	$2,679,894

A reconciliation of the reportable segments' gross profit to the net loss included in the Condensed Consolidated Statements of Operations and Comprehensive Loss is as follows:

Three months ended March 31, 2022
(in thousands)
Gross profit	$12,657

Salaries and benefits	69,091
General and administrative expenses	57,697
Premium deficiency reserve benefit	(27,657)
Depreciation and amortization	826
Interest expense	403
Gain on investment	(12,394)
Net loss	$(75,309)

18. Dividend Restrictions
The Company's regulated insurance subsidiaries are subject to regulations and standards in their respective jurisdictions. These standards, among other things, require these subsidiaries to maintain specified levels of statutory capital and limit the timing and amount of dividends and other distributions that may be paid to their parent companies. Therefore, the Company's regulated insurance subsidiaries' ability to declare and pay dividends is limited by state regulations including obtaining prior approval by the New Jersey Department of Banking and Insurance. As of March 31, 2022, and December 31, 2021, neither of the regulated insurance subsidiaries had paid any dividends.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2022, contained in this Quarterly Report on Form 10-Q (the "Form 10-Q") and the consolidated financial statements and notes thereto for the year ended December 31, 2021, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2022 (the “2021 Form 10-K”). This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of the 2021 Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. See "Cautionary Note Regarding Forward-Looking Statements" for additional information. Unless the context otherwise requires, references in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations” to "we," "us,” "our," "Clover," "Clover Health," and the “Company” mean the business and operations of Clover Health Investments, Corp. and its consolidated subsidiaries.
Overview
At Clover Health, we are singularly focused on creating great, sustainable healthcare to improve every life. We have centered our strategy on building and deploying technology that we believe will enable us to solve a significant data problem while avoiding the limitations of legacy approaches. By empowering physicians with access to data-driven, personalized insights at the point of care through our software platform, the Clover Assistant, we believe we can improve clinical decision making.

We operate Preferred Provider Organization (PPO) and Health Maintenance Organization (HMO) Medicare Advantage (MA) plans for Medicare-eligible consumers. We aim to provide great, affordable healthcare for all. We offer most members in our MA plans (the "members") the lowest average out-of-pocket costs for primary care provider co-pays, specialist co-pays, drug deductibles and drug costs in their markets. We deeply believe in providing our members provider choice, and we consider our PPO plan to be our flagship insurance plan. An important feature of our MA product is wide network access. We believe the use of the Clover Assistant and related data insights allows us to improve clinical decision-making through a highly scalable asset-light approach. As of March 31, 2022, we operated our MA plans in nine states and 209 counties, with 85,026 members.
On April 1, 2021, our subsidiary, Clover Health Partners, LLC (Health Partners), began participating as a Direct Contracting Entity (DCE) in the Global and Professional Direct Contracting Model (DC Model) of the Centers for Medicare and Medicaid Services (CMS), which will transition to the Accountable Care Organization Realizing Equity, Access, and Community Health Model (ACO Reach) in 2023. Our DCE assumes full risk (i.e., 100.0% shared savings and shared losses) for the total cost of care of aligned Original Medicare beneficiaries (the “Non-Insurance Beneficiaries” and, collectively with the members, “Lives under Clover Management” or the “beneficiaries”). Through our Direct Contracting operations, we focus on leveraging our technology platform, the Clover Assistant, to enhance healthcare delivery, reduce expenditures, and improve care for our Non-Insurance Beneficiaries. As of March 31, 2022, we had approximately 1,880 contracted participating providers who manage primary care for our Non-Insurance Beneficiaries. Additionally, as of March 31, 2022, we had approximately 1,560 preferred providers and preferred facilities in our DCE network. Our participation in the DC Model has enabled us to move beyond the MA market and target the Medicare fee-for-service (FFS) market, which is the largest segment of Medicare. We believe that expanding into the FFS market is not only a strategic milestone for Clover but also demonstrates the scalability of the Clover Assistant.

As of March 31, 2022, we were partnering with providers to care for 257,442 Lives under Clover Management, which included 85,026 Insurance members and 172,416 aligned Non-Insurance Beneficiaries.

Recent Developments
Geographic Expansion
In January 2022, we launched our MA plans in 101 new counties and an additional state, and we announced that membership in our MA plans had grown by over 25% versus the beginning of 2021. This expansion makes our MA plans available in a total of 209 counties across nine states. Additionally, after launching our DCE in eight states in April 2021, we have grown our Non-Insurance presence to 22 states in 2022.
Subsidiary Updates
On February 4, 2022, one of our subsidiaries, Clover Therapeutics Company (Clover TX), completed a private capital transaction in which it raised $17.9 million. As a result, we reassessed our interest in Clover TX and determined that while Clover TX is a variable interest entity (VIE), we are not considered the primary beneficiary of the VIE because we do not have the power to direct the activities of Clover TX that most significantly impact Clover TX's economic performance. However, we determined that we do have significant influence over Clover TX and, therefore, began accounting for our common stock investment in Clover TX using the equity method. Accordingly, we derecognized all of Clover TX’s assets and liabilities from our balance sheet and our noncontrolling interest related to Clover TX, and recognized the retained common stock and preferred stock equity interests at fair values of $3.7 million and $4.9 million, respectively, which are included in equity method investment and other assets on the Condensed Consolidated Balance Sheets, and recognized a gain of $12.4 million, which is included in gain on investment on the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2022.
Additionally, the Company's indirect wholly-owned subsidiary, Seek Insurance Services, Inc. (Seek), is in the process of winding down its operations.
Impact of COVID-19
The societal and economic impact of the COVID-19 pandemic and its variants continues to evolve, and the ultimate impact on our business, results of operations, financial condition, and cash flows is uncertain and difficult to predict. The global pandemic has severely impacted businesses worldwide, including many in the health insurance sector.
We are continuing to monitor the ongoing financial impact of COVID-19 on our business and operations and are making adjustments accordingly. A large portion of our membership is elderly and generally in the high-risk category for COVID-19, and we have worked closely with our network of providers to ensure that members are receiving necessary care. During the first quarter of 2022 and all of 2021, we incurred elevated costs as compared to prior to the outbreak of the pandemic in 2020 to care for those members who have contracted the virus, and indirect costs attributable to the COVID-19 pandemic increased as well, as deferral of services and increased costs related to conditions that were exacerbated by a lack of diagnoses and treatment in the earlier periods of the pandemic contributed to increased utilization. Additionally, CMS increases inpatient hospital fees by 20.0% for any patient diagnosed with COVID-19 regardless of whether that patient was admitted directly for COVID-19 or for a different condition or procedure. This has impacted medical costs especially due to the widespread transmission of recent COVID-19 variants. We will continue to monitor the pandemic’s emerging treatment-related trends as well as the impact on our beneficiaries. Additionally, CMS risk adjustment requires that a member’s health issues be documented annually regardless of the permanence of the underlying causes. Historically, this documentation was required to be completed during an in-person visit with a patient. As part of relief measures adopted pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), CMS is allowing documentation prepared during video visits with patients to serve as support for CMS risk adjustments. Due to fewer visits in 2020, the providers' ability to document health conditions accurately and formulate treatment plans was adversely impacted due to COVID-19. However, we experienced improvements in documentation in 2021 with increased utilization of health services, impacting our 2022 risk score, as anticipated. We believe that this increase in documentation has supported our provider partners with better diagnosis accuracy and improved care planning and that this will result in increased revenue and reduced medical care ratio (MCR).

Key Performance Measures of Our Operating Segments
Operating Segments

We manage our operations based on two reportable operating segments: Insurance and Non-Insurance. Through our Insurance segment, we provide PPO and HMO plans to Medicare Advantage members in several states. Our Non-Insurance segment consists of our operations in connection with our participation in the Direct Contracting program, which will transition to the ACO Reach model in 2023. All other clinical services and all corporate overhead not included in the reportable segments are included within Corporate/Other.

These segment groupings are consistent with the information used by our Chief Executive Officer, our chief operating decision maker, to assess performance and allocate resources.

During the first quarter of 2022, we updated the names of our Medicare Advantage and Direct Contracting segments to the Insurance and Non-Insurance segments, respectively. We believe that this approach better reflects each segment’s current role and contribution to its business. There has been no change to the existing composition of these segments, and previously reported consolidated and segment-level financial results of the Company were not impacted by these changes.
We review several key performance measures, discussed below, to evaluate our business and results, measure performance, identify trends, formulate plans, and make strategic decisions. We believe that the presentation of such metrics is useful to management and counterparties to model the performance of healthcare companies such as Clover.

Insurance segment

Through our Insurance segment, we provide PPO and HMO plans to members in several states. We seek to improve care and lower costs for our Insurance members by empowering providers with data-driven, personalized insights at the point of care through our software platform, the Clover Assistant.

Three Months Ended March 31,	2022		2021
	Total	PMPM	Total	PMPM
	(Premium and expense amounts in thousands, except PMPM amounts)
Insurance members as of period end (#)	85,026	N/A	66,348	N/A
Premiums earned, gross	$278,288	$1,094	$199,500	$1,006
Premiums earned, net	278,169	1,094	199,376	1,005
Insurance medical claim expense incurred, gross	268,214	1,055	215,307	1,085
Insurance net medical claims incurred	268,126	1,054	215,177	1,085
Medical care ratio, gross (1)	96.4%	N/A	107.9%	N/A
Medical care ratio, net	96.4	N/A	107.9	N/A
(1)    Defined as Insurance gross medical claims incurred divided by premiums earned, gross.

Membership and associated premiums earned and medical claim expenses.
We define new and returning members on a calendar year basis. Any member who is active on July 1 of a given year is considered a returning member in the following year. Any member who joins a Clover plan after July 1 in a given year is considered a new member for the entirety of the following calendar year. We view our number of members and associated PMPM premiums earned and medical claim expenses, in the aggregate and on a PMPM basis, as important metrics to assess our financial performance because member growth aligns with our mission, drives our total revenues, expands brand awareness, deepens our market penetration, creates additional opportunities to inform our data-driven insights to improve care and decrease medical claim expenses, and generates additional data to continue to improve the functioning of the Clover Assistant. Among other things, the longer a member is enrolled in one of our Insurance plans, the more data we collect and synthesize and the more actionable insights we generate. We believe these data-driven insights lead to better care delivery as well as improved identification and documentation of members’ chronic conditions, helping to lower PMPM medical claim expenses.
Premiums earned, gross.
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
Premiums earned, net.
Premiums earned, net represents the earned portion of our premiums earned, gross, less the earned portion that is ceded to third-party reinsurers under our reinsurance agreements. Premiums are earned in the period in which members are entitled to receive services, and are net of estimated uncollectible amounts, retroactive membership adjustments, and any adjustments to recognize rebates under the minimum benefit ratios required under the Patient Protection and Affordable Care Act.
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

Insurance gross medical claims incurred.
Insurance gross medical claims incurred reflects claims incurred excluding amounts ceded to reinsurers and the costs associated with processing those claims. We believe gross medical claims incurred provides useful insight into the gross medical expense incurred by members and allows us to evaluate our underwriting performance without regard to changes in our underlying reinsurance structure.
Insurance gross medical claims incurred excludes the effects of medical claims and associated costs ceded to reinsurers, and therefore should not be used as a substitute for net claims incurred, total expenses or any other measure presented in accordance with GAAP.
Insurance net medical claims incurred.
Insurance net medical claims incurred are our medical expenses and consists of the costs of claims, including the costs incurred for claims net of amounts ceded to reinsurers. We enter into reinsurance contracts to limit our exposure to potential catastrophic losses. These expenses generally vary based on the total number of members and their utilization rate of our services.
Medical care ratio, gross and net.
We calculate our medical care ratio by dividing total Insurance medical claim expenses incurred by premiums earned, in each case on a gross or net basis, as the case may be, in a given period. We believe our MCR is an indicator of our gross margin for our Insurance plans and the ability of our Clover Assistant platform to capture and analyze data over time to generate actionable insights for returning members to improve care and reduce medical expenses.

Non-Insurance segment

Our Non-Insurance segment consists of operations in connection with our participation in the Direct Contracting program, which we began in April 2021 and which will transition to the ACO Reach model in 2023. As part of our Non-Insurance operations, we empower providers with the Clover Assistant and offer a variety of programs aimed at reducing expenditures and preserving or enhancing the quality of care for our Non-Insurance Beneficiaries.

	Three months ended March 31, 2022
	Total	PBPM
	(Revenue and claims amounts in thousands, except PBPM amounts)
Non-Insurance Beneficiaries as of period end (#)	172,416	N/A
Non-Insurance revenue	$594,898	$1,140
Non-Insurance net medical claims incurred	593,999	1,138
Non-Insurance MCR(1)	99.8%	N/A
(1)    Defined as Non-Insurance net medical claims incurred divided by Non-Insurance revenue.
Non-Insurance Beneficiaries.
A Non-Insurance Beneficiary is defined as an eligible Original Medicare covered life that has been aligned to our DCE, Health Partners, via attribution to a DCE-participating provider through alignment based on claims data or by beneficiary election through voluntary alignment. A beneficiary alignment is effective as of the first of the month, for the full calendar month, regardless of whether eligibility is lost during the course of the month.
Non-Insurance revenue.
Non-Insurance revenue represents CMS’ total expense incurred for medical services provided on behalf of Non-Insurance Beneficiaries during months in which they were alignment eligible during the performance year. Non-Insurance revenue is calculated by taking the sum of the capitation payments made to us for services within the scope of our capitation arrangement and FFS payments made to providers directly from CMS. Non-Insurance revenue is also known in the DC Model as performance year expenditures and is the primary component used to calculate shared savings or shared loss versus the performance year benchmark. Non-Insurance revenue includes a direct reduction or increase of shared savings or loss, as applicable. Premiums and recoupments incurred in direct relation to the DC Model are recognized as a reduction or increase in Non-Insurance revenue, as applicable. We believe Non-Insurance revenue provides useful insight into the gross economic benefit generated by our business operations and allows us to evaluate our performance without regard to changes in our underlying reinsurance structure.

Non-Insurance net medical claims incurred.
Non-Insurance net medical claims incurred consists of the total incurred expense that CMS and we will remit for medical services provided on behalf of Non-Insurance Beneficiaries during the months in which they are alignment eligible and aligned to the DCE. Additionally, Non-Insurance net medical claims incurred is inclusive of fees paid to providers for Clover Assistant usage, care coordination, and any shared savings or shared loss agreements with providers.
Non-Insurance MCR.
We calculate our MCR by dividing Non-Insurance net medical claims incurred by Non-Insurance revenue in a given period. We believe our MCR is an indicator of our gross profitability and the ability to capture and analyze data over time to generate actionable insights for returning beneficiaries to improve care and reduce medical expenses.

Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021
The following table summarizes our consolidated results of operations for the three months ended March 31, 2022 and 2021. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended March 31,		Change between 2022 and 2021
	2022	2021	($)	(%)
	($ in thousands)
Revenues
Premiums earned, net (Net of ceded premiums of $119 and $124 for the three months ended March 31, 2022 and 2021, respectively)	$278,169	$199,376	$78,793	39.5%
Non-Insurance revenue	594,898	—	594,898	*
Other income	1,312	949	363	38.3
Total revenues	874,379	200,325	674,054	336.5
Operating expenses
Net medical claims incurred	861,722	214,420	647,302	301.9
Salaries and benefits	69,091	66,024	3,067	4.6
General and administrative expenses	57,697	38,618	19,079	49.4
Premium deficiency reserve benefit	(27,657)	—	(27,657)	*
Depreciation and amortization	826	160	666	416.3
Other expense	—	191	(191)	*
Total operating expenses	961,679	319,413	642,266	201.1
Loss from operations	(87,300)	(119,088)	31,788	(26.7)

Change in fair value of warrants payable	—	(85,506)	85,506	*
Interest expense	403	1,175	(772)	(65.7)
Amortization of notes and securities discount	—	13,660	(13,660)	*
Gain on investment	(12,394)	—	(12,394)	*
Net loss	$(75,309)	$(48,417)	$(26,892)	55.5%
*    Not presented because the prior period amount is zero or the amount for the line item changed from a gain to a loss (or vice versa) and thus yields a result that is not meaningful.
Premiums Earned, Net
Premiums earned, net increased $78.8 million, or 39.5%, to $278.2 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was primarily due to membership growth of 28.2% from 66,348 Insurance members at March 31, 2021, to 85,026 Insurance members at March 31, 2022. Additional risk adjustment revenue of $22.6 million was recognized during the three months ended March 31, 2022.

Non-Insurance Revenue
Our participation in Direct Contracting launched in April 2021. Our Non-Insurance revenue was $594.9 million for the three months ended March 31, 2022. This revenue was attributable to the alignment of Original Medicare beneficiaries to our DCE, which numbered 172,416 at March 31, 2022.

Other Income
Other income increased $0.4 million, or 38.3%, to $1.3 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was due to higher net investment income and higher commission income.
Net Medical Claims Incurred
Net medical claims incurred increased $647.3 million, or 301.9%, to $861.7 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was primarily associated with net medical claims attributable to our Non-Insurance Beneficiaries of $594.0 million for the three months ended March 31, 2022, as compared to $0 for the three months ended March 31, 2021, prior to the launch of the Direct Contracting program, and an increase of $52.9 million in net medical claims attributable to our Insurance members, which was primarily driven by an increase in Insurance Members.

Salaries and Benefits
Salaries and benefits increased $3.1 million, or 4.6%, to $69.1 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was primarily driven by increased headcount, partially offset by a $2.1 million decrease in stock-based compensation expense.
General and Administrative Expenses
General and administrative expenses increased $19.1 million, or 49.4%, to $57.7 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was driven in part by increases in legal and other professional fees to support our growth and public company costs, including costs associated with obtaining and maintaining directors’ and officers’ liability insurance. Legal and professional fees increased $6.1 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. Residual commissions, which are attributable to members retained by the Company from the previous plan year, increased by $4.1 million. For the three months ended March 31, 2022, we recognized $11.8 million of deferred acquisition costs related to the acquisition of new members, compared to $1.8 million for the three months ended March 31, 2021. These increases were offset by decreases in marketing material expenses of $1.1 million, broker events expenses of $0.2 million, and research and development costs of $0.1 million.
Premium Deficiency Reserve Benefit
A $27.7 million premium deficiency reserve benefit was recorded for the three months ended March 31, 2022, associated with amortization of the reserve that was deemed necessary as of the end of fiscal year 2021 for fiscal year 2022. There was no premium deficiency reserve amortization for the three months ended March 31, 2021, as there was no reserve recorded as of the end of fiscal year 2020 for fiscal year 2021.
Change in Fair Value of Warrants Payable
There was no change in fair value of warrants payable to report for the three months ended March 31, 2022, as there were no warrants outstanding. There was a decrease of $85.5 million for the three months ended March 31, 2021, due to the mark-to-market adjustment of the Public Warrants and Private Placement Warrants recognized for the three months ended March 31, 2021. For additional information, see Note 5 (Fair Value Measurements) and Note 13 (Warrants Payable) in our 2021 Form 10-K.
Interest Expense
Interest expense decreased $0.8 million, or 65.7%, to $0.4 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily related to the voluntary prepayment and termination of the remaining principal and interest associated with our Term Loan Notes.
Amortization of Notes and Securities Discounts
In 2021, all of our outstanding warrants were exercised or redeemed by us, and we voluntarily prepaid and terminated the remaining principal and interest on our Term Loans, thereby reducing the amortization of notes and securities discounts to none for the three months ended March 31, 2022, as compared to $13.7 million for the three months ended March 31, 2021.

Gain on Investment
In February 2022, one of our subsidiaries, Clover Therapeutics (Clover TX) completed a private capital transaction in which it raised $17.9 million from the issuance of 16,210,602 shares of its preferred stock. After evaluating our ownership interest in Clover TX, we began applying the equity method of accounting during the three months ended March 31, 2022, and recorded a gain on investment of $12.4 million, which is attributable to our proportionate share of the gain on equity of that entity.
Liquidity and Capital Resources

We manage our liquidity and financial position in the context of our overall business strategy. We continually forecast and manage our cash, investments, working capital balances, and capital structure to meet the short-term and long-term obligations of our businesses while seeking to maintain liquidity and financial flexibility.

As of March 31, 2022, we had cash, cash equivalents, and short-term investments of $486.1 million. Additionally, as of March 31, 2022, we had $236.8 million of available-for-sale and held-to-maturity investment securities, and an outstanding balance of $22.4 million on convertible notes issued by Seek. Our cash equivalents, short-term investments, and investment securities consist primarily of money market funds and U.S. government debt securities.

Since inception, we have financed our operations primarily from the proceeds we received through public and private sales of equity securities, funds received in connection with the Business Combination, issuances of convertible notes, premiums earned under our MA plans, borrowings under our term loan facility and, most recently, with our Non-Insurance revenues. We expect that our cash, cash equivalents, short-term investments, and our current projections of cash flows, taken together, will be sufficient to meet our projected operating and regulatory requirements for the next 12 months based on our current plans. Our future capital requirements will depend on many factors, including our needs to support our business growth, to respond to business opportunities, challenges or unforeseen circumstances, or for other reasons. We may be required to seek additional equity or debt financing to provide the capital required to maintain or expand our operations. Any future equity financing may be dilutive to our existing investors, and any future debt financing may include debt service requirements and financial and other restrictive covenants that may constrain our operations and growth strategies. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.

We operate as a holding company in a highly regulated industry. As such, we may receive dividends and administrative expense reimbursements from our subsidiaries, two of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated insurance subsidiaries. Cash, cash equivalents, and short-term investments at the parent company, Clover Health Investments, Corp., were $241.9 million and $350.9 million as of March 31, 2022, and December 31, 2021, respectively. This decrease at the parent company primarily reflects operating expenses and capital contributions made to our regulated insurance subsidiaries. Our unregulated subsidiaries held $97.2 million and $52.2 million of cash, cash equivalents, and short-term investments as of March 31, 2022, and December 31, 2021, respectively. Our regulated insurance subsidiaries held $147.0 million and $190.7 million of cash, cash equivalents, and short-term investments as of March 31, 2022, and December 31, 2021, respectively. Additionally, our regulated insurance subsidiaries held $134.2 million and $118.0 million of available-for-sale and held-to-maturity investment securities as of March 31, 2022, and December 31, 2021, respectively. Our use of operating cash derived from our unregulated subsidiaries is generally not restricted by departments of insurance (or comparable state regulatory agencies). Our regulated insurance subsidiaries have not paid dividends to the parent, and applicable insurance laws restrict the ability of our regulated insurance subsidiary to declare and pay dividends to the parent. Insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amounts calculated under any applicable formula would be permitted. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our regulated insurance subsidiary may in the future adopt statutory provisions more restrictive than those currently in effect.
For a detailed discussion of our regulatory requirements, including aggregate statutory capital and surplus as well as dividends paid from the subsidiaries to the parent, please refer to Notes 24, 25, and 26 in our 2021 Form 10-K.

Cash Flows
The following table summarizes our condensed consolidated cash flows for the three months ended March 31, 2022 and 2021.

Three Months Ended March 31,	2022	2021
	(in thousands)
Cash Flows Data:
Net cash used in operating activities	$(57,042)	$(92,869)
Net cash provided by (used in) investing activities	36,513	(257,476)
Net cash (used in) provided by financing activities	(5,608)	662,504
(Decrease) increase in cash and cash equivalents	(26,137)	312,159

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

For the three months ended March 31, 2022, net cash used in operating activities was $57.0 million, which reflects net loss of $75.3 million. Non-cash activities included a $40.6 million charge to stock-based compensation expense, $27.7 million amortization of the 2022 premium deficiency reserve, and a $12.4 million gain on investment related to the change in the equity structure of Clover TX. Payments due to CMS related to our Non-Insurance operations increased by $43.2 million. Change in our working capital included an increase in unpaid claims of $25.3 million.
For the three months ended March 31, 2021, net cash used in operating activities was $92.9 million, which reflects a net loss of $48.4 million. Non-cash activities primarily consisted of a $85.5 million gain as a result of the change in fair value of warrants payable and $42.7 million of stock-based compensation expense.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2022, of $36.5 million was primarily due to $113.1 million used to purchase investment securities, offset by $150.0 million provided from the sale and maturity of investment securities.
Net cash provided by investing activities for the three months ended March 31, 2021, of $257.5 million was primarily due to $274.9 million used to purchase investment securities, partially offset by $17.5 million provided from the sale and maturity of investment securities.
For additional information regarding our investing activities, please refer to Note 3 (Investment Securities) to our condensed consolidated financial statements included in this Form 10-Q.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2022, of $5.6 million was primarily the result of the acquisition of $5.9 million in treasury stock.
Net cash provided by financing activities for the three months ended March 31, 2021, of $662.5 million was the result of $666.2 million in proceeds from the reverse capitalization in connection with the Business Combination, net of transaction costs, and $1.3 million in proceeds from the issuance of common stock, offset by $5.0 million in principal payments on our outstanding Term Loan Notes.
Financing Arrangements
There have been no material changes to our financing arrangements as of March 31, 2022, as compared to those disclosed in our 2021 Form 10-K.

Contractual Obligations and Commitments
We believe that funds from future operating cash flows, cash, and investments will be sufficient for future operations and commitments, and for capital acquisitions and other strategic transactions, over at least the next 12 months.

Material cash requirements from known contractual obligations and commitments as of March 31, 2022 include: (1) the recognition of a performance guarantee of $1,780.3 million in connection with the Company’s participation in the DC Model, (2) operating lease obligations of $7.4 million, and (3) the outstanding principal balance related to the convertible note entered into by Seek, our indirect wholly-owned subsidiary, on September 25, 2020, for an aggregate principal amount of $20.0 million. These commitments are associated with contracts that were enforceable and legally binding as of March 31, 2022, and that specified all significant terms, including fixed or minimum serves to be used, fixed, minimum, or variable price provisions, and the approximate timing of the actions under the contracts. There were no other material cash requirements from known contractual obligations and commitments. For additional information regarding our remaining estimated contractual obligations and commitments, see Note 8 (Notes and Securities Payable), Note 15 (Commitments and Contingencies), and Note 16 (Non-Insurance) to Financial Statements in this report, and Note 16 (Leases) in the 2021 Form 10-K.
Indemnification Agreements
In the ordinary course of business, we enter into agreements, with various parties (providers, vendors, consultants, etc.), of varying scope and terms pursuant to which we may agree to defend, indemnify, and hold harmless the other parties from any claim, demand, loss, lawsuit, settlement, judgment, fine, or other liability, and all related expenses which may accrue there from (including reasonable attorney’s fees), arising from or in connection with third party claims, including, but not limited to, negligence, recklessness, willful misconduct, fraud, or otherwise wrongful act or omission with respect to our obligations under the applicable Agreement.
Off-balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimate
We believe that the accounting policies and estimates involve a significant degree of judgment and complexity. There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2022, as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2021 Form 10-K.

For recently adopted accounting pronouncements, see Note 2 (Summary of Significant Accounting Policies) to the Financial Statements in this Form 10-Q.
Recently Issued and Adopted Accounting Pronouncements
See Note 2 (Summary of Significant Accounting Policies) to the Financial Statements in this report for a discussion of accounting pronouncements recently adopted and recently issued accounting pronouncements not yet adopted and their potential impact to our financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. Our investment policy is focused on preservation of capital, liquidity and earning a modest yield. Substantially all of our investment portfolio is invested in U.S. Treasury fixed maturity securities. As of March 31, 2022, none of our fixed maturity securities portfolio was unrated or rated below investment grade.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our "Certifying Officers"), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.
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
Changes in Internal Control over Financial Reporting
Other than the remediation discussed below, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Background and Remediation of Material Weakness - Technical Accounting Related to Stock-Based Compensation Expense

Management previously identified a material weakness in our internal control over financial reporting related to the accounting associated with certain performance restricted stock unit awards (PRSUs) issued by the Company, as disclosed in “Part II, Item 9A. Controls and Procedures” in our 2021 Form 10-K and as described further below. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness related specifically to determining the expense associated with PRSUs issued by the Company. Our controls, specifically the review of assumptions related to determining the expense associated with stock-based compensation awards, did not operate as designed, resulting in an adjustment in fourth quarter 2021 to decrease operating expenses within the consolidated statements of operations and additional paid-in capital within the Company’s consolidated balance sheet. Management has determined that the material weakness was remediated during the three months ended March 31, 2022, due to enhancements made to our business processes and related internal controls during the period and the fact that the staff responsible for preparing and reviewing stock-based compensation expense has completed additional training in the accounting of these types of complex stock awards as prescribed by current accounting standards.

PART II
Item 1. Legal Proceedings
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
Information concerning legal proceedings can be found in Note 15 (Commitments and Contingencies) to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, which information is incorporated by reference into this item.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of the 2021 Form 10-K. In the course of conducting our business operations, we are exposed to a variety of risks, any of which have affected or could materially adversely affect our business, financial condition, and results of operations. The market price of our Class A common stock could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occurs. Any factor described in this report or in any of our other SEC filings could by itself, or together with other factors, adversely affect our financial results and condition. For a discussion of risk factors that could adversely affect our financial results and condition, and the value of, and return on, an investment in the Company, please see the “Risk Factors” section in the 2021 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

On May 5, 2022, our Board of Directors determined that our 2022 Annual Meeting of Stockholders (the “2022 Annual Meeting”) will be held on September 22, 2022. The time and location for the 2022 Annual Meeting will be set forth in the Company's proxy statement for the 2022 Annual Meeting, which will be made available to stockholders prior to the meeting. Because we did not hold an annual meeting last year, we are informing stockholders of the date in accordance with Rule 14a-5(f) under the Exchange Act.

For stockholders who wish to present a proposal to be considered for inclusion in our proxy materials for the 2022 Annual Meeting, we have set a deadline for the receipt of such proposals in accordance with Rule 14a-8 under the Exchange Act. To be considered timely, a stockholder must submit its proposal, in writing, by May 19, 2022, to our Corporate Secretary at joseph.martin@cloverhealth.com. We have determined May 19, 2022, to be a reasonable time before we begin to print and send our proxy materials. Stockholder proposals referred to in this paragraph must also comply with all applicable requirements of Rule 14a-8.

In addition, because we did not hold an annual meeting last year, pursuant to the Company’s Amended and Restated Bylaws (the “Bylaws”), stockholder proposals and nominations submitted outside of Rule 14a-8 of the Exchange Act, to be considered timely, must be submitted in writing, to our Corporate Secretary at joseph.martin@cloverhealth.com no earlier than May 25, 2022, and no later than the close of business on June 24, 2022. Stockholders are advised to review the Bylaws, which contain additional requirements relating to stockholder proposals and director nominations.

Item 6. Exhibits and Financial Statement Schedules
A list of exhibits to this Form 10-Q is set forth below:

Exhibit No.	Description
10.1*	Employment Agreement, effective as of March 14, 2022, between the Registrant and Joseph Martin
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_____________
* Filed herewith.
† Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Clover Health Investments, Corp.

Date: May 9, 2022	By:	/s/ Vivek Garipalli
Vivek Garipalli
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2022	By:	/s/ Mark C. Herbers
Mark C. Herbers
Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)