Form 10-Q
period 2022-06-30
CLOVER HEALTH INVESTMENTS, CORP. /DE
filed 2022-08-08
CIK 1801170

I I 😀🚩🚩2w

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of August 2, 2022, the registrant had 383,247,718 shares of Class A Common Stock, $0.0001 par value per share, and 94,395,168 shares of Class B Common Stock, $0.0001 par value per share, issued and outstanding.

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
•our ability to maintain and increase adoption and use of Clover Assistant;
•the anticipated benefits associated with the use of Clover Assistant, including our ability to utilize the platform to manage our medical care ratios;
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

Part I
Item 1. Financial Statements and Supplementary Data

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	June 30, 2022 (Unaudited)	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$324,471	$299,968
Short-term investments	104,005	293,851
Investment securities, available-for-sale (Amortized cost: 2022: $80,608; 2021: $21,142)	79,997	21,131
Investment securities, held-to-maturity (Fair value: 2022: $0; 2021: $307)	—	305
Accrued retrospective premiums	34,768	34,923
Other receivables	14,485	14,282
Healthcare receivable	77,967	48,042
Non-Insurance performance year receivable	1,164,682	—
Surety bonds and deposits	14,756	12,613
Prepaid expenses	20,266	9,409
Other assets, current	25,649	18,022
Total current assets	1,861,046	752,546

Investment securities, available-for-sale (Amortized cost: 2022: $181,788; 2021: $177,527)	174,046	175,604
Investment securities, held-to-maturity (Fair value: 2022: $361; 2021: $364)	351	335
Equity method investment	1,950	—
Property and equipment, net	2,376	2,287
Operating lease right-of-use assets	4,496	5,367
Goodwill and other intangible assets	4,233	4,233
Other assets, non-current	14,708	10,432
Total assets	$2,063,206	$950,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	June 30, 2022 (Unaudited)	December 31, 2021
Liabilities and Stockholders' Equity
Current liabilities
Unpaid claims	$160,151	$138,604
Due to related parties, net	1,536	2,320
Non-Insurance performance year obligation, current	1,214,312	36,891
Non-Insurance payable	120,365	37,773
Accounts payable and accrued expenses	30,108	28,129
Accrued salaries and benefits	14,696	15,147
Operating lease liabilities	2,073	3,059
Premium deficiency reserve	55,314	110,628
Other liabilities, current	111	73
Total current liabilities	1,598,666	372,624

Notes and securities payable, net of discounts and deferred issuance costs	19,956	19,938
Long-term operating lease liabilities	4,594	4,830
Other liabilities, non-current	13,068	14,095
Total liabilities	1,636,284	411,487
Commitments and Contingencies (Note 15)
Stockholders' equity
Class A Common Stock, $0.0001 par value; 2,500,000,000 shares authorized as of June 30, 2022, and December 31, 2021; 383,008,614 and 352,645,626 issued and outstanding as of June 30, 2022, and December 31, 2021, respectively	37	34
Class B Common Stock, $0.0001 par value; 500,000,000 shares authorized as of June 30, 2022, and December 31, 2021; 94,395,168 and 118,206,768 issued and outstanding as of June 30, 2022, and December 31, 2021, respectively	9	12
Additional paid-in capital	2,237,648	2,154,187
Accumulated other comprehensive loss	(8,353)	(1,934)
Accumulated deficit	(1,796,228)	(1,616,738)
Less: Treasury stock, at cost; 1,931,537 and 14,730 shares held as of June 30, 2022, and December 31, 2021, respectively	(6,191)	(147)
Clover stockholders' equity	426,922	535,414
Noncontrolling interest	—	3,903
Total stockholders' equity	426,922	539,317
Total liabilities and stockholders' equity	$2,063,206	$950,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
(Dollars in thousands, except per share and share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Premiums earned, net (Net of ceded premiums of $119 and $126 for the three months ended June 30, 2022 and 2021, respectively; net of ceded premiums of $238 and $250 for the six months ended June 30, 2022 and 2021, respectively)	$268,505	$195,357	$546,674	$394,733
Non-Insurance revenue	577,370	216,373	1,172,268	216,373
Other income	825	742	2,137	1,691
Total revenues	846,700	412,472	1,721,079	612,797

Operating expenses:
Net medical claims incurred	858,786	458,503	1,720,508	672,923
Salaries and benefits	70,491	62,167	139,582	128,191
General and administrative expenses	47,040	45,646	104,737	84,264
Premium deficiency reserve (benefit) expense	(27,657)	27,900	(55,314)	27,900
Depreciation and amortization	586	118	1,412	278
Other expense	—	—	—	191
Total operating expenses	949,246	594,334	1,910,925	913,747
Loss from operations	(102,546)	(181,862)	(189,846)	(300,950)

Change in fair value of warrants payable	—	134,512	—	49,006
Interest expense	390	1,211	793	2,386
Amortization of notes and securities discounts	18	26	18	13,686
Loss (gain) on investment	1,227	—	(11,167)	—
Net loss	$(104,181)	$(317,611)	$(179,490)	$(366,028)

Per share data:
Net loss per share attributable to Class A and Class B common stockholders – basic and diluted (1)	$(0.22)	$(0.78)	$(0.38)	$(0.93)
Weighted average number of common shares outstanding
Basic and diluted weighted average number of Class A and Class B common shares and common share equivalents outstanding (1)	476,061,809	408,156,682	474,553,609	395,422,849

Net unrealized (loss) gain on available-for-sale investments	$(1,095)	$70	$(6,419)	$(423)
Comprehensive loss	$(105,276)	$(317,541)	$(185,909)	$(366,451)
(1) Because the Company had a net loss during the three and six months ended June 30, 2022 and 2021, the Company's potentially dilutive securities, which include stock options, restricted stock, preferred stock, and warrants to purchase shares of common stock and preferred stock, have been excluded from the computation of diluted net loss per share, as the effect would be anti-dilutive.
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands, except share amounts)

	Convertible Preferred stock		Class A and Class B Common Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2020	139,444,346	$447,747	89,206,266	$9	—	$—	$411,867	$(1,028,982)	$10	$3,903	$(613,193)
Stock issuance for exercise of stock options, net of early exercise liability	—	—	761,480	—	—	—	1,282	—	—	—	1,282
Stock-based compensation	—	—	—	—	—	—	42,713	—	—	—	42,713
Unrealized holdings loss on investment securities, available-for-sale	—	—	—	—	—	—	—	—	(493)	—	(493)
Preferred stock conversion	(139,444,346)	(447,747)	139,444,346	14	—	—	447,733	—	—	—	447,747
Issuance of common stock related to exercises of legacy warrants	—	—	7,205,490	1	—	—	97,781	—	—	—	97,782
Convertible debt conversion and other issuances	—	—	75,084,703	7	—	—	16,052	—	—	—	16,059
Issuance of common stock in connection with Business Combination and PIPE offering	—	—	96,398,800	10	—	—	666,232	—	—	—	666,242
Capital contribution for extinguishment of debt	—	—	—	—	—	—	126,795	—	—	—	126,795
Acquisition of Public and Private Placement Warrants	—	—	—	—	—	—	(147,582)	—	—	—	(147,582)
Net loss	—	—	—	—	—	—	—	(48,417)	—	—	(48,417)
Balance, March 31, 2021	—	$—	408,101,085	$41	—	$—	$1,662,873	$(1,077,399)	$(483)	$3,903	$588,935
Stock issuance for exercise of stock options, net of early exercise liability	—	—	204,366	—	—	—	435	—	—	—	435
Stock-based compensation	—	—	—	—	—	—	43,026	—	—	—	43,026
Unrealized holdings gain on investment securities, available-for-sale	—	—	—	—	—	—	—	—	70	—	70
Net loss	—	—	—	—	—	—	—	(317,611)	—	—	(317,611)
Balance, June 30, 2021	—	$—	408,305,451	$41	—	$—	$1,706,334	$(1,395,010)	$(413)	$3,903	$314,855

Balance, December 31, 2021	—	$—	470,852,394	$46	14,730	$(147)	$2,154,187	$(1,616,738)	$(1,934)	$3,903	$539,317
Stock issuance for exercise of stock options, net of early exercise liability	—	—	151,620	—	—	—	331	—	—	—	331
Stock-based compensation	—	—	—	—	—	—	40,640	—	—	—	40,640
Vested restricted stock units	—	—	2,074,756	—	—	—	—	—	—	—	—
Vested performance restricted stock units	—	—	8,951	—	—	—	—	—	—	—	—
Unrealized holdings loss on investment securities, available-for-sale	—	—	—	—	—	—	—	—	(5,324)	—	(5,324)
Treasury stock acquired	—	—	—	—	1,879,063	(5,939)	—	—	—	—	(5,939)
Issuance of common stock under Employee Stock Purchase Plan	—	—	214,797	—	—	—	—	—	—	—	—
Derecognition of noncontrolling interest	—	—	—	—	—	—	—	—	—	(3,903)	(3,903)
Net loss	—	—	—	—	—	—	—	(75,309)	—	—	(75,309)
Balance, March 31, 2022	—	$—	473,302,518	$46	1,893,793	$(6,086)	$2,195,158	$(1,692,047)	$(7,258)	$—	$489,813
Stock issuance for exercise of stock options, net of early exercise liability	—	—	4,016,336	—	—	—	563	—	—	—	563
Stock-based compensation	—	—	—	—	—	—	41,927	—	—	—	41,927

Vested restricted stock units	—	—	84,928	—	—	—	—	—	—	—	—
Treasury stock acquired	—	—	—	—	37,744	(105)	—	—	—	—	(105)
Unrealized holdings gain on investment securities, available-for-sale	—	—	—	—	—	—	—	—	(1,095)	—	(1,095)
Net loss	—	—	—	—	—	—	—	(104,181)	—	—	(104,181)
Balance, June 30, 2022	—	$—	477,403,782	$46	1,931,537	$(6,191)	$2,237,648	$(1,796,228)	$(8,353)	$—	$426,922
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(179,490)	$(366,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,412	278
Amortization of notes and securities discounts and debt issuance costs	18	13,686
Stock-based compensation expense	82,567	85,739
Change in fair value of warrants payable and amortization of warrants	—	49,006
Accretion, net of amortization	(35)	87
Net realized losses on investment securities	16	63
Gain on investment	(11,167)	—
Premium deficiency reserve	(55,314)	27,900
Changes in operating assets and liabilities:
Accrued retrospective premiums	155	(2,390)
Other receivables	(203)	(12,289)
Performance year receivable	12,739	—
Surety bonds and deposits	(2,143)	(15,578)
Prepaid expenses	(10,857)	(6,705)
Other assets	(7,529)	(4,600)
Healthcare receivables	(29,925)	6,887
Operating lease right-of-use assets	1,513	1,720
Unpaid claims	20,763	28,752
Accounts payable and accrued expenses	1,979	(1,978)
Accrued salaries and benefits	(451)	6,272
Other liabilities	(989)	870
Performance year obligation	—	18,809
Non-Insurance payable	82,592	14,530
Operating lease liabilities	(1,864)	(2,055)
Net cash used in operating activities	(96,213)	(157,024)
Cash flows from investing activities:
Purchases of short-term investments, available-for-sale, and held-to-maturity securities	(169,889)	(323,451)
Proceeds from sales of short-term investments and available-for-sale securities	5,881	36,865
Proceeds from maturities of short-term investments, available-for-sale, and held-to-maturity securities	290,455	200,265
Purchases of property and equipment	(331)	(290)
Acquisition of Character Biosciences, Inc. Series A preferred shares	(250)	—
Net cash provided by (used in) investing activities	125,866	(86,611)
Cash flows from financing activities:
Payment of notes payable principal	—	(30,925)
Issuance of common stock, net of early exercise liability	894	1,717
Proceeds from reverse recapitalization, net of transaction costs	—	666,242
Treasury stock acquired	(6,044)	—
Net cash (used in) provided by financing activities	(5,150)	637,034
Net increase in cash and cash equivalents	24,503	393,399
Cash and cash equivalents, beginning of period	299,968	92,348
Cash and cash equivalents, end of period	$324,471	$485,747
Supplemental cash flow disclosures
Cash paid during the period for interest	$—	$1,677
Supplemental disclosure of non-cash activities
Performance year receivable	$(1,177,421)	$(436,334)
Performance year obligation	1,177,421	436,334
Conversion of preferred stock to common stock	—	447,747
Issuance of common stock related to convertible debt	—	16,059
Capital contribution for extinguishment of debt	—	126,795
Issuance of common stock related to warrants exercised	—	97,782
Acquisition of public and private Warrants	—	147,582
Right-of-use assets obtained in exchange for lease liabilities	642	204
Recognition of equity method investments and preferred stock	8,644	—
Derecognition of noncontrolling interest	3,903	—
Conversion of Character Biosciences, Inc. convertible note to preferred stock	250	—
The accompanying notes are an integral part of these consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization and Operations
Clover Health Investments, Corp. (collectively with its affiliates and subsidiaries, "Clover" or the "Company") is singularly focused on creating great, sustainable healthcare to improve every life. Clover has centered its strategy on building and deploying technology through its flagship software platform, Clover Assistant, to help America’s seniors receive better care at lower costs.
Clover provides affordable, high-quality Medicare Advantage ("MA") plans, including Preferred Provider Organization ("PPO") and Health Maintenance Organization ("HMO") plans, through its regulated insurance subsidiaries. The Company's regulated insurance subsidiaries consist of Clover Insurance Company and Clover HMO of New Jersey Inc., which operate the Company's PPO and HMO health plans, respectively. On April 1, 2021, the Company's subsidiary, Clover Health Partners, LLC, began participating as a Direct Contracting Entity ("DCE") in the Global and Professional Direct Contracting Model ("DC Model") of the Centers for Medicare and Medicaid Services ("CMS"), an agency of the United States Department of Health and Human Services, through which the Company provides care to aligned Original Medicare beneficiaries (the "Non-Insurance Beneficiaries"). Medical Service Professionals of NJ, LLC, houses Clover's employed physicians and the related support staff for Clover's in-home care program. Clover's administrative functions and insurance operations are primarily operated by its Clover Health, LLC and Clover Health Labs, LLC subsidiaries.
Clover's approach is to combine technology, data analytics, and preventive care to lower costs and increase the quality of health and life of Medicare beneficiaries. Clover's technology platform is designed to use machine learning-powered systems to deliver data and insights to physicians at the point of care in order to improve outcomes for beneficiaries and drive down costs. Clover's MA plans generally provide access to a wide network of primary care providers, specialists, and hospitals, enabling its members to see any doctor participating in Medicare willing to accept them. Clover focuses on minimizing members' out-of-pocket costs and offers many plans that allow members to pay the same co-pays for primary care provider visits regardless of whether their physician is in- or out-of-network. Through its Non-Insurance operations, the Company assumes full risk (i.e., 100.0% shared savings and shared losses) for the total cost of care of aligned Non-Insurance Beneficiaries, empowers providers with Clover Assistant, and offers a variety of programs aimed at reducing expenditures and preserving or enhancing the quality of care for Non-Insurance Beneficiaries. For additional information related to the Company's Non-Insurance operations, see Note 16 in this report.
Clover was originally incorporated as a Cayman Islands exempted company on October 18, 2019, as a special purpose acquisition company under the name Social Capital Hedosophia Holdings Corp. III ("SCH"). On October 5, 2020, SCH entered into a Merger Agreement (the "Merger Agreement") with Clover Health Investments, Corp., a corporation originally incorporated on July 17, 2014, in the state of Delaware ("Legacy Clover"). Pursuant to the Merger Agreement, and a favorable vote of SCH's stockholders at an extraordinary general meeting on January 6, 2021 (the "Special Meeting"), on January 7, 2021, Asclepius Merger Sub Inc., a Delaware corporation and a newly formed, wholly-owned subsidiary of SCH ("Merger Sub"), merged with and into Legacy Clover. The separate corporate existence of Merger Sub ceased, Legacy Clover survived and merged with and into SCH, with SCH as the surviving corporation, and SCH was redomesticated as a Delaware corporation and renamed Clover Health Investments, Corp. (the "Business Combination"). The Business Combination was accounted for as a reverse recapitalization in accordance with generally accepted accounting principles in the United States ("GAAP"). Under the guidance in Accounting Standards Codification ("ASC") 805, Legacy Clover is treated as the "acquirer" for financial reporting purposes, Legacy Clover is deemed the accounting predecessor of the combined business, and Clover Health Investments, Corp., as the parent company of the combined business, is the successor Securities and Exchange Commission ("SEC") registrant, meaning that Legacy Clover's financial statements for previous periods are disclosed in periodic reports filed with the SEC.
The Business Combination has had and will have a significant impact on the Company's future reported financial position and results as a consequence of the reverse recapitalization. The Business Combination closed on January 7, 2021, and on the following day the Company's Class A Common Stock and then outstanding public warrants were listed on the Nasdaq Global Select Market ("Nasdaq") under the symbols "CLOV" and "CLOVW," respectively, for trading in the public market.
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
The Company continuously assesses its partially-owned entities to determine if these entities are variable interest entities ("VIEs") and, if so, whether the Company is the primary beneficiary and, therefore, required to consolidate the VIE. To make this determination, the Company applies a qualitative approach to determine whether the Company has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of, or the rights to receive benefits from, the VIE that could potentially be significant to that VIE. If the Company has an interest in a VIE but is determined to not be the primary beneficiary, the Company accounts for the interest under the equity method of accounting.
Segment information
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker ("CODM") in deciding how to allocate resources to an individual segment and in assessing performance. The Company's CODM is its Chief Executive Officer. The Company has two reporting segments: Insurance and Non-Insurance.
Performance guarantees
Certain of the Company's arrangements with third-party providers require it to guarantee the performance of its care network to CMS. As a result of the Company's participation in the DC Model, the Company determined that it was making a performance guarantee with respect to providers under the Non-Insurance arrangement that should be recognized in the financial statements. Accordingly, a liability for the performance guarantee was recorded on the Condensed Consolidated Balance Sheet. Each month, as the performance guarantee is fulfilled, the guarantee is amortized on a straight-line basis for the amount that represents the completed performance. With respect to each performance year in which the DCE is a participant, the final consideration due to the DCE from CMS ("shared savings") or the consideration due to CMS from the DCE ("shared loss") is reconciled in the subsequent years following the performance year. The shared savings or loss is measured periodically and will be applied to the Non-Insurance performance obligation or Non-Insurance performance receivable if the Company is in a probable loss position or probable savings position, respectively. The DCE has entered into a surety bond agreement with CMS and a third-party surety to cover the reserve requirement of fifty percent. The reserve requirement is determined by CMS.

Capitalized software development costs - cloud computing arrangements
The Company's cloud computing arrangements are mostly comprised of hosting arrangements that are service contracts, whereby the Company gains remote access to use enterprise software hosted by the vendor or another third party on an as-needed basis for a period of time in exchange for a subscription fee. Implementation costs for cloud computing arrangements are capitalized if certain criteria are met and consist of internal and external costs directly attributable to developing and configuring cloud computing software for its intended use. These capitalized implementation costs are presented in the Condensed Consolidated Balance Sheets in other assets, and are generally amortized over the fixed, non-cancelable term of the associated hosting arrangement on a straight-line basis.
Deferred acquisition costs
Acquisition costs directly related to the successful acquisition of new business, which are primarily made up of commissions costs, are deferred and subsequently amortized. Deferred acquisition costs are recorded as other assets on the Condensed Consolidated Balance Sheet and are amortized over the estimated life of the related contracts. The amortization of deferred acquisition costs is recorded in general and administrative expenses in the Condensed Consolidated Statement of Operations and Comprehensive Loss. As of June 30, 2022, and December 31, 2021, there were no deferred acquisition costs as a result of the acceleration of amortization for deferred acquisition costs due to the recognition of a premium deficiency reserve. For the three and six months ended June 30, 2022, charges related to deferred acquisition costs of $1.9 million and $13.7 million, respectively, were recognized in general and administrative expenses. For the three and six months ended June 30, 2021, charges related to deferred acquisition costs of $6.7 million and $8.5 million, respectively, were recognized in general and administrative expenses.
COVID-19
The societal and economic impact of the Coronavirus Disease 2019 ("COVID-19") pandemic and its variants are continuing to evolve, and the ultimate impact on the Company's business, results of operations, financial condition, and cash flows is uncertain and difficult to predict. The global pandemic has severely impacted businesses worldwide, including many in the health insurance sector. In response to the pandemic, the Company has implemented additional steps related to its care delivery, member support, and internal policies and operations.
Recent accounting pronouncements
Accounting pronouncements effective in future periods

In August 2018, the FASB issued ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, which was subsequently amended by ASU 2019-09, Financial Services—Insurance (Topic 944): Effective Date and ASU 2020-11, Financial Services—Insurance (Topic 944): Effective Date and Early Application. ASU 2020-11 was issued in consideration of the implications of COVID-19 and to provide transition relief and additional time for implementation by deferring the effective date by one year. The amendments in ASU 2018-12 make changes to a variety of areas to simplify or improve the existing recognition, measurement, presentation, and disclosure requirements for long-duration contracts issued by an insurance entity. The amendments require insurers to annually review the assumptions they make about their policyholders and update the liabilities for future policy benefits if the assumptions change. The amendments also simplify the amortization of deferred acquisition costs and add new disclosure requirements about the assumptions used to measure liabilities and the potential impact to future cash flows. The amendments related to the liability for future policy benefits for traditional and limited-payment contracts and deferred acquisition costs are to be applied to contracts in force as of the beginning of the earliest period presented, with an option to apply such amendments retrospectively with a cumulative-effect adjustment to the opening balance of retained earnings as of the earliest period presented. The amendments for market risk benefits are to be applied retrospectively. ASU 2020-11 is effective for public entities beginning after December 15, 2022. The Company is currently evaluating the effects the adoption of ASU 2018-12 and ASU 2020-11 will have on its financial statements.

3. Investment Securities
The following tables present amortized cost and fair values of investments as of June 30, 2022, and December 31, 2021, respectively:

June 30, 2022	Amortized cost	Accumulated unrealized gains	Accumulated unrealized losses	Fair value
	(in thousands)
Investment securities, held-to-maturity
U.S. government and government agencies and authorities	$351	$36	$(26)	$361
Investment securities, available-for-sale
U.S. government and government agencies and authorities	241,182	29	(8,372)	232,839
Corporate debt securities	21,214	8	(18)	21,204
Total investment securities	$262,747	$73	$(8,416)	$254,404

December 31, 2021	Amortized cost	Accumulated unrealized gains	Accumulated unrealized losses	Fair value
	(in thousands)
Investment securities, held-to-maturity
U.S. government and government agencies and authorities	$640	$40	$(9)	$671
Investment securities, available-for-sale
U.S. government and government agencies and authorities	198,669	10	(1,944)	196,735
Total investment securities	$199,309	$50	$(1,953)	$197,406
The following table presents the amortized cost and fair value of debt securities as of June 30, 2022, by contractual maturity:

June 30, 2022	Held-to-maturity		Available-for-sale
	Amortized cost	Fair value	Amortized cost	Fair value
	(in thousands)
Due within one year	$—	$—	$80,608	$79,997
Due after one year through five years	241	215	181,788	174,046
Due after five years through ten years	—	—	—	—
Due after ten years	110	146	—	—
Total	$351	$361	$262,396	$254,043
For the three and six months ended June 30, 2022 and 2021, respectively, net investment income, which is included within other income in the Condensed Consolidated Statements of Operations and Comprehensive Loss, was derived from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Cash and cash equivalents	$136	$—	$138	$—
Short-term investments	50	40	121	77
Investment securities	277	37	514	84
Investment income, net	$463	$77	$773	$161

Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at June 30, 2022, and December 31, 2021:

June 30, 2022	Less than 12 months		Greater than 12 months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands, except number of positions)
U.S. government and government agencies and authorities	$189,720	$(6,114)	$28,462	$(2,284)	$218,182	$(8,398)
Corporate debt securities	11,377	(18)	—	—	11,377	(18)
Total	$201,097	$(6,132)	$28,462	$(2,284)	$229,559	$(8,416)
Number of positions	33		8		41

December 31, 2021	Less than 12 months		Greater than 12 months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands, except number of positions)
U.S. government and government agencies and authorities	$187,251	$(1,555)	$7,902	$(398)	$195,153	$(1,953)
Total	$187,251	$(1,555)	$7,902	$(398)	$195,153	$(1,953)
Number of positions	18		4		22
The Company did not record any credit allowances for debt securities that were in an unrealized loss position as of June 30, 2022, and December 31, 2021.
As of June 30, 2022, all securities were investment grade, with credit ratings of BBB+ or higher by S&P Global or as determined by other credit rating agencies within the Company's investment policy. Unrealized losses on investment grade securities are principally related to changes in interest rates or changes in issuer or sector related credit spreads since the securities were acquired. The gross unrealized investment losses as of June 30, 2022, were assessed, based on, among other things:
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
Proceeds from sales and maturities of investment securities, inclusive of short-term investments, and related gross realized gains (losses) which are included within other income in the Condensed Consolidated Statements of Operations and Comprehensive Loss, were as follows for the three and six months ended June 30, 2022 and 2021, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Proceeds from sales of investment securities	$5,881	$19,598	$5,881	$36,865
Proceeds from maturities of investment securities	140,455	200,000	290,455	200,265

Gross realized gains	5	1	5	17
Gross realized losses	(21)	(3)	(21)	(80)
Net realized losses	$(16)	$(2)	$(16)	$(63)
As of June 30, 2022, and December 31, 2021, the Company had $14.2 million and $11.1 million, respectively, in deposits with various states and regulatory bodies that are included as part of the Company's investment balances.

4. Fair Value Measurements
The following tables present a summary of fair value measurements for financial instruments as of June 30, 2022, and December 31, 2021, respectively:

June 30, 2022	Level 1	Level 2	Level 3	Total fair value
	(in thousands)
U.S. government and government agencies	$—	$232,839	$—	$232,839
Corporate debt securities	—	21,204	—	21,204
Total assets at fair value	$—	$254,043	$—	$254,043

December 31, 2021	Level 1	Level 2	Level 3	Total fair value
	(in thousands)
U.S. government and government agencies	$—	$196,735	$—	$196,735
Total assets at fair value	$—	$196,735	$—	$196,735
For additional information regarding the fair value measurements for financial instruments, see Note 5 (Fair Value Measurements) in the 2021 Form 10-K. For additional information regarding the liabilities, see Note 12 (Notes and Securities Payable), Note 13 (Warrants Payable), and Note 14 (Derivative Liabilities) in the 2021 Form 10-K.

The fair value of Legacy Clover's convertible securities was based on Level 3 inputs, which were unobservable and reflected management's best estimate of what market participants would use when pricing the asset or liability, including assumptions about risk. There was no fair value associated with convertible securities at June 30, 2022, due to the conversion of the securities to shares of the Company's common stock upon the completion of the Business Combination.
There were no changes in balances of Legacy Clover's Level 3 financial liabilities during the six months ended June 30, 2022. The changes in balances of Legacy Clover's Level 3 financial liabilities during the six months ended June 30, 2021, were as follows:

	Convertible securities	Derivative liabilities	Warrants payable	Total
(in thousands)
Balance, December 31, 2020	$949,553	$44,810	$97,782	$1,092,145
Issuances	—	—	—	—
Settlements	(949,553)	(44,810)	(97,782)	(1,092,145)
Transfers in	—	—	—	—
Transfers out	—	—	—	—
Total realized losses (gains)	—	—	—	—
Balance, June 30, 2021	$—	$—	$—	$—
In addition to the Level 3 financial liabilities in the table above, on September 25, 2020, Seek Insurance Services, Inc. ("Seek"), a field marketing organization and an indirect wholly-owned subsidiary of the Company, entered into a note purchase agreement with a third-party investor and issued a note (the "Seek Convertible Note") in the principal amount of $20.0 million, for which the carrying value is approximately the same as the fair value. For additional information, see Note 8 (Notes and Securities Payable). As of June 30, 2022, and December 31, 2021, both the carrying value, which includes accrued interest, and the fair value of the Seek Convertible Note were $22.8 million and $22.0 million, respectively, and these were considered Level 3 financial liabilities. Seek is currently in the process of winding down its operations.
There were no transfers in or out of Level 3 financial assets or liabilities for the six months ended June 30, 2022 or 2021.
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

5. Healthcare Receivables
Healthcare receivables include pharmaceutical rebates which are accrued as they are earned and estimated based on contracted rebate rates, eligible amounts submitted to the manufacturers by the Company's pharmacy manager, pharmacy utilization volume, and historical collection patterns. Also included in healthcare receivables are Medicare Part D settlement receivables, member premium receivables, and other CMS receivables. The Company reported $78.0 million and $48.0 million of healthcare receivables at June 30, 2022, and December 31, 2021, respectively.

6. Related Party Transactions
Related party agreements
The Company has various contracts with IJKG Opco LLC (d/b/a CarePoint Health - Bayonne Medical Center), Hudson Hospital Opco, LLC (d/b/a CarePoint Health - Christ Hospital) and Hoboken University Medical Center Opco LLC (d/b/a CarePoint Health - Hoboken University Medical Center), which collectively do business as the CarePoint Health System ("CarePoint Health"), for the provision of inpatient and hospital-based outpatient services. CarePoint Health was ultimately held and controlled by Vivek Garipalli, the Company's Chief Executive Officer and a significant stockholder of the Company. In May 2022, Mr. Garipalli and his family completed a donation of their interest in CarePoint Health to a non-profit organization called CarePoint Health Systems, Inc. Following the donation, Mr. Garipalli has remained a Manager of Hudson Hospital Propco, LLC, an affiliate of Hudson Hospital Opco, LLC. Additionally, certain affiliates of Mr. Garipalli are owed certain money from CarePoint Health for prior obligations, and Mr. Garipalli has an indirect interest in Sequoia Healthcare Services, LLC, which provides healthcare services to CarePoint Health. Expenses and fees incurred related to these contracts, recorded in net medical claims incurred, were $3.1 million and $3.5 million for the three months ended June 30, 2022 and 2021, respectively, and $5.7 million and $6.7 million for the six months ended June 30, 2022 and 2021, respectively. Additionally, $1.5 million and $2.3 million were payable to CarePoint Health as of June 30, 2022, and December 31, 2021, respectively.
The Company has contracted with Rogue Trading, LLC ("Rogue"), a marketing services provider. The Company's President, Andrew Toy, is related to the Chief Executive Officer of Rogue. There were no expenses and fees related to these contracts for the three and six months ended June 30, 2022. Expenses and fees incurred related to these contracts were $0.1 million and $0.2 million for the three and six months ended June 30, 2021, respectively.
The Company has a contract with Medical Records Exchange, LLC (d/b/a ChartFast) pursuant to which the Company receives administrative services related to medical records via ChartFast's electronic applications and web portal platform. ChartFast is ultimately owned and controlled by Mr. Garipalli. Expenses and fees incurred related to this agreement were $0.1 million and less than $0.1 million for the three months ended June 30, 2022 and 2021, respectively, and $0.1 million and less than $0.1 million for the six months ended June 30, 2022 and 2021.
On July 2, 2021, the Company entered into a contract with Thyme Care, Inc. ("Thyme Care"), an oncology benefit management company, through which Thyme Care was engaged to provide concierge cancer coordination services to the Company's Insurance members in New Jersey and develop a provider network to help ensure member access to high-value oncology care. Mr. Garipalli is a member of the board of directors of Thyme Care and holds an equity interest of less than five percent (5%) of that entity. Expenses and fees incurred related to this agreement were $0.5 million and $0.9 million for the three and six months ended June 30, 2022, respectively.

7. Unpaid Claims
Activity in the liability for unpaid claims, including claims adjustment expenses, for the six months ended June 30, 2022 and 2021, is summarized as follows:

Six Months Ended June 30,	2022	2021
	(in thousands)
Gross and net balance, beginning of period (1)	$136,317	$103,976
Incurred related to:
Current year	529,440	424,968
Prior years	(20,228)	3,053
Total incurred	509,212	428,021
Paid related to:
Current year	408,580	310,717
Prior years	84,180	88,728
Total paid	492,760	399,445
Gross and net balance, end of period (1)(2)	$152,769	$132,552
(1)    Includes amounts due to related parties.
(2)    Differs from the total unpaid claims amount reported on the Condensed Consolidated Balance Sheets due to the fact the figure here excludes unpaid claims for the Company's Non-Insurance operations of $8.9 million and $4.6 million as of June 30, 2022 and December 31, 2021, respectively.
Unpaid Claims for Insurance Operations

Unpaid claims for Insurance operations were $152.8 million as of June 30, 2022. During the six months ended June 30, 2022, $84.2 million was paid for incurred claims attributable to insured events of prior years. A favorable development of $20.2 million was recognized during the six months ended June 30, 2022, resulting from the Company's actual experience with claims developing differently as compared to the Company's estimates as of December 31, 2021. An unfavorable development of $3.1 million was recognized during the six months ended June 30, 2021, resulting from the Company's actual experience with claims developing differently as compared to the Company's estimates as of December 31, 2020. Original estimates are increased or decreased, as additional information becomes known regarding individual claims. The ratio of current year medical claims paid as a percentage of current year net medical claims incurred was 77.2% for the six months ended June 30, 2022, and 73.1% for the six months ended June 30, 2021. This ratio serves as an indicator of claims processing speed, indicating that claims were processed at a faster rate during the six months ended June 30, 2022, than during the six months ended June 30, 2021.
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
The carrying amount of the note was $20.0 million and $19.9 million at June 30, 2022, and December 31, 2021, respectively. The Company capitalized $0.1 million of issuance costs which are being amortized using the effective interest method over the term of the note. Unamortized debt issuance costs were less than $0.1 million and $0.1 million at June 30, 2022, and December 31, 2021. Amortization of the debt issuance costs and interest expense on the note was $0.4 million and $0.4 million during the three months ended June 30, 2022 and 2021, respectively, and $0.8 million and $0.8 million during the six months ended June 30, 2022 and 2021, respectively.
The effective interest rate was 8.2% during the three months ended June 30, 2022 and 2021, respectively, and 8.1% during the six months ended June 30, 2022 and 2021, respectively.
The below table summarizes maturities of the Company's securities payable over the next five years as of June 30, 2022:

(in thousands)
2023	$20,000
2024	—
2025	—
2026	—
2027	—
Total	$20,000

Seek is currently in the process of winding down its operations. The Company currently expects that the Seek Convertible Note will be terminated upon the dissolution of Seek.
9. Letter of Credit
On April 19, 2018, the Company entered into a secured letter of credit agreement (the "Letter") required for its subsidiary, Clover HMO of New Jersey, Inc., for an aggregate amount of up to $2.5 million with a commercial lender that renews on an annual basis. The Letter bears interest at a rate of 0.75%. There was an unused balance of $2.5 million at both June 30, 2022, and December 31, 2021.

10. Stockholders' Equity and Convertible Preferred Stock
Stockholders’ Equity
The Company was authorized to issue up to 2,500,000,000 shares of Class A common stock as of June 30, 2022, and December 31, 2021, and up to 500,000,000 shares of Class B common stock as of June 30, 2022, and December 31, 2021. As of June 30, 2022, and December 31, 2021, there were 383,008,614 and 352,645,626 shares of Class A common stock issued and outstanding, respectively. There were 94,395,168 and 118,206,768 shares of Class B common stock issued and outstanding as of June 30, 2022, and December 31, 2021, respectively. Class B common stock has 10 votes per share, and Class A common stock has one vote per share. The Company had 1,931,537 and 14,730 shares held in treasury as of June 30, 2022, and December 31, 2021, respectively. These amounts represent shares withheld to cover taxes upon vesting of employee stock-based awards.
The Company is authorized to issue 25,000,000 shares of preferred stock having a par value of $0.0001 per share, and the Company's board of directors (the "Board") has the authority to determine the rights, preferences, privileges, and restrictions, including voting rights, of those shares. As of June 30, 2022, there were no shares of preferred stock issued and outstanding.
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

11. Variable Interest Entity and Equity Method of Accounting

On February 4, 2022, Character Biosciences, Inc. (f/k/a Clover Therapeutics Company) ("Character Biosciences"), a subsidiary of the Company, completed a private capital transaction in which it raised $17.9 million from the issuance of 16,210,602 shares of its preferred stock. Upon completion of the transaction, the Company owned approximately 25.46% of Character Biosciences. As a result, the Company reassessed its interest in Character Biosciences and determined that while Character Biosciences is a VIE, the Company is not considered as the primary beneficiary of the VIE because it does not have the power, through voting or similar rights and the license agreements, to direct the activities of Character Biosciences that most significantly impact Character Biosciences' economic performance.
The Company determined that it does have a significant influence over Character Biosciences and, therefore, it began accounting for its common stock investment in Character Biosciences using the equity method on February 4, 2022. The Company derecognized all of Character Biosciences' assets and liabilities from its balance sheet and its noncontrolling interest related to Character Biosciences, and recognized the retained common stock and preferred stock equity interests at fair values of $3.7 million and $4.9 million, respectively, which are included in equity method investment and other assets on the Condensed Consolidated Balance Sheets, and recognized a loss of $1.2 million and gain of $11.2 million, respectively, which is included in loss (gain) on investment on the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2022.
As the Company applies the equity method to account for its common stock interest in Character Biosciences, the initial value of the investment is adjusted periodically to recognize (1) the proportionate share of the investee’s net income or losses after the date of investment, (2) additional contributions made and dividends or distributions received, and (3) impairment losses resulting from adjustments to net realizable value. The Company eliminates all intercompany transactions in accounting for equity method investments and records the proportionate share of the investee’s net income or loss in equity in loss on investment on the Condensed Consolidated Statements of Operations and Comprehensive Loss.
With respect to the Company's preferred stock equity interest in Character Biosciences, the Company elected the measurement alternative to value this equity investment without a readily determinable fair value in accordance with ASC 321, Investments – Equity Securities. The carrying amount of the investment is included in other assets in the Condensed Consolidated Balance Sheets. In accordance with ASC 321, for each reporting period, the Company completes a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired.
12. Employee Benefit Plans
Employee Savings Plan
The Company has a defined contribution retirement savings plan (the "401(k) Plan") covering eligible employees, which includes safe harbor matching contributions based on the amount of employees' contributions to the 401(k) Plan. The Company contributes to the 401(k) Plan annually 100.0% of the first 4.0% compensation that is contributed by the employee up to 4.0% of eligible annual compensation after one year of service. The Company's service contributions to the 401(k) Plan amounted to approximately $0.4 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively, and $0.7 million and $0.5 million for the six months ended June 30, 2022 and 2021, respectively, and are included in salaries and benefits on the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company's cash match is invested pursuant to the participant's contribution direction. Employer contributions are immediately 100.0% vested.

Stock-based Compensation
The Company's 2020 Equity Incentive Plan (the "2020 Plan") provides for grants of restricted stocks units ("RSUs") and options to acquire shares of the Company's common stock, par value $0.0001 per share, to employees, directors, officers, and consultants of the Company, and the Company's 2020 Management Incentive Plan (the "2020 MIP") provides for grants of RSUs to our Chief Executive Officer and President. During the year ended December 31, 2021, the Company approved the 2020 Plan and the 2020 MIP, and the

Company's 2014 Equity Incentive Plan (the "2014 Plan") was terminated. On March 9, 2022, the Board adopted the 2022 Inducement Award Plan (the "Inducement Plan" and, collectively with the 2020 Plan, the 2020 MIP, and the 2014 Plan, the "Plans") and reserved 11,000,000 shares of Class A common stock for issuance under the Inducement Plan. The Inducement Plan was adopted by the Board without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, awards under the Inducement Plan may be made only to an employee who has not previously been an employee or member of the Board, or following a bona fide period of non-employment, if he or she is granted such award in connection with his or her commencement of employment with the Company, and such grant is an inducement material to his or her entering into employment with the Company.
The maximum number of shares of the Company's common stock reserved for issuance over the term of the Plans, shares outstanding under the Plans, and shares remaining under the Plans as of June 30, 2022, and December 31, 2021, were as follows:

June 30, 2022	Shares Authorized Under Plans	Shares Outstanding Under Plans	Shares Remaining Under Plans
2014 Plan	54,402,264	37,106,511	N/A
2020 Plan	17,044,920	14,393,003	16,239,281
2020 MIP	33,426,983	30,084,285	—
Inducement Plan	11,000,000	6,201,550	4,798,450

December 31, 2021	Shares Authorized Under Plans	Shares Outstanding Under Plans	Shares Remaining Under Plans
2014 Plan	54,402,264	41,905,875	N/A
2020 Plan	30,641,401	6,690,048	23,442,323
2020 MIP	33,426,983	33,426,983	—
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
The Company recorded stock-based compensation expense for options, RSUs, and performance restricted stock units ("PRSUs") granted under the Plans, the Inducement Plan, and discounts offered in connection with the Company's 2020 Employee Stock Purchase Plan ("ESPP") of $41.9 million and $43.0 million during the three months ended June 30, 2022 and 2021, respectively, and $82.6 million and $85.7 million during the six months ended June 30, 2022 and 2021, respectively, and such expenses are presented in salaries and benefits in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. Compensation cost presented in salaries and benefits in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss were as follows:

Three Months Ended June 30,	2022	2021
	(in thousands)
Stock options	$1,175	$1,375
RSUs	18,368	14,277
PRSUs	22,197	27,374
ESPP	187	—
Total compensation cost recognized for stock-based compensation plans	$41,927	$43,026

Six Months Ended June 30,	2022	2021
	(in thousands)
Stock options	$2,479	$5,069
RSUs	35,283	28,329
PRSUs	44,558	52,341
ESPP	247	—
Total compensation cost recognized for stock-based compensation plans	$82,567	$85,739
As of June 30, 2022, there was approximately $388.9 million of unrecognized stock-based compensation expense related to unvested stock options, RSUs, PRSUs, and the ESPP, estimated to be recognized over a period of 3.96 years.
Stock Options
No stock options were granted during the six months ended June 30, 2022. The assumptions that the Company used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted for the six months ended June 30, 2021, respectively, were as follows:

Six Months Ended June 30, 2021
Weighted-average risk-free interest rate	1.06%
Expected term (in years)	6.06
Expected volatility	37.74%
Expected dividend yield	—

A summary of option activity under the 2020 Plan during the six months ended June 30, 2022, is as follows:

	Number of options	Weighted-average exercise price
Outstanding, January 1, 2022	1,753,799	$8.88
Granted during 2022	—	—
Exercised	—	—
Forfeited	(140,410)	(8.88)
Outstanding, June 30, 2022	1,613,389	$8.88

A summary of option activity under the 2014 Plan during the six months ended June 30, 2022, is as follows:

	Number of options	Weighted-average exercise price
Outstanding, January 1, 2022	31,155,742	$2.35
Granted during 2022	—	—
Exercised	(4,167,956)	(0.21)
Forfeited	(634,742)	(2.42)
Outstanding, June 30, 2022	26,353,044	$2.69
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company's common stock for those stock options that had exercise prices lower than the fair value of the Company's common stock.
The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2021, was $3.36 per share.
As of June 30, 2022, outstanding stock options, substantially all of which are expected to vest, had an aggregate intrinsic value of $5.0 million, and a weighted-average remaining contractual term of 6.79 years. As of June 30, 2022, there were 20,401,636 options exercisable under the Plan, with an aggregate intrinsic value of $5.0 million, a weighted-average exercise price of $2.87 per share, and a weighted-average remaining contractual term of 6.49 years. The total value of stock options exercised during the six months ended June 30, 2022 and 2021, was $11.3 million and $8.2 million, respectively. Cash received from stock option exercises during the six months ended June 30, 2022 and 2021, totaled $0.9 million and $1.6 million, respectively.
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
Restricted Stock Units
A summary of total RSU activity is presented below:

	Number of RSUs	Weighted-average grant date fair value per share
Outstanding, January 1, 2021	—	$—
Granted during 2021	16,844,216	16.02
Released	(95,834)	(16.02)
Outstanding, June 30, 2021	16,748,382	$16.02

Outstanding, January 1, 2022	21,294,841	$14.60
Granted during 2022	15,774,310	2.55
Released	(4,072,392)	(14.97)
Forfeited	(721,131)	(5.86)
Outstanding, June 30, 2022	32,275,628	$8.86
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

Six months ended June 30, 2022
Expected volatility (1)	40.7%
Risk-free interest rate (2)	0.5
Dividend yield (3)	—
(1) Expected volatility is based on a blend of peer group company historical data adjusted for the Company's leverage.
(2) Risk-free interest rate based on U.S. Treasury yields with a term equal to the remaining Performance Period as of the grant date.
(3) Dividend yield was assumed to be zero as the Company does not anticipate paying dividends.
A summary of PRSU activity is presented below:

	Number of PRSUs	Weighted-average grant date fair value per share
Non-vested, January 1, 2021	—	$—
Granted during 2021	27,460,364	9.59
Non-vested at June 30, 2021	27,460,364	$9.59

Non-vested, January 1, 2022	27,818,524	$9.58
Granted during 2022	—	—
Vested	(13,264)	(8.90)
Forfeited	(265,306)	(9.11)
Non-vested at June 30, 2022	27,539,954	$9.58
As of June 30, 2022, there was $129.1 million of unrecognized share-based compensation expense related to PRSUs, which is expected to be recognized over a period of 3.96 years.

2020 Employee Stock Purchase Plan

On January 6, 2021, stockholders approved the ESPP. The ESPP provides a means by which eligible employees and/or eligible service providers of either the Company or designated related companies and affiliates may be given an opportunity to purchase shares of Class A common stock at a 15.0% discount from the fair market value of the common stock as determined on specific dates at specified intervals. Subject to adjustments provided in the ESPP that are discussed below, the maximum number of shares of common stock that may be purchased under the ESPP is 6,312,038 shares, and the maximum number of shares that may be purchased on any single purchase date by any one participant is 5,000 shares. As of June 30, 2022, 6,097,241 shares of Class A common stock were available for issuance under the ESPP.

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

The assumptions that the Company used in the Black-Scholes option-pricing model to determine the fair value of the purchase rights under the ESPP for the six months ended June 30, 2022, were as follows:

Six months ended June 30, 2022
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

13. Income Taxes
The consolidated effective tax rate of the Company for the three months ended June 30, 2022 and 2021, was (0.0%) and (0.0%), respectively. The consolidated effective tax rate of the Company for the six months ended June 30, 2022 and 2021, was (0.0%) and (0.0%), respectively. The Company continues to be in a net operating loss and net deferred tax asset position. As a result, and in accordance with accounting standards, the Company recorded a valuation allowance to reduce the value of the net deferred tax assets to zero. The Company believes that as of June 30, 2022, it had no material uncertain tax positions. Interest and penalties related to unrecognized tax expense (benefits) are recognized in income tax expense, when applicable.
There were no material liabilities for interest and penalties accrued as of June 30, 2022, and December 31, 2021.

14. Net Loss per Share
Net Loss per Share
Basic and diluted net loss per share attributable to Class A common stockholders and Class B common stockholders (collectively, "Common Stockholders") was calculated as follows:

	Three Months Ended June 30,
	2022	2021
	(in thousands, except per share and share amounts)
Net loss	$(104,181)	$(317,611)
Net loss attributable to Common Stockholders	(104,181)	(317,611)
Basic and diluted weighted average number of common shares and common share equivalents outstanding	476,061,809	408,156,682
Net loss per share attributable to Common Stockholders—basic and diluted	$(0.22)	$(0.78)

	Six Months Ended June 30,
	2022	2021
	(in thousands, except per share and share amounts)
Net loss	$(179,490)	$(366,028)
Net loss attributable to Common Stockholders	(179,490)	(366,028)
Basic and diluted weighted average number of common shares and common share equivalents outstanding	474,553,609	395,422,849
Net loss per share attributable to Common Stockholders—basic and diluted	$(0.38)	$(0.93)

Because the Company had a net loss during the three and six months ended June 30, 2022 and 2021, the Company's potentially dilutive securities, which include stock options, RSUs, PRSUs, preferred stock, and warrants to purchase shares of common stock and preferred stock, have been excluded from the computation of diluted net loss per share, as the effect would be anti-dilutive. Therefore, during these periods, the diluted common shares outstanding equals the average common shares outstanding. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to Common Stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,
	2022	2021
Options to purchase common stock	27,966,433	36,944,571
RSUs	32,275,628	17,524,474
PRSUs	27,539,954	—
Warrants to purchase common stock (as converted to common stock)	—	38,533,271
Total anti-dilutive shares excluded from computation of earnings per share	87,782,015	93,002,316

	Six Months Ended June 30,
	2022	2021
Options to purchase common stock	27,966,433	36,944,571
RSUs	32,275,628	17,524,474
PRSUs	27,539,954	—
Warrants to purchase common stock (as converted to common stock)	—	38,533,271
Total anti-dilutive shares excluded from computation of net loss per share	87,782,015	93,002,316

15. Commitments and Contingencies
Legal Actions
Various lawsuits against the Company may arise in the ordinary course of the Company's business. Contingent liabilities arising from ordinary course litigation, income taxes and other matters are not expected to be material in relation to the financial position of the Company. At June 30, 2022, and December 31, 2021, respectively, there were no material known contingent liabilities arising outside the normal course of business.
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

The parties in the New York derivative actions agreed to consolidate those two actions into one action. On February 2, 2022, the parties filed a stipulation with the court to that effect. Upon the court’s approval, the complaint in the Sankaranarayanan action will be deemed the operative complaint in the New York derivative actions.

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

16. Non-Insurance

In April 2021, the Company began participating in the DC Model, which utilizes a structured model intended to reduce expenditures and preserve or enhance quality of care for beneficiaries in Medicare fee-for-service ("FFS"). As a participating entity in the DC Model with a global risk arrangement, the Company assumes the responsibility of guaranteeing the performance of its care network. The DC Model is intended to reduce the administrative burden, support a focus on complex, chronically ill patients, and encourage physician organizations that have not typically participated in Medicare FFS to serve beneficiaries in Medicare FFS. The Company's operations in connection with the DC Model are included in the Non-Insurance operating segment. See Note 17 (Operating Segments) for additional information.

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
For additional information, see Note 2 (Summary of Significant Accounting Policies) and Note 22 (Direct Contracting) in the 2021 Form 10-K.

The tables below include the financial statement impacts of the performance guarantee:

	June 30, 2022	June 30, 2021
	(in thousands)
Non-Insurance performance year receivable	$1,164,682	$436,334
Non-Insurance performance year obligation (1)	1,214,312	455,143
(1) This obligation represents the consideration due to providers, net of the shared savings or loss for the period and amortization of the liability.

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
	(in thousands)
Amortization of the Non-Insurance performance year receivable	$(577,968)	$(1,164,682)
Amortization of the Non-Insurance performance year obligation	577,968	1,164,682

Non-Insurance revenue	577,370	1,172,268

Three and Six Months Ended June 30, 2021
(in thousands)
Amortization of the Non-Insurance performance year receivable	$(218,167)
Amortization of the Non-Insurance performance year obligation	218,167

Non-Insurance revenue	216,373

17. Operating Segments

The Company manages its operations based on two reportable operating segments: Insurance and Non-Insurance. Through the Insurance segment, the Company provides PPO and HMO plans to Medicare Advantage members in several states. The Company's Non-Insurance segment consists of its operations in connection with its participation in CMS' Direct Contracting program. All other clinical services and all corporate overhead not included in the Insurance or Non-Insurance segments are included within Corporate/Other. These segment groupings are consistent with information used by the Chief Executive Officer, the Company's CODM, to assess performance and allocate resources.
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
The table below summarizes the Company's results by operating segment:

	Insurance	Non-Insurance	Corporate/Other	Eliminations	Consolidated Total
Three Months Ended June 30, 2022	(in thousands)
Premiums earned, net (Net of ceded premiums of $119)	$268,505	$—	$—	$—	$268,505
Non-Insurance revenue	—	577,370	—	—	577,370
Other income	220	20	15,441	(14,856)	825
Intersegment revenues	—	—	27,029	(27,029)	—
Net medical claims incurred	247,275	612,122	2,547	(3,158)	858,786
Gross profit (loss)	$21,450	$(34,732)	$39,923	$(38,727)	$(12,086)

Total assets	$426,723	$1,298,224	$1,143,146	$(804,887)	$2,063,206

	Insurance	Non-Insurance	Corporate/Other	Eliminations	Consolidated Total
Six Months Ended June 30, 2022	(in thousands)
Premiums earned, net (Net of ceded premiums of $238)	$546,674	$—	$—	$—	$546,674
Non-Insurance revenue	—	1,172,268	—	—	1,172,268
Other income	491	20	42,840	(41,214)	2,137
Intersegment revenues	—	—	46,165	(46,165)	—
Net medical claims incurred	515,401	1,206,121	5,175	(6,189)	1,720,508
Gross profit (loss)	$31,764	$(33,833)	$83,830	$(81,190)	$571

Total assets	$426,723	$1,298,224	$1,143,146	$(804,887)	$2,063,206

	Insurance	Non-Insurance	Corporate/Other	Eliminations	Consolidated Total
Three Months Ended June 30, 2021	(in thousands)
Premiums earned, (Net of ceded premiums of $126)	$195,357	$—	$—	$—	$195,357
Non-Insurance Revenue	—	216,373	—	—	216,373
Other income	41	—	31,400	(30,699)	742
Intersegment revenues	—	—	16,509	(16,509)	—
Net medical claims incurred	216,785	241,912	1,891	(2,085)	458,503
Gross (loss) profit	$(21,387)	$(25,539)	$46,018	$(45,123)	$(46,031)

Total assets	$274,714	$463,966	$954,539	$(477,322)	$1,215,897

	Insurance	Non-Insurance	Corporate/Other	Eliminations	Consolidated Total
Six Months Ended June 30, 2021	(in thousands)
Premiums earned, (Net of ceded premiums of $250)	$394,733	$—	$—	$—	$394,733
Non-Insurance revenue	—	216,373	—	—	216,373
Other income	28	—	42,023	(40,360)	1,691
Intersegment revenues	—	—	23,755	(23,755)	—
Net medical claims incurred	431,963	241,912	2,990	(3,942)	672,923
Gross (loss) profit	$(37,202)	$(25,539)	$62,788	$(60,173)	$(60,126)

Total assets	$274,714	$463,966	$954,539	$(477,322)	$1,215,897
A reconciliation of the reportable segments' gross profit to the net loss included in the Condensed Consolidated Statements of Operations and Comprehensive Loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Gross (loss) profit	$(12,086)	$(46,031)	$571	$(60,126)

Salaries and benefits	70,491	62,167	139,582	128,191
General and administrative expenses	47,040	45,646	104,737	84,264
Premium deficiency reserve (benefit) expense	(27,657)	27,900	(55,314)	27,900
Depreciation and amortization	586	118	1,412	278
Other expense	—	—	—	191
Change in fair value of warrants payable	—	134,512	—	49,006
Interest expense	390	1,211	793	2,386
Amortization of notes and securities discounts	18	26	18	13,686
Loss (gain) on investment	1,227	—	(11,167)	—
Net loss	$(104,181)	$(317,611)	$(179,490)	$(366,028)

18. Dividend Restrictions
The Company's regulated insurance subsidiaries are subject to regulations and standards in their respective jurisdictions. These standards, among other things, require these subsidiaries to maintain specified levels of statutory capital and limit the timing and amount of dividends and other distributions that may be paid to their parent companies. Therefore, the Company's regulated insurance subsidiaries' ability to declare and pay dividends is limited by state regulations including obtaining prior approval by the New Jersey Department of Banking and Insurance. As of June 30, 2022, and December 31, 2021, neither of the regulated insurance subsidiaries had paid any dividends.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto for the three and six months ended June 30, 2022, contained in this Quarterly Report on Form 10-Q (the "Form 10-Q") and the consolidated financial statements and notes thereto for the year ended December 31, 2021, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2022 (the “2021 Form 10-K”). This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of the 2021 Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. See "Cautionary Note Regarding Forward-Looking Statements" for additional information. Unless the context otherwise requires, references in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations” to "we," "us,” "our," "Clover," "Clover Health," and the “Company” mean the business and operations of Clover Health Investments, Corp. and its consolidated subsidiaries.
Overview
At Clover Health, we are singularly focused on creating great, sustainable healthcare to improve every life. We have centered our strategy on building and deploying technology that we believe will enable us to solve a significant data problem while avoiding the limitations of legacy approaches. By empowering physicians with access to data-driven, personalized insights at the point of care through our software platform, Clover Assistant, we believe we can improve clinical decision making.

We operate Preferred Provider Organization ("PPO") and Health Maintenance Organization ("HMO") Medicare Advantage ("MA") plans for Medicare-eligible consumers. We aim to provide great, affordable healthcare for all. We offer most members in our MA plans (the "members") among the lowest average out-of-pocket costs for primary care provider co-pays, specialist co-pays, drug deductibles and drug costs in their markets. We deeply believe in providing our members provider choice, and we consider our PPO plan to be our flagship insurance plan. An important feature of our MA product is wide network access. We believe the use of Clover Assistant and related data insights allows us to improve clinical decision-making through a highly scalable asset-light approach. As of June 30, 2022, we operated our MA plans in nine states and 209 counties, with 86,629 members.
On April 1, 2021, our subsidiary, Clover Health Partners, LLC ("Health Partners"), began participating as a Direct Contracting Entity ("DCE") in the Global and Professional Direct Contracting Model ("DC Model") of the Centers for Medicare and Medicaid Services ("CMS"), which will transition to the Accountable Care Organization Realizing Equity, Access, and Community Health Model ("ACO Reach") in 2023. Our DCE assumes full risk (i.e., 100.0% shared savings and shared losses) for the total cost of care of aligned Original Medicare beneficiaries (the “Non-Insurance Beneficiaries” and, collectively with the members, “Lives under Clover Management” or the “beneficiaries”). Through our Direct Contracting operations, we focus on leveraging our technology platform, Clover Assistant, to enhance healthcare delivery, reduce expenditures, and improve care for our Non-Insurance Beneficiaries. As of June 30, 2022, we had approximately 1,810 contracted participating providers who manage primary care for our Non-Insurance Beneficiaries. Additionally, as of June 30, 2022, we had approximately 1,630 preferred providers and preferred facilities in our DCE network. Our participation in the DC Model has enabled us to move beyond the MA market and target the Medicare fee-for-service ("FFS") market, which is the largest segment of Medicare. We believe that expanding into the FFS market is not only a strategic milestone for Clover but also demonstrates the scalability of Clover Assistant.

As of June 30, 2022, we were partnering with providers to care for 255,406 Lives under Clover Management, which included 86,629 Insurance members and 168,777 aligned Non-Insurance Beneficiaries.

Recent Developments
Geographic Expansion
On July 14, 2022, we announced plans to make our MA plans available in 13 new counties beginning in 2023. The expansion, which is subject to CMS approval, would make our MA plans available in a total of 220 counties across eight states.
Impact of COVID-19
The societal and economic impact of the Coronavirus Disease 2019 ("COVID-19") pandemic and its variants continues to evolve, and the ultimate impact on our business, results of operations, financial condition, and cash flows is uncertain and difficult to predict. The global pandemic has severely impacted businesses worldwide, including many in the health insurance sector.

We are continuing to monitor the ongoing financial impact of COVID-19 on our business and operations and are making adjustments accordingly. A large portion of our membership is elderly and generally in the high-risk category for COVID-19, and we have worked closely with our network of providers to ensure that members are receiving necessary care. During the first two quarters of 2022 and all of 2021, we incurred elevated costs as compared to prior to the outbreak of the pandemic in 2020 to care for those members who have contracted the virus, and indirect costs attributable to the COVID-19 pandemic were elevated as well, as deferral of services and increased costs related to conditions that were exacerbated by a lack of diagnoses and treatment in the earlier periods of the pandemic contributed to increased utilization. Additionally, CMS is currently increasing inpatient hospital fees by 20.0% for any patient diagnosed with COVID-19 regardless of whether that patient was admitted directly for COVID-19 or for a different condition or procedure. This has impacted medical costs especially due to the widespread transmission of recent COVID-19 variants. We will continue to monitor the pandemic’s emerging treatment-related trends as well as the impact on our beneficiaries. Additionally, CMS risk adjustment requires that a member’s health issues be documented annually regardless of the permanence of the underlying causes. Historically, this documentation was required to be completed during an in-person visit with a patient. As part of relief measures adopted pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), CMS is allowing documentation prepared during video visits with patients to serve as support for CMS risk adjustments. Due to fewer visits in 2020, the providers' ability to document health conditions accurately and formulate treatment plans was adversely impacted due to COVID-19. However, we experienced improvements in documentation in 2021 with increased utilization of health services, impacting our 2022 risk score. We believe that this increase in documentation has supported our provider partners with better diagnosis accuracy and improved care planning and that this will result in increased revenue and a reduced medical care ratio ("MCR").

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
Insurance segment

Through our Insurance segment, we provide PPO and HMO plans to members in several states. We seek to improve care and lower costs for our Insurance members by empowering providers with data-driven, personalized insights at the point of care through our software platform, Clover Assistant.

Six Months Ended June 30,	2022		2021
	Total	PMPM (1)	Total	PMPM (1)
	(Premium and expense amounts in thousands, except PMPM amounts)
Insurance members as of period end (#)	86,629	N/A	66,566	N/A
Premiums earned, gross	$546,912	$1,065	$394,983	$993
Premiums earned, net	546,674	1,065	394,733	992
Insurance medical claim expense incurred, gross	515,593	1,004	432,552	1,088
Insurance net medical claims incurred	515,401	1,004	431,963	1,086
Medical care ratio, gross (2)	94.3%	N/A	109.5%	N/A
Medical care ratio, net	94.3	N/A	109.4	N/A
(1) Calculated per member per month ("PMPM") figures are based on the applicable amount divided by member months in the given period. Member months represents the number of months members are enrolled in a Clover Health plan in the period.
(2)    Defined as Insurance gross medical claims incurred divided by premiums earned, gross.

Membership and associated premiums earned and medical claim expenses.
We define new and returning members on a calendar year basis. Any member who is active on July 1 of a given year is considered a returning member in the following year. Any member who joins a Clover plan after July 1 in a given year is considered a new member for the entirety of the following calendar year. We view our number of members and associated PMPM premiums earned and medical claim expenses, in the aggregate and on a PMPM basis, as important metrics to assess our financial performance because member growth aligns with our mission, drives our total revenues, expands brand awareness, deepens our market penetration, creates additional opportunities to inform our data-driven insights to improve care and decrease medical claim expenses, and generates additional data to continue to improve the functioning of Clover Assistant. Among other things, the longer a member is enrolled in one of our Insurance plans, the more data we collect and synthesize and the more actionable insights we generate. We believe these data-driven insights lead to better care delivery as well as improved identification and documentation of members’ chronic conditions, helping to lower PMPM medical claim expenses.
Premiums earned, gross.
Premiums earned, gross is the amount received, or to be received, for insurance policies written by us during a specific period of time without reduction for premiums ceded to reinsurance. We believe premiums earned, gross provides useful insight into the gross economic benefit generated by our business operations and allows us to evaluate our underwriting performance without regard to changes in our underlying reinsurance structure. Premiums earned, gross excludes the effects of premiums ceded to reinsurers, and therefore should not be used as a substitute for premiums earned, net, total revenue or any other measure presented in accordance with generally accepted accounting principles in the United States ("GAAP").
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
Medical care ratio, gross and net.
We calculate our MCR by dividing total Insurance medical claim expenses incurred by premiums earned, in each case on a gross or net basis, as the case may be, in a given period. We believe our MCR is an indicator of our gross margin for our Insurance plans and the ability of our Clover Assistant platform to capture and analyze data over time to generate actionable insights for returning members to improve care and reduce medical expenses.

Non-Insurance segment

Our Non-Insurance segment consists of operations in connection with our participation in the Direct Contracting program, which we began in April 2021 and which will transition to the ACO Reach model in 2023. As part of our Non-Insurance operations, we empower providers with Clover Assistant and offer a variety of programs aimed at reducing expenditures and preserving or enhancing the quality of care for our Non-Insurance Beneficiaries.

Six months ended June 30, 2022	2022		2021
	Total	PBPM	Total	PBPM
	(Revenue and claims amounts in thousands, except PBPM amounts)
Non-Insurance Beneficiaries as of period end (#)	168,777	N/A	62,025	N/A
Non-Insurance revenue	$1,172,268	$1,139	$216,373	$1,156
Non-Insurance net medical claims incurred	1,206,121	1,171	241,912	1,292
Non-Insurance MCR (1)	102.9%	N/A	111.8%	N/A
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

Results of Operations
Comparison of the Three Months Ended June 30, 2022 and 2021
The following table summarizes our condensed consolidated results of operations for the three months ended June 30, 2022 and 2021. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended June 30,		Change between 2022 and 2021
	2022	2021	($)	(%)
	(in thousands)
Revenues
Premiums earned, net (Net of ceded premiums of $119 and $126 for the three months ended June 30, 2022 and 2021, respectively)	$268,505	$195,357	$73,148	37.4%
Non-Insurance revenue	577,370	216,373	360,997	166.8
Other income	825	742	83	11.2
Total revenues	846,700	412,472	434,228	105.3
Operating expenses
Net medical claims incurred	858,786	458,503	400,283	87.3
Salaries and benefits	70,491	62,167	8,324	13.4
General and administrative expenses	47,040	45,646	1,394	3.1
Premium deficiency reserve (benefit) expense	(27,657)	27,900	(55,557)	199.1
Depreciation and amortization	586	118	468	396.6
Total operating expenses	949,246	594,334	354,912	59.7
Loss from operations	(102,546)	(181,862)	79,316	(43.6)

Change in fair value of warrants payable	—	134,512	(134,512)	*
Interest expense	390	1,211	(821)	(67.8)
Amortization of notes and securities discount	18	26	(8)	(30.8)
Loss on investment	1,227	—	1,227	*
Net loss	$(104,181)	$(317,611)	$213,430	(67.2)%
* Not presented because the current or prior period amount is zero or the amount for the line item changed from a gain to a loss (or vice versa) and thus yields a result that is not meaningful.
Premiums Earned, Net
Premiums earned, net increased $73.1 million, or 37.4%, to $268.5 million for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase was primarily due to a 30.1% increase in the number of our Insurance members, from 66,566 at June 30, 2021, to 86,629 at June 30, 2022. Risk adjustment revenue for prior periods of $18.6 million was recognized during the three months ended June 30, 2022.

Non-Insurance Revenue
Our Non-Insurance revenue was $577.4 million for the three months ended June 30, 2022, up $361.0 million compared to $216.4 million for the three months ended June 30, 2021. This increase was largely driven by the increase in the number of our aligned Non-Insurance Beneficiaries from 62,025 at June 30, 2021, to 168,777 at June 30, 2022.
Other Income
Other income increased $0.1 million, or 11.2%, to $0.8 million for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase was largely due to a $0.4 million increase in net investment income and a $0.1 million increase in commission income, partially offset by a $0.4 million decrease in rental income.
Net Medical Claims Incurred
Net medical claims incurred increased $400.3 million, or 87.3%, to $858.8 million for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase was primarily driven by an increase in net medical claims attributable to our Non-Insurance Beneficiaries from $241.9 million for the three months ended June 30, 2021, to $612.1 million for three months ended June 30, 2022, which was driven by an increase in the number of our aligned Non-Insurance Beneficiaries, and an increase of $30.5 million in net medical claims attributable to our Insurance members, which was primarily driven by an increase in Insurance members.
Salaries and Benefits
Salaries and benefits increased $8.3 million, or 13.4%, to $70.5 million for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase was primarily driven by increased headcount and additional cash awards, partially offset by a $1.1 million decrease in stock-based compensation expense.
General and Administrative Expenses
General and administrative expenses increased $1.4 million, or 3.1%, to $47.0 million for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase was driven in part by supplemental administrative costs, which increased by $2.5 million, residual commissions, which are attributable to members retained by the Company from the previous plan year, which increased by $2.4 million, and a $1.6 million increase in public company costs and legal and other professional fees to support our growth. These increases were partially offset by a $4.8 million decrease in deferred acquisition costs related to the acquisition of new members.
Premium Deficiency Reserve (Benefit) Expense
A $27.7 million premium deficiency reserve benefit was recorded for the three months ended June 30, 2022, which includes amortization associated with a previously recorded reserve. A $27.9 million premium deficiency reserve expense was recorded for the three months ended June 30, 2021, in anticipation of a reserve deemed necessary for the remainder of 2021.
Change in Fair Value of Warrants Payable
There was no change in fair value of warrants payable to report for the three months ended June 30, 2022, as there were no warrants outstanding. The change in fair value of warrants payable of $134.5 million for the three months ended June 30, 2021 was due to the mark-to-market adjustment of the public warrants (the "Public Warrants") and the private placement warrants (the "Private Placement Warrants") assumed by the Company in connection with its January 2021 business combination with an affiliate of Social Capital Hedosophia Holdings Corp. III (the "Business Combination"). For additional information, see Note 5 (Fair Value Measurements) and Note 13 (Warrants Payable) in our 2021 Form 10-K.
Interest Expense
Interest expense decreased $0.8 million, or 67.8%, to $0.4 million for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily related to the voluntary prepayment and termination of the remaining principal and interest associated with our Term Loan Notes.
Amortization of Notes and Securities Discounts
Amortization of notes and securities discounts were less than $0.1 million in both the three months ended June 30, 2022 and the three months ended June 30, 2021 and decreased by 30.8% primarily due to the termination of our Term Loans during the three months ended June 30, 2021.

Loss on Investment
We recorded a loss on investment of $1.2 million for the three months ended June 30, 2022, on our minority equity investment in Character Biosciences, Inc. (f/k/a Clover Therapeutics Company) ("Character Biosciences"), attributable to our proportionate share of the loss on equity of that entity during the period. Prior to the first quarter of 2022, this entity was consolidated on the Company's financial statements, and therefore the Company did not recognize a loss or gain on investment in this entity for the three months ended June 30, 2021.

Comparison of the Six Months Ended June 30, 2022 and 2021
The following table summarizes our condensed consolidated results of operations for the six months ended June 30, 2022 and 2021. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Six Months Ended June 30,		Change between 2022 and 2021
	2022	2021	($)	(%)
	($ in thousands)
Revenues
Premiums earned, net (Net of ceded premiums of $238 and $250 for the six months ended June 30, 2022 and 2021, respectively)	$546,674	$394,733	$151,941	38.5%
Non-Insurance revenue	1,172,268	216,373	955,895	441.8
Other income	2,137	1,691	446	26.4
Total revenues	1,721,079	612,797	1,108,282	180.9
Operating expenses
Net medical claims incurred	1,720,508	672,923	1,047,585	155.7
Salaries and benefits	139,582	128,191	11,391	8.9
General and administrative expenses	104,737	84,264	20,473	24.3
Premium deficiency reserve (benefit) expense	(55,314)	27,900	(83,214)	(298.3)
Depreciation and amortization	1,412	278	1,134	407.9
Other expense	—	191	(191)	*
Total operating expenses	1,910,925	913,747	997,178	109.1
Loss from operations	(189,846)	(300,950)	111,104	(36.9)

Change in fair value of warrants payable	—	49,006	(49,006)	*
Interest expense	793	2,386	(1,593)	(66.8)
Amortization of notes and securities discount	18	13,686	(13,668)	(99.9)
Gain on investment	(11,167)	—	(11,167)	*
Net loss	$(179,490)	$(366,028)	$186,538	(51.0)%
*    Not presented because the current or prior period amount is zero or the amount for the line item changed from a gain to a loss (or vice versa) and thus yields a result that is not meaningful.
Premiums Earned, Net
Premiums earned, net increased $151.9 million, or 38.5%, to $546.7 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase was primarily due to membership growth of 30.1% from 66,566 Insurance members at June 30, 2021, to 86,629 Insurance members at June 30, 2022. Risk adjustment revenue for prior periods of $41.2 million was recognized during the six months ended June 30, 2022.
Non-Insurance Revenue
Our Non-Insurance revenue was $1,172.3 million for the six months ended June 30, 2022, compared to $216.4 million for the six months ended June 30, 2021. The increase was primarily driven by an increase in the number of our aligned Non-Insurance Beneficiaries from 62,025 at June 30, 2021, to 168,777 at June 30, 2022, and the fact that our DCE did not begin participation in Direct Contracting until the second quarter of 2021.

Other Income
Other income increased $0.4 million, or 26.4%, to $2.1 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase was largely due to a $0.7 million increase in net investment income and a $0.3 million increase in commission income, partially offset by a $0.5 million decrease in rental income.
Net Medical Claims Incurred
Net medical claims incurred increased $1,047.6 million, or 155.7%, to $1,720.5 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase was primarily driven by an increase in net medical claims attributable to our Non-Insurance Beneficiaries from $241.9 million for the six months ended June 30, 2021, to $1,206.1 million for the six months ended June 30, 2022, which was driven by an increase in the number of our aligned Non-Insurance Beneficiaries and the fact that our DCE did not begin participation in Direct Contracting until the second quarter of 2021, and an increase of $83.4 million in net medical claims attributable to our Insurance members, which was primarily driven by an increase in Insurance Members.

Salaries and Benefits
Salaries and benefits increased $11.4 million, or 8.9%, to $139.6 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase was primarily driven by increased headcount and additional cash awards, partially offset by a $3.2 million decrease in stock-based compensation expense.
General and Administrative Expenses
General and administrative expenses increased $20.5 million, or 24.3%, to $104.7 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase was driven in part by increases in legal and other professional fees to support our growth and public company costs, including costs associated with obtaining and maintaining directors’ and officers’ liability insurance. Legal and professional fees increased $7.7 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. Residual commissions, which are attributable to members retained by the Company from the previous plan year, increased by $6.5 million. For the six months ended June 30, 2022, we recognized $13.7 million of deferred acquisition costs related to the acquisition of new members, compared to $8.5 million for the six months ended June 30, 2021.
Premium Deficiency Reserve (Benefit) Expense
A $55.3 million premium deficiency reserve benefit was recorded for the six months ended June 30, 2022, which includes amortization associated with a previously recorded reserve. A $27.9 million premium deficiency reserve expense was recorded for the six months ended June 30, 2021, in anticipation of a reserve deemed necessary for the remainder of 2021.
Change in Fair Value of Warrants Payable
There was no change in fair value of warrants payable to report for the six months ended June 30, 2022, as there were no warrants outstanding. There was a decrease of $49.0 million for the six months ended June 30, 2021, due to the mark-to-market adjustment of the Public Warrants and Private Placement Warrants recognized for the six months ended June 30, 2021. For additional information, see Note 5 (Fair Value Measurements) and Note 13 (Warrants Payable) in our 2021 Form 10-K.
Interest Expense
Interest expense decreased $1.6 million, or 66.8%, to $0.8 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily related to the voluntary prepayment and termination of the remaining principal and interest associated with our Term Loan Notes.
Amortization of Notes and Securities Discounts
Amortization of notes and securities discounts decreased by 99.9% primarily due to the completion of the Business Combination on January 7, 2021, whereby the unamortized discount associated with the August 2019 tranche of the Convertible Securities was accelerated, as well as the termination of our Term Loans during the six months ended June 30, 2021.
Gain on Investment
In February 2022, Character Biosciences completed a private capital transaction in which it raised $17.9 million from the issuance of 16,210,602 shares of its preferred stock. After evaluating our ownership interest in Character Biosciences, we began applying the equity method of accounting during the six months ended June 30, 2022, and recorded a gain on investment of $11.2 million, which is attributable to our proportionate share of the gain on equity of that entity during that period. Prior to the first quarter of 2022, this entity was consolidated on the Company's financial statements, and therefore the Company did not recognize a loss or gain on investment in this entity for the six months ended June 30, 2021.
Liquidity and Capital Resources

We manage our liquidity and financial position in the context of our overall business strategy. We continually forecast and manage our cash, investments, working capital balances, and capital structure to meet the short-term and long-term obligations of our businesses while seeking to maintain liquidity and financial flexibility.

As of June 30, 2022, we had cash, cash equivalents, and short-term investments of $428.5 million. Additionally, as of June 30, 2022, we had $254.4 million of available-for-sale and held-to-maturity investment securities, and an outstanding balance of $22.8 million on convertible notes issued by Seek. Our cash equivalents, short-term investments, and investment securities consist primarily of money market funds and U.S. government debt securities.

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

We operate as a holding company in a highly regulated industry. As such, we may receive dividends and administrative expense reimbursements from our subsidiaries, two of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated insurance subsidiaries. Cash, cash equivalents, and short-term investments at the parent company, Clover Health Investments, Corp., were $200.6 million and $350.9 million as of June 30, 2022, and December 31, 2021, respectively. This decrease at the parent company primarily reflects operating expenses and capital contributions made to our regulated insurance subsidiaries. Additionally, our parent company held $123.4 million and $79.3 million of available-for-sale and held-to-maturity investment securities as of June 30, 2022, and December 31, 2021. Our unregulated subsidiaries held $116.2 million and $52.2 million of cash, cash equivalents, and short-term investments as of June 30, 2022, and December 31, 2021, respectively. Our regulated insurance subsidiaries held $111.7 million and $190.7 million of cash, cash equivalents, and short-term investments as of June 30, 2022, and December 31, 2021, respectively. Additionally, our regulated insurance subsidiaries held $131.0 million and $118.0 million of available-for-sale and held-to-maturity investment securities as of June 30, 2022, and December 31, 2021, respectively. Our use of operating cash derived from our unregulated subsidiaries is generally not restricted by departments of insurance (or comparable state regulatory agencies). Our regulated insurance subsidiaries have not paid dividends to the parent, and applicable insurance laws restrict the ability of our regulated insurance subsidiary to declare and pay dividends to the parent. Insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amounts calculated under any applicable formula would be permitted. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our regulated insurance subsidiary may in the future adopt statutory provisions more restrictive than those currently in effect.
For a detailed discussion of our regulatory requirements, including aggregate statutory capital and surplus as well as dividends paid from the subsidiaries to the parent, please refer to Notes 24, 25, and 26 in our 2021 Form 10-K.
Cash Flows
The following table summarizes our condensed consolidated cash flows for the six months ended June 30, 2022 and 2021.

Six Months Ended June 30,	2022	2021
	(in thousands)
Cash Flows Data:
Net cash used in operating activities	$(96,213)	$(157,024)
Net cash provided by (used in) investing activities	125,866	(86,611)
Net cash (used in) provided by financing activities	(5,150)	637,034
Increase in cash and cash equivalents	$24,503	$393,399

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
For the six months ended June 30, 2022, net cash used in operating activities was $96.2 million, which reflects a net loss of $179.5 million. Non-cash activities included a $82.6 million charge to stock-based compensation expense, $55.3 million of amortization of the 2022 premium deficiency reserve, and a $11.2 million gain on investment related to the change in the equity structure of Character Biosciences. Payments due to CMS related to our Non-Insurance operations increased by $82.6 million. Change in our working capital included an increase in unpaid claims of $20.8 million.
For the six months ended June 30, 2021, net cash used in operating activities was $157.0 million, which reflects a net loss of $366.0 million. Non-cash activities included a $48.9 million gain as a result of the change in fair value of warrants payable and a $85.7 million charge to stock-based compensation expense. Changes to our working capital included a $27.9 million charge to our premium deficiency reserve and an increase of $15.6 million in surety bonds and deposits related to Direct Contracting.
Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2022, of $125.9 million was primarily due to $296.3 million provided from the sale and maturity of investment securities, offset by $169.9 million used to purchase investments.
Net cash used in investing activities for the six months ended June 30, 2021, of $86.6 million was primarily due to $323.5 million used to purchase investment securities, partially offset by $237.1 million provided from the sale and maturity of investment securities.
For additional information regarding our investing activities, please refer to Note 3 (Investment Securities) to our condensed consolidated financial statements included in this Form 10-Q.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2022, of $5.2 million was primarily the result of the acquisition of $6.0 million in treasury stock.
Net cash provided by financing activities for the six months ended June 30, 2021, of $637.0 million was the result of $666.2 million in proceeds from the reverse capitalization in connection with the Business Combination, net of transaction costs, and $1.7 million in proceeds from the issuance of common stock, partially offset by $30.9 million in principal payments on our outstanding Term Loan Notes.
Financing Arrangements
There have been no material changes to our financing arrangements as of June 30, 2022, as compared to those disclosed in our 2021 Form 10-K.
Contractual Obligations and Commitments
We believe that funds from future operating cash flows, cash, and investments will be sufficient for future operations and commitments, and for capital acquisitions and other strategic transactions, over at least the next 12 months.

Material cash requirements from known contractual obligations and commitments as of June 30, 2022 include: (1) the recognition of a performance guarantee of $1,214.3 million in connection with the Company’s participation in the DC Model, (2) operating lease obligations of $6.7 million, and (3) the outstanding principal balance related to the convertible note entered into by Seek, our indirect wholly-owned subsidiary, on September 25, 2020, for an aggregate principal amount of $20.0 million. These commitments are associated with contracts that were enforceable and legally binding as of June 30, 2022, and that specified all significant terms, including fixed or minimum serves to be used, fixed, minimum, or variable price provisions, and the approximate timing of the actions under the contracts. There were no other material cash requirements from known contractual obligations and commitments. For additional information regarding our remaining estimated contractual obligations and commitments, see Note 8 (Notes and Securities Payable), Note 15 (Commitments and Contingencies), and Note 16 (Non-Insurance) to Financial Statements in this report, and Note 16 (Leases) in the 2021 Form 10-K.

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
Critical Accounting Policies and Estimate
We believe that the accounting policies and estimates involve a significant degree of judgment and complexity. There have been no significant changes in our critical accounting policies and estimates during the three months ended June 30, 2022, as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2021 Form 10-K.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign currency exchange rates and commodity prices. Our condensed consolidated balance sheets include assets and liabilities with estimated fair values that are subject to market risk. Our primary market risk has been interest rate risk associated with investments in instruments with fixed maturities. We do not have material exposure to commodity risk.
We are also exposed to credit risk on our investment portfolio. We manage the exposure to credit risk in our portfolio by investing in high quality securities and diversifying our holdings.
We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. Our investment policy is focused on preservation of capital, liquidity and earning a modest yield. Substantially all of our investment portfolio is invested in U.S. Treasury fixed maturity securities. As of June 30, 2022, none of our fixed maturity securities portfolio was unrated or rated below investment grade.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our "Certifying Officers"), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.
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
For example, since February 2021, Clover has received subpoenas from the SEC related to certain disclosures and aspects of our business as well as certain matters described in an article issued on February 4, 2021, by Hindenburg Research LLC (the "Hindenburg article"). We are cooperating with the SEC's investigation. The Hindenburg article, which discussed, among other things, an ongoing inquiry by the U.S. Attorney's Office for the Eastern District of Pennsylvania relating to, among other things, certain of our arrangements with providers participating in our network and programs, and Clover Assistant, was the subject of our Current Report on Form 8-K filed with the SEC on February 5, 2021.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits and Financial Statement Schedules
A list of exhibits to this Form 10-Q is set forth below:

Exhibit No.	Description
10.1*	Employment Agreement, dated as of May 11, 2022, between the Registrant and Scott J. Leffler
10.2*	Employment Agreement, effective as of May 9, 2022, between the Registrant and Aric Sharp
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_____________
* Filed herewith.
† Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLOVER HEALTH INVESTMENTS, CORP.

Date: August 8, 2022	By:	/s/ Vivek Garipalli
Vivek Garipalli
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2022	By:	/s/ Scott J. Leffler
Scott J. Leffler
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)