Form 10-Q
period 2022-09-30
CLOVER HEALTH INVESTMENTS, CORP. /DE
filed 2022-11-07
CIK 1801170

2w

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Registrant's telephone number, including area code: (201) 432-2133
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of November 2, 2022, the registrant had 383,548,896 shares of Class A Common Stock, $0.0001 par value per share, and 94,394,852 shares of Class B Common Stock, $0.0001 par value per share, issued and outstanding.

As used in this report, "Company," "Clover," "Clover Health," "we," "us," "our," and similar terms refer to Clover Health Investments, Corp. and its consolidated subsidiaries, unless otherwise noted or the context otherwise requires.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements contained in this document other than statements of historical fact, including statements regarding our future results of operations, financial position, market size and opportunity, our business strategy and plans, the factors affecting our performance and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "could," "should," "would," "can," "expect," "project," "outlook," "forecast," "objective," "plan," "potential," "seek," "grow," "target," "if," and the negative or plural of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including the risk factors described in our filings with the Securities and Exchange Commission (the "SEC"). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this document may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements contained in this document involve a number of judgments, risks and uncertainties, including, without limitation, risks related to:

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
•our ability to maintain, protect, and enhance our intellectual property; and
•general economic conditions and uncertainty, including the societal and economic impact of the COVID-19 pandemic and its variants, inflation, and geopolitical uncertainty and instability.

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

As a result of a number of known and unknown risks and uncertainties, including without limitation, the important factors described in our reports filed with the SEC, including the discussion under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements.

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

Channels for Disclosure of Information

Investors and others should note that we routinely announce material information to investors and the marketplace using filings with the SEC, press releases, public conference calls, presentations, webcasts, and the investor relations page of our website. We use the investor relations page of our website for purposes of compliance with Regulation FD and as a routine channel for distribution of important information, including news releases, analyst presentations, financial information, and corporate governance practices. We also use certain social media channels as a means of disclosing information about the Company and our products to our customers, investors, and the public, including @CloverHealth and #CloverHealth on Twitter, and the LinkedIn account of our President, Andrew Toy. The information posted on social media channels is not incorporated by reference in this report or in any other report or document we file with the SEC. While not all of the information that we post to the investor relations page of our website or to social media accounts is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media, and others interested in the Company to review the information that we share at the "Investors" link located on our webpage at https://investors.cloverhealth.com/investor-relations and to sign up for and regularly follow our social media accounts. Users may automatically receive email alerts and other information about the Company when enrolling an email address by visiting "Email Alerts" in the "Investor Resources" section of our website at https://investors.cloverhealth.com/investor-relations.

Part I
Item 1. Financial Statements and Supplementary Data

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	September 30, 2022 (Unaudited)	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$382,869	$299,968
Short-term investments	153,799	293,851
Investment securities, available-for-sale (Amortized cost: 2022: $179,774; 2021: $21,142)	175,116	21,131
Investment securities, held-to-maturity (Fair value: 2022: $0; 2021: $307)	—	305
Accrued retrospective premiums	13,894	34,923
Other receivables	23,085	14,282
Healthcare receivable	58,886	48,042
Non-Insurance performance year receivable	585,901	—
Surety bonds and deposits	11,844	12,613
Prepaid expenses	17,816	9,409
Other assets, current	36,782	18,022
Total current assets	1,459,992	752,546

Investment securities, available-for-sale (Amortized cost: 2022: $76,339; 2021: $177,527)	70,237	175,604
Investment securities, held-to-maturity (Fair value: 2022: $596; 2021: $364)	700	335
Equity method investment	970	—
Property and equipment, net	2,526	2,287
Operating lease right-of-use assets	4,259	5,367
Goodwill and other intangible assets	4,233	4,233
Other assets, non-current	14,762	10,432
Total assets	$1,557,679	$950,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	September 30, 2022 (Unaudited)	December 31, 2021
Liabilities and Stockholders' Equity
Current liabilities
Unpaid claims	$140,276	$138,604
Due to related parties, net	1,661	2,320
Non-Insurance performance year obligation, current	655,849	36,891
Non-Insurance payable	147,132	37,773
Accounts payable and accrued expenses	37,735	28,129
Accrued salaries and benefits	19,636	15,147
Deferred revenue	96,358	—
Operating lease liabilities	2,000	3,059
Premium deficiency reserve	27,657	110,628
Other liabilities, current	42	73
Total current liabilities	1,128,346	372,624

Notes and securities payable, net of discounts and deferred issuance costs	19,965	19,938
Long-term operating lease liabilities	4,267	4,830
Other liabilities, non-current	13,121	14,095
Total liabilities	1,165,699	411,487
Commitments and Contingencies (Note 15)
Stockholders' equity
Class A Common Stock, $0.0001 par value; 2,500,000,000 shares authorized as of September 30, 2022, and December 31, 2021; 383,526,634 and 352,645,626 issued and outstanding as of September 30, 2022, and December 31, 2021, respectively	37	34
Class B Common Stock, $0.0001 par value; 500,000,000 shares authorized as of September 30, 2022, and December 31, 2021; 94,394,852 and 118,206,768 issued and outstanding as of September 30, 2022, and December 31, 2021, respectively	9	12
Additional paid-in capital	2,280,697	2,154,187
Accumulated other comprehensive loss	(10,760)	(1,934)
Accumulated deficit	(1,871,536)	(1,616,738)
Less: Treasury stock, at cost; 2,041,948 and 14,730 shares held as of September 30, 2022, and December 31, 2021, respectively	(6,467)	(147)
Clover stockholders' equity	391,980	535,414
Noncontrolling interest	—	3,903
Total stockholders' equity	391,980	539,317
Total liabilities and stockholders' equity	$1,557,679	$950,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
(Dollars in thousands, except per share and share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Premiums earned, net (Net of ceded premiums of $116 and $120 for the three months ended September 30, 2022 and 2021, respectively; net of ceded premiums of $354 and $370 for the nine months ended September 30, 2022 and 2021, respectively)	$267,892	$203,657	$814,566	$598,390
Non-Insurance revenue	585,311	222,647	1,757,579	439,020
Other income	3,614	859	5,751	2,550
Total revenues	856,817	427,163	2,577,896	1,039,960

Operating expenses:
Net medical claims incurred	839,799	436,325	2,560,307	1,109,248
Salaries and benefits	70,142	73,364	209,724	201,555
General and administrative expenses	47,832	45,846	152,569	130,110
Premium deficiency reserve (benefit) expense	(27,657)	20,761	(82,971)	48,661
Depreciation and amortization	616	120	2,028	398
Other expense	—	—	—	191
Total operating expenses	930,732	576,416	2,841,657	1,490,163
Loss from operations	(73,915)	(149,253)	(263,761)	(450,203)

Change in fair value of warrants payable	—	(115,152)	—	(66,146)
Interest expense	404	404	1,197	2,790
Amortization of notes and securities discounts	9	22	27	13,708
Loss (gain) on investment	980	—	(10,187)	—
Net loss	$(75,308)	$(34,527)	$(254,798)	$(400,555)

Per share data:
Net loss per share attributable to Class A and Class B common stockholders – basic and diluted (1)	$(0.16)	$(0.08)	$(0.54)	$(0.98)
Weighted average number of common shares outstanding
Basic and diluted weighted average number of Class A and Class B common shares and common share equivalents outstanding (1)	477,690,204	414,572,706	475,609,571	410,417,493

Net unrealized loss on available-for-sale investments	$(2,407)	$(197)	$(8,826)	$(620)
Comprehensive loss	$(77,715)	$(34,724)	$(263,624)	$(401,175)
(1) Because the Company had a net loss during the three and nine months ended September 30, 2022 and 2021, the Company's potentially dilutive securities, which include stock options, restricted stock, preferred stock, and warrants to purchase shares of common stock and preferred stock, have been excluded from the computation of diluted net loss per share, as the effect would be anti-dilutive.
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands, except share amounts)

	Convertible Preferred stock		Class A Common Stock (1)		Class B Common Stock (1)		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2020	139,444,346	$447,747	—	$—	89,206,266	$9	—	$—	$411,867	$(1,028,982)	$10	$3,903	$(613,193)
Stock issuance for exercise of stock options, net of early exercise liability	—	—	761,480	—	—	—	—	—	1,282	—	—	—	1,282
Stock-based compensation	—	—	—	—	—	—	—	—	42,713	—	—	—	42,713
Unrealized holdings loss on investment securities, available-for-sale	—	—	—	—	—	—	—	—	—	—	(493)	—	(493)
Preferred stock conversion	(139,444,346)	(447,747)	—	—	139,444,346	14	—	—	447,733	—	—	—	447,747
Issuance of common stock related to exercises of legacy warrants	—	—	—	—	7,205,490	1	—	—	97,781	—	—	—	97,782
Convertible debt conversion and other issuances	—	—	—	—	75,084,703	7	—	—	16,052	—	—	—	16,059
Issuance of common stock in connection with Business Combination and PIPE offering	—	—	146,373,904	15	(49,975,104)	(5)	—	—	666,232	—	—	—	666,242
Conversion from Class B Common Stock to Class A Common Stock	—	—	1,143,863	—	(1,143,863)	—	—	—	—	—	—	—	—
Capital contribution for extinguishment of debt	—	—	—	—	—	—	—	—	126,795	—	—	—	126,795
Acquisition of public and private placement warrants	—	—	—	—	—	—	—	—	(147,582)	—	—	—	(147,582)
Net loss	—	—	—	—	—	—	—	—	—	(48,417)	—	—	(48,417)
Balance, March 31, 2021	—	$—	148,279,247	$15	259,821,838	$26	—	$—	$1,662,873	$(1,077,399)	$(483)	$3,903	$588,935
Stock issuance for exercise of stock options, net of early exercise liability	—	—	204,366	—	—	—	—	—	435	—	—	—	435
Stock-based compensation	—	—	—	—	—	—	—	—	43,026	—	—	—	43,026
Unrealized holdings gain on investment securities, available-for-sale	—	—	—	—	—	—	—	—	—	—	70	—	70
Conversion from Class B Common Stock to Class A Common Stock	—	—	77,364	—	(77,364)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(317,611)	—	—	(317,611)
Balance, June 30, 2021	—	$—	148,560,977	$15	259,744,474	$26	—	$—	$1,706,334	$(1,395,010)	$(413)	$3,903	$314,855
Stock issuance for exercise of stock options, net of early exercise liability	—	—	2,893,802	—	—	—	—	—	3,830	—	—	—	3,830
Stock-based compensation	—	—	—	—	—	—	—	—	46,803	—	—	—	46,803
Vested restricted stock units	—	—	34,888	—	—	—	—	—	—	—	—	—	—
Unrealized holdings loss on investment securities, available-for-sale	—	—	—	—	—	—	—	—	—	—	(197)	—	(197)
Conversion from Class B Common Stock to Class A Common Stock	—	—	117,425,763	12	(117,425,763)	(12)	—	—	—	—	—	—	—
Issuance of common stock related to exercises of public and private placement warrants	—	—	9,408,264	1	—	—	—	—	81,672	—	—	—	81,673
Treasury Stock	—	—	(14,730)	—	—	—	14,730	(147)	—	—	—	—	(147)
Net loss	—	—	—	—	—	—	—	—	—	(34,527)	—	—	(34,527)
Balance, September 30, 2021	—	$—	278,308,964	$28	142,318,711	$14	14,730	$(147)	$1,838,639	$(1,429,537)	$(610)	$3,903	$412,290

	Convertible Preferred stock		Class A Common Stock (1)		Class B Common Stock (1)		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2021	—	$—	352,645,626	$34	118,206,768	$12	14,730	$(147)	$2,154,187	$(1,616,738)	$(1,934)	$3,903	$539,317
Stock issuance for exercise of stock options, net of early exercise liability	—	—	151,620	—	—	—	—	—	331	—	—	—	331
Stock-based compensation	—	—	—	—	—	—	—	—	40,640	—	—	—	40,640
Vested restricted stock units	—	—	2,275,946	—	1,677,873	—	—	—	—	—	—	—	—
Vested performance restricted stock units	—	—	8,951	—	—	—	—	—	—	—	—	—	—
Unrealized holdings loss on investment securities, available-for-sale	—	—	—	—	—	—	—	—	—	—	(5,324)	—	(5,324)
Conversion from Class A Common Stock to Class B Common Stock	—	—	25,436,433	3	(25,436,433)	(3)	—	—	—	—	—	—	—
Treasury stock acquired	—	—	(1,879,063)	—	—	—	1,879,063	(5,939)	—	—	—	—	(5,939)
Issuance of common stock under Employee Stock Purchase Plan	—	—	214,797	—	—	—	—	—	—	—	—	—	—
Derecognition of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(3,903)	(3,903)
Net loss	—	—	—	—	—	—	—	—	—	(75,309)	—	—	(75,309)
Balance, March 31, 2022	—	$—	378,854,310	$37	94,448,208	$9	1,893,793	$(6,086)	$2,195,158	$(1,692,047)	$(7,258)	$—	$489,813
Stock issuance for exercise of stock options, net of early exercise liability	—	—	4,016,336	—	—	—	—	—	563	—	—	—	563
Stock-based compensation	—	—	—	—	—	—	—	—	41,927	—	—	—	41,927
Vested restricted stock units	—	—	122,672	—	—	—	—	—	—	—	—	—	—
Treasury stock acquired	—	—	(37,744)	—	—	—	37,744	(105)	—	—	—	—	(105)
Unrealized holdings gain on investment securities, available-for-sale	—	—	—	—	—	—	—	—	—	—	(1,095)	—	(1,095)
Conversion from Class A Common Stock to Class B Common Stock	—	—	53,040	—	(53,040)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(104,181)	—	—	(104,181)
Balance, June 30, 2022	—	$—	383,008,614	$37	94,395,168	$9	1,931,537	$(6,191)	$2,237,648	$(1,796,228)	$(8,353)	$—	$426,922
Stock issuance for exercise of stock options, net of early exercise liability	—	—	190,052	—	—	—	—	—	408	—	—	—	408
Stock-based compensation	—	—	—	—	—	—	—	—	42,641	—	—	—	42,641
Vested restricted stock units	—	—	438,063	—	—	—	—	—	—	—	—	—	—
Treasury stock acquired	—	—	(110,411)	—	—	—	110,411	(276)	—	—	—	—	(276)
Unrealized holdings gain on investment securities, available-for-sale	—	—	—	—	—	—	—	—	—	—	(2,407)	—	(2,407)
Conversion from Class A Common Stock to Class B Common Stock	—	—	316	—	(316)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(75,308)	—	—	(75,308)
Balance, September 30, 2022	—	$—	383,526,634	$37	94,394,852	$9	2,041,948	$(6,467)	$2,280,697	$(1,871,536)	$(10,760)	$—	$391,980
(1) The presentation of Common Stock has been updated to separately disclose the changes in Class A and Class B common stock in all periods.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(254,798)	$(400,555)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	2,028	398
Amortization of notes and securities discounts and debt issuance costs	27	13,708
Stock-based compensation expense	125,211	132,542
Change in fair value of warrants payable and amortization of warrants	—	(66,146)
Accretion, net of amortization	(730)	142
Net realized losses on investment securities	18	55
Gain on investment	(10,187)	—
Premium deficiency reserve	(82,971)	48,661
Changes in operating assets and liabilities:
Accrued retrospective premiums	21,029	4,645
Other receivables	(8,803)	(9,759)
Surety bonds and deposits	769	(13,165)
Prepaid expenses	(8,407)	(4,347)
Other assets	(19,263)	(10,291)
Healthcare receivables	(10,844)	4,089
Operating lease right-of-use assets	1,750	2,636
Unpaid claims	1,013	36,465
Accounts payable and accrued expenses	9,606	1,386
Accrued salaries and benefits	4,489	9,458
Deferred revenue	96,358	—
Other liabilities	(1,005)	1,013
Performance year obligation	33,057	23,861
Non-Insurance payable	109,359	26,233
Operating lease liabilities	(2,264)	(3,179)
Net cash provided by (used in) operating activities	5,442	(202,150)
Cash flows from investing activities:
Purchases of short-term investments, available-for-sale, and held-to-maturity securities	(276,848)	(705,598)
Proceeds from sales of short-term investments and available-for-sale securities	9,710	126,862
Proceeds from maturities of short-term investments, available-for-sale, and held-to-maturity securities	350,455	250,265
Purchases of property and equipment	(590)	(485)
Acquisition of Character Biosciences, Inc. Series A preferred shares	(250)	—
Net cash provided by (used in) investing activities	82,477	(328,956)
Cash flows from financing activities:
Payment of notes payable principal	—	(30,925)
Issuance of common stock, net of early exercise liability	1,302	5,547
Proceeds from reverse recapitalization, net of transaction costs	—	666,242
Proceeds received for the exercise of public and private warrants	—	390
Payment for the redemptions of public warrants	—	(85)
Treasury stock acquired	(6,320)	(147)
Net cash (used in) provided by financing activities	(5,018)	641,022
Net increase in cash and cash equivalents	82,901	109,916
Cash and cash equivalents, beginning of period	299,968	92,348
Cash and cash equivalents, end of period	$382,869	$202,264
Supplemental cash flow disclosures
Supplemental disclosure of non-cash activities
Performance year receivable	$(585,901)	$(220,738)
Performance year obligation	585,901	220,738
Conversion of preferred stock to common stock	—	447,747
Issuance of common stock related to convertible debt	—	16,059
Capital contribution for extinguishment of debt	—	126,795
Issuance of common stock related to warrants exercised	—	97,782
Acquisition of public and private warrants	—	147,582
Right-of-use assets obtained in exchange for lease liabilities	642	582
Recognition of equity method investments and preferred stock	8,644	—
Derecognition of noncontrolling interest	3,903	—
Conversion of Character Biosciences, Inc. convertible note to preferred stock	250	—
The accompanying notes are an integral part of these consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Operations
Clover Health Investments, Corp. (collectively with its affiliates and subsidiaries, "Clover" or the "Company") is singularly focused on creating great, sustainable healthcare to improve every life. Clover has centered its strategy on building and deploying technology through its flagship software platform, Clover Assistant, to help America's seniors receive better care at lower costs.
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
The Company was originally incorporated as a Cayman Islands exempted company on October 18, 2019, as a special purpose acquisition company under the name Social Capital Hedosophia Holdings Corp. III ("SCH"). On October 5, 2020, SCH entered into a Merger Agreement (the "Merger Agreement") with Clover Health Investments, Corp., a corporation originally incorporated on July 17, 2014, in the state of Delaware ("Legacy Clover"). Pursuant to the Merger Agreement, and a favorable vote of SCH's stockholders at an extraordinary general meeting on January 6, 2021 (the "Special Meeting"), on January 7, 2021, Asclepius Merger Sub Inc., a Delaware corporation and a newly formed, wholly-owned subsidiary of SCH ("Merger Sub"), merged with and into Legacy Clover. The separate corporate existence of Merger Sub ceased, Legacy Clover survived and merged with and into SCH, with SCH as the surviving corporation, and SCH was redomesticated as a Delaware corporation and renamed Clover Health Investments, Corp. (the "Business Combination"). The Business Combination was accounted for as a reverse recapitalization in accordance with generally accepted accounting principles in the United States ("GAAP"). Under the guidance in Accounting Standards Codification ("ASC") 805, Legacy Clover is treated as the "acquirer" for financial reporting purposes, Legacy Clover is deemed the accounting predecessor of the combined business, and Clover Health Investments, Corp., as the parent company of the combined business, is the successor Securities and Exchange Commission ("SEC") registrant, meaning that Legacy Clover's financial statements for previous periods are disclosed in periodic reports filed with the SEC.
The Business Combination has had a significant impact on the Company's reported financial position and results as a consequence of the reverse recapitalization. The Business Combination closed on January 7, 2021, and on the following day the Company's Class A Common Stock and then outstanding public warrants were listed on the Nasdaq Global Select Market ("Nasdaq") under the symbols "CLOV" and "CLOVW," respectively, for trading in the public market.
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
Deferred revenue

Premiums earned, net is recognized as income in the period members are entitled to receive services, risk adjustment revenue, and other ancillary income. Premiums received in advance of the service period are reported as deferred revenue on the Condensed Consolidated Balance Sheets and recognized within Premiums earned, net once earned. Premiums anticipated to be received within twelve months based on the documented diagnostic criteria of the Company's members are estimated and included in revenue for the period including the member months for which the payment is designated by CMS.
Equity method of accounting and variable interest entities
Investments in entities in which the Company does not have control but its ownership falls between 20.0% and 50.0%, or it has the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method of accounting.
The Company continuously assesses its partially-owned entities to determine if these entities are variable interest entities ("VIEs") and, if so, whether the Company is the primary beneficiary and, therefore, required to consolidate the VIE. To make this determination, the Company applies a qualitative approach to determine whether the Company has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses of, or the rights to receive benefits from, the VIE that could potentially be significant to that VIE. If the Company has an interest in a VIE but is determined to not be the primary beneficiary, the Company accounts for the interest under the equity method of accounting.
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

Performance guarantees
Certain of the Company's arrangements with third-party providers require it to guarantee the performance of its care network to CMS. As a result of the Company's participation in the DC Model, the Company determined that it was making a performance guarantee with respect to providers under the Non-Insurance arrangement that should be recognized in the financial statements. The performance guarantee identified relates to the Company guaranteeing the performance of the third-party medical providers. Thus, the contract with CMS is accounted for as a performance guarantee under ASC 460-Guarantees. Accordingly, a liability for the performance guarantee was recorded on the Condensed Consolidated Balance Sheet. Each month, as the performance guarantee is fulfilled, the guarantee is amortized on a straight-line basis for the amount that represents the completed performance. With respect to each performance year in which the DCE is a participant, the final consideration due to the DCE from CMS ("shared savings") or the consideration due to CMS from the DCE ("shared loss") is reconciled in the subsequent years following the performance year. The shared savings or loss is measured periodically and will be applied to the Non-Insurance performance obligation or Non-Insurance performance receivable if the Company is in a probable loss position or probable savings position, respectively. The DCE has entered into a surety bond agreement with CMS and a third-party surety to cover the financial threshold determined by CMS. The surety bond is partially collateralized by a cash deposit from the Company.
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
Deferred acquisition costs
Acquisition costs directly related to the successful acquisition of new business, which are primarily made up of commissions costs, are deferred and subsequently amortized. Deferred acquisition costs are recorded as other assets on the Condensed Consolidated Balance Sheet and are amortized over the estimated life of the related contracts. The amortization of deferred acquisition costs is recorded in general and administrative expenses in the Condensed Consolidated Statement of Operations and Comprehensive Loss. As of September 30, 2022, and December 31, 2021, there were no deferred acquisition costs as a result of the acceleration of amortization for deferred acquisition costs due to the recognition of a premium deficiency reserve. For the three and nine months ended September 30, 2022, charges related to deferred acquisition costs of $1.9 million and $15.6 million, respectively, were recognized in general and administrative expenses. For the three and nine months ended September 30, 2021, charges related to deferred acquisition costs of $1.1 million and $9.6 million, respectively, were recognized in general and administrative expenses.
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

In August 2018, the FASB issued ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, which was subsequently amended by ASU 2019-09, Financial Services—Insurance (Topic 944): Effective Date and ASU 2020-11, Financial Services—Insurance (Topic 944): Effective Date and Early Application. ASU 2020-11 was issued in consideration of the implications of COVID-19 and to provide transition relief and additional time for implementation by deferring the effective date by one year. The amendments in ASU 2018-12 make changes to a variety of areas to simplify or improve the existing recognition, measurement, presentation, and disclosure requirements for long-duration contracts issued by an insurance entity. The amendments require insurers to annually review the assumptions they make about their policyholders and update the liabilities for future policy benefits if the assumptions change. The amendments also simplify the amortization of deferred acquisition costs and add new disclosure requirements about the assumptions used to measure liabilities and the potential impact to future cash flows. The amendments related to the liability for future policy benefits for traditional and limited-payment contracts and deferred acquisition costs are to be applied to contracts in force as of the beginning of the earliest period presented, with an option to apply such amendments retrospectively with a cumulative-effect adjustment to the opening balance of retained earnings as of the earliest period presented. The amendments for market risk benefits are to be applied retrospectively. ASU 2020-11 is effective for public entities for periods beginning after December 15, 2022. The Company is currently evaluating the effects the adoption of ASU 2018-12 and ASU 2020-11 will have on its financial statements.

3. Investment Securities
The following tables present amortized cost and fair values of investments as of September 30, 2022, and December 31, 2021, respectively:

September 30, 2022	Amortized cost	Accumulated unrealized gains	Accumulated unrealized losses	Fair value
	(in thousands)
Investment securities, held-to-maturity
U.S. government and government agencies and authorities	$700	$—	$(104)	$596
Investment securities, available-for-sale
U.S. government and government agencies and authorities	232,189	18	(10,539)	221,668
Corporate debt securities	23,924	4	(243)	23,685
Total investment securities	$256,813	$22	$(10,886)	$245,949

December 31, 2021	Amortized cost	Accumulated unrealized gains	Accumulated unrealized losses	Fair value
	(in thousands)
Investment securities, held-to-maturity
U.S. government and government agencies and authorities	$640	$40	$(9)	$671
Investment securities, available-for-sale
U.S. government and government agencies and authorities	198,669	10	(1,944)	196,735
Total investment securities	$199,309	$50	$(1,953)	$197,406
The following table presents the amortized cost and fair value of debt securities as of September 30, 2022, by contractual maturity:

September 30, 2022	Held-to-maturity		Available-for-sale
	Amortized cost	Fair value	Amortized cost	Fair value
	(in thousands)
Due within one year	$—	$—	$179,774	$175,116
Due after one year through five years	590	502	76,339	70,237
Due after five years through ten years	—	—	—	—
Due after ten years	110	94	—	—
Total	$700	$596	$256,113	$245,353
For the three and nine months ended September 30, 2022 and 2021, respectively, net investment income, which is included within other income in the Condensed Consolidated Statements of Operations and Comprehensive Loss, was derived from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Cash and cash equivalents	$1,428	$—	$1,567	$—
Short-term investments	879	62	1,001	139
Investment securities	543	117	1,057	201
Investment income, net	$2,850	$179	$3,625	$340
Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at September 30, 2022, and December 31, 2021:

September 30, 2022	Less than 12 months		Greater than 12 months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands, except number of positions)
U.S. government and government agencies and authorities	$141,377	$(4,723)	$65,926	$(5,920)	$207,303	$(10,643)
Corporate debt securities	19,624	(243)	—	—	6,997	(243)
Total	$161,001	$(4,966)	$65,926	$(5,920)	$214,300	$(10,886)
Number of positions	36		18		54

December 31, 2021	Less than 12 months		Greater than 12 months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands, except number of positions)
U.S. government and government agencies and authorities	$187,251	$(1,555)	$7,902	$(398)	$195,153	$(1,953)
Total	$187,251	$(1,555)	$7,902	$(398)	$195,153	$(1,953)
Number of positions	18		4		22
The Company did not record any credit allowances for debt securities that were in an unrealized loss position as of September 30, 2022, and December 31, 2021.
As of September 30, 2022, all securities were investment grade, with credit ratings of BBB+ or higher by S&P Global or as determined by other credit rating agencies within the Company's investment policy. Unrealized losses on investment grade securities are principally related to changes in interest rates or changes in issuer or sector related credit spreads since the securities were acquired. The gross unrealized investment losses as of September 30, 2022, were assessed, based on, among other things:
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

Proceeds from sales and maturities of investment securities, inclusive of short-term investments, and related gross realized gains (losses) which are included within other income in the Condensed Consolidated Statements of Operations and Comprehensive Loss, were as follows for the three and nine months ended September 30, 2022 and 2021, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Proceeds from sales of investment securities	$3,829	$89,997	$9,710	$126,862
Proceeds from maturities of investment securities	60,000	50,000	350,455	250,265

Gross realized gains	—	8	5	25
Gross realized losses	(2)	—	(23)	(80)
Net realized losses	$(2)	$8	$(18)	$(55)
As of September 30, 2022, and December 31, 2021, the Company had $14.2 million and $11.1 million, respectively, in deposits with various states and regulatory bodies that are included as part of the Company's investment balances.

4. Fair Value Measurements
The following tables present a summary of fair value measurements for financial instruments as of September 30, 2022, and December 31, 2021, respectively:

September 30, 2022	Level 1	Level 2	Level 3	Total fair value
	(in thousands)
U.S. government and government agencies	$—	$221,668	$—	$221,668
Corporate debt securities	—	23,685	—	23,685
Total assets at fair value	$—	$245,353	$—	$245,353

December 31, 2021	Level 1	Level 2	Level 3	Total fair value
	(in thousands)
U.S. government and government agencies	$—	$196,735	$—	$196,735
Total assets at fair value	$—	$196,735	$—	$196,735

The fair value of Legacy Clover's convertible securities was based on Level 3 inputs, which were unobservable and reflected management's best estimate of what market participants would use when pricing the asset or liability, including assumptions about risk. There was no fair value associated with convertible securities at September 30, 2022, due to the conversion of the securities to shares of the Company's common stock upon the completion of the Business Combination.

There were no changes in balances of Legacy Clover's Level 3 financial liabilities during the nine months ended September 30, 2022. The changes in balances of Legacy Clover's Level 3 financial liabilities during the nine months ended September 30, 2021, were as follows:

	Convertible securities	Derivative liabilities	Warrants payable	Total
(in thousands)
Balance, December 31, 2020	$949,553	$44,810	$97,782	$1,092,145
Issuances	—	—	—	—
Settlements	(949,553)	(44,810)	(97,782)	(1,092,145)
Transfers in	—	—	—	—
Transfers out	—	—	—	—
Total realized losses (gains)	—	—	—	—
Balance, September 30, 2021	$—	$—	$—	$—
In addition to the Level 3 financial liabilities in the table above, on September 25, 2020, Seek Insurance Services, Inc. ("Seek"), a field marketing organization and an indirect wholly-owned subsidiary of the Company, entered into a note purchase agreement with a third-party investor and issued a note (the "Seek Convertible Note") in the principal amount of $20.0 million, for which the carrying value is approximately the same as the fair value. For additional information, see Note 8 (Notes and Securities Payable). As of September 30, 2022, and December 31, 2021, both the carrying value, which includes accrued interest, and the fair value of the Seek Convertible Note were $23.2 million and $22.0 million, respectively, and these were considered Level 3 financial liabilities. Seek is currently in the process of winding down its operations.
There were no transfers in or out of Level 3 financial assets or liabilities for the nine months ended September 30, 2022 or 2021.
Warrants
Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrants payable on the Condensed Consolidated Balance Sheet. The warrant liabilities were measured at fair value at inception and measured on a recurring basis, with changes in fair value presented within change in fair value of warrants payable in the Condensed Consolidated Statement of Operations and Comprehensive Loss. The Company determined that the public warrants assumed in connection with the Business Combination were classified within Level 1 of the fair value hierarchy as the fair value was equal to the publicly traded price of the public warrants, and the private placement warrants, also assumed in connection with the Business Combination, were classified within Level 2 of the fair value hierarchy as the fair value was estimated using the price of the public warrants. On July 22, 2021, the Company issued a press release stating that it would redeem all of its public and private placement warrants. In connection with the redemption, effective August 24, 2021, the public warrants were delisted and classified within Level 2 of the fair value hierarchy as the fair value of the public warrants was based on proportional changes in the price of the Company's common stock. The end of the redemption period was September 9, 2021, at which time the Company redeemed all unexercised public and private placement warrants at a price of $0.10 per warrant. Following the redemption, no public or private placement warrants were outstanding. For additional information, see Note 5 (Fair Value Measurements) and Note 13 (Warrants Payable) in the 2021 Form 10-K.
5. Healthcare Receivables
Healthcare receivables include pharmaceutical rebates which are accrued as they are earned and estimated based on contracted rebate rates, eligible amounts submitted to the manufacturers by the Company's pharmacy manager, pharmacy utilization volume, and historical collection patterns. Also included in healthcare receivables are Medicare Part D settlement receivables, member premium receivables, and other CMS receivables. The Company reported $58.9 million and $48.0 million of healthcare receivables at September 30, 2022, and December 31, 2021, respectively.
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

Following the donation, Mr. Garipalli has remained a Manager of Hudson Hospital Propco, LLC, an affiliate of Hudson Hospital Opco, LLC. Additionally, certain affiliates of Mr. Garipalli are owed certain money from CarePoint Health for prior obligations, and Mr. Garipalli has an indirect interest in Sequoia Healthcare Services, LLC, which provides healthcare services to CarePoint Health. Expenses and fees incurred related to Clover's contracts with CarePoint Health, recorded in net medical claims incurred, were $3.2 million and $1.7 million for the three months ended September 30, 2022 and 2021, respectively, and $8.9 million and $9.2 million for the nine months ended September 30, 2022 and 2021, respectively. Additionally, $1.7 million and $2.3 million were payable to CarePoint Health as of September 30, 2022, and December 31, 2021, respectively.
The Company has contracted with Rogue Trading, LLC ("Rogue"), a marketing services provider. The Company's President, Andrew Toy, is related to the Chief Executive Officer of Rogue. There were no expenses and fees related to these contracts for the three and nine months ended September 30, 2022. Expenses and fees incurred related to these contracts were $0.3 million for the three and nine months ended September 30, 2021.
The Company has a contract with Medical Records Exchange, LLC (d/b/a ChartFast) pursuant to which the Company receives administrative services related to medical records via ChartFast's electronic applications and web portal platform. ChartFast is ultimately owned and controlled by Mr. Garipalli. Expenses and fees incurred related to this agreement were $0.1 million for the three months ended September 30, 2022 and 2021, and $0.2 million and $0.1 million for the nine months ended September 30, 2022 and 2021, respectively.
On July 2, 2021, the Company entered into a contract with Thyme Care, Inc. ("Thyme Care"), an oncology benefit management company, through which Thyme Care was engaged to provide concierge cancer coordination services to the Company's Insurance members in New Jersey and develop a provider network to help ensure member access to high-value oncology care. Mr. Garipalli is a member of the board of directors of Thyme Care and holds an equity interest of less than five percent (5%) of that entity. Expenses and fees incurred related to this agreement were $0.5 million and $1.3 million for the three and nine months ended September 30, 2022, respectively. Additionally, $0.3 million and $0.1 million were payable to Thyme Care as of September 30, 2022, and December 31, 2021, respectively.

7. Unpaid Claims
Activity in the liability for unpaid claims, including claims adjustment expenses, for the nine months ended September 30, 2022 and 2021, is summarized as follows:

Nine Months Ended September 30,	2022	2021
	(in thousands)
Gross and net balance, beginning of period (1)	$136,317	$103,976
Incurred related to:
Current year	773,530	617,035
Prior years	(36,149)	17,095
Total incurred	737,381	634,130
Paid related to:
Current year	649,223	494,045
Prior years	89,055	109,362
Total paid	738,278	603,407
Gross and net balance, end of period (1)(2)	$135,420	$134,699
(1)    Includes amounts due to related parties.
(2)    Differs from the total unpaid claims amount reported on the Condensed Consolidated Balance Sheets due to the fact the figure here excludes unpaid claims for the Company's Non-Insurance operations of $6.5 million and $4.6 million as of September 30, 2022 and December 31, 2021, respectively.
Unpaid Claims for Insurance Operations

Unpaid claims for Insurance operations were $135.4 million as of September 30, 2022. During the nine months ended September 30, 2022, $89.1 million was paid for incurred claims attributable to insured events of prior years. A favorable development of $36.1 million was recognized during the nine months ended September 30, 2022, resulting from the Company's actual experience with claims developing differently as compared to the Company's estimates as of December 31, 2021. An unfavorable development of $17.1 million was recognized during the nine months ended September 30, 2021, resulting from the Company's actual experience with claims developing differently as compared to the Company's estimates as of December 31, 2020. Original estimates are increased or decreased, as additional information becomes known regarding individual claims. The ratio of current year medical claims paid as a percentage of current year net medical claims incurred was 83.9% for the nine months ended September 30, 2022, and 80.1% for the nine months ended September 30, 2021. This ratio serves as an indicator of claims processing speed, indicating that claims were processed at a faster rate during the nine months ended September 30, 2022, than during the nine months ended September 30, 2021.
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
The carrying amount of the note was $20.0 million and $19.9 million at September 30, 2022, and December 31, 2021, respectively. The Company capitalized $0.1 million of issuance costs which are being amortized using the effective interest method over the term of the note. Unamortized debt issuance costs were less than $0.1 million and $0.1 million at September 30, 2022, and December 31, 2021. Amortization of the debt issuance costs and interest expense on the note was $0.4 million and $0.4 million during the three months ended September 30, 2022 and 2021, respectively, and $0.8 million and $1.2 million during the nine months ended September 30, 2022 and 2021, respectively.
The effective interest rate was 8.2% during the three months ended September 30, 2022 and 2021, respectively, and 8.2% during the nine months ended September 30, 2022 and 2021, respectively.
The below table summarizes maturities of the Company's securities payable over the next five years as of September 30, 2022:

(in thousands)
2023	$20,000
2024	—
2025	—
2026	—
2027	—
Total	$20,000

Seek is currently in the process of winding down its operations. Upon the dissolution of Seek, the Seek Convertible Note will be deemed waived and all outstanding amounts thereunder will be cancelled and forgiven and all other rights, covenants and obligations shall terminate.
9. Letter of Credit
On April 19, 2018, the Company entered into a secured letter of credit agreement (the "Letter") required for its subsidiary, Clover HMO of New Jersey, Inc., for an aggregate amount of up to $2.5 million with a commercial lender that renews on an annual basis. The

Letter bears interest at a rate of 0.75%. There was an unused balance of $2.5 million at both September 30, 2022, and December 31, 2021.
10. Stockholders' Equity and Convertible Preferred Stock
Stockholders' Equity
The Company was authorized to issue up to 2,500,000,000 shares of Class A common stock as of September 30, 2022, and December 31, 2021, and up to 500,000,000 shares of Class B common stock as of September 30, 2022, and December 31, 2021. As of September 30, 2022, and December 31, 2021, there were 383,526,634 and 352,645,626 shares of Class A common stock issued and outstanding, respectively. There were 94,394,852 and 118,206,768 shares of Class B common stock issued and outstanding as of September 30, 2022, and December 31, 2021, respectively. Class B common stock has 10 votes per share, and Class A common stock has one vote per share. The Company had 2,041,948 and 14,730 shares held in treasury as of September 30, 2022, and December 31, 2021, respectively. These amounts represent shares withheld to cover taxes upon vesting of employee stock-based awards.
The Company is authorized to issue 25,000,000 shares of preferred stock having a par value of $0.0001 per share, and the Company's board of directors (the "Board") has the authority to determine the rights, preferences, privileges, and restrictions, including voting rights, of those shares. As of September 30, 2022, there were no shares of preferred stock issued and outstanding.
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
The Company determined that it does have a significant influence over Character Biosciences and, therefore, it began accounting for its common stock investment in Character Biosciences using the equity method on February 4, 2022. The Company derecognized all of Character Biosciences' assets and liabilities from its balance sheet and its noncontrolling interest related to Character Biosciences, and recognized the retained common stock and preferred stock equity interests at fair values of $3.7 million and $4.9 million, respectively, which are included in equity method investment and other assets on the Condensed Consolidated Balance Sheets, and recognized a loss of $1.0 million and gain of $10.2 million, respectively, which is included in loss (gain) on investment on the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2022.
As the Company applies the equity method to account for its common stock interest in Character Biosciences, the initial value of the investment is adjusted periodically to recognize (1) the proportionate share of the investee's net income or losses after the date of investment, (2) additional contributions made and dividends or distributions received, and (3) impairment losses resulting from adjustments to net realizable value. The Company eliminates all intercompany transactions in accounting for equity method investments and records the proportionate share of the investee's net income or loss in equity in loss on investment on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

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
12. Employee Benefit Plans
Employee Savings Plan
The Company has a defined contribution retirement savings plan (the "401(k) Plan") covering eligible employees, which includes safe harbor matching contributions based on the amount of employees' contributions to the 401(k) Plan. The Company contributes to the 401(k) Plan annually 100.0% of the first 4.0% compensation that is contributed by the employee up to 4.0% of eligible annual compensation after one year of service. The Company's service contributions to the 401(k) Plan amounted to approximately $0.4 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively, and $1.1 million and $0.9 million for the nine months ended September 30, 2022 and 2021, respectively, and are included in salaries and benefits on the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company's cash match is invested pursuant to the participant's contribution direction. Employer contributions are immediately 100.0% vested.

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
The maximum number of shares of the Company's common stock reserved for issuance over the term of the Plans, shares outstanding under the Plans, and shares remaining under the Plans as of September 30, 2022, and December 31, 2021, were as follows:

September 30, 2022	Shares Authorized Under Plans	Shares Outstanding Under Plans	Shares Remaining Under Plans
2014 Plan	54,402,264	36,662,098	N/A
2020 Plan	31,884,272	22,576,925	7,608,767
2020 MIP	33,426,983	30,084,285	—
Inducement Plan	11,000,000	11,000,000	—

December 31, 2021	Shares Authorized Under Plans	Shares Outstanding Under Plans	Shares Remaining Under Plans
2014 Plan	54,402,264	41,905,875	N/A
2020 Plan	30,641,401	6,690,048	23,442,323
2020 MIP	33,426,983	33,426,983	—
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
The Company recorded stock-based compensation expense for options, RSUs, and performance restricted stock units ("PRSUs") granted under the Plans, the Inducement Plan, and discounts offered in connection with the Company's 2020 Employee Stock Purchase Plan ("ESPP") of $42.6 million and $46.8 million during the three months ended September 30, 2022 and 2021, respectively, and $125.2 million and $132.5 million during the nine months ended September 30, 2022 and 2021, respectively, and such expenses are presented in salaries and benefits in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. Compensation cost presented in salaries and benefits in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss were as follows:

Three Months Ended September 30,	2022	2021
	(in thousands)
Stock options	$1,051	$1,665
RSUs	19,499	17,396
PRSUs	21,903	27,675
ESPP	188	67
Total compensation cost recognized for stock-based compensation plans	$42,641	$46,803

Nine Months Ended September 30,	2022	2021
	(in thousands)
Stock options	$3,530	$6,734
RSUs	54,782	45,725
PRSUs	66,461	80,016
ESPP	435	67
Total compensation cost recognized for stock-based compensation plans	$125,208	$132,542
As of September 30, 2022, there was approximately $381.0 million of unrecognized stock-based compensation expense related to unvested stock options, RSUs, PRSUs, and the ESPP, estimated to be recognized over a period of 3.96 years.
Stock Options
No stock options were granted during the nine months ended September 30, 2022. The assumptions that the Company used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted for the nine months ended September 30, 2021, respectively, were as follows:

Nine Months Ended September 30, 2021
Weighted-average risk-free interest rate	1.06%
Expected term (in years)	6.06
Expected volatility	37.74%
Expected dividend yield	—

A summary of option activity under the 2020 Plan during the nine months ended September 30, 2022, is as follows:

	Number of options	Weighted-average exercise price
Outstanding, January 1, 2022	1,753,799	$8.88
Granted during 2022	—	—
Exercised	—	—
Forfeited	(295,549)	8.88
Outstanding, September 30, 2022	1,458,250	$8.88
A summary of option activity under the 2014 Plan during the nine months ended September 30, 2022, is as follows:

	Number of options	Weighted-average exercise price
Outstanding, January 1, 2022	31,155,742	$2.35
Granted during 2022	—	—
Exercised	(4,358,008)	0.22
Forfeited	(882,509)	2.69
Outstanding, September 30, 2022	25,915,225	$2.69
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company's common stock for those stock options that had exercise prices lower than the fair value of the Company's common stock.
The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2021, was $3.36 per share.
As of September 30, 2022, outstanding stock options, substantially all of which are expected to vest, had an aggregate intrinsic value of $0.8 million, and a weighted-average remaining contractual term of 6.54 years. As of September 30, 2022, there were 21,039,422 options exercisable under the Plan, with an aggregate intrinsic value of $0.8 million, a weighted-average exercise price of $2.86 per share, and a weighted-average remaining contractual term of 6.29 years. The total value of stock options exercised during the nine months ended September 30, 2022 and 2021, was $11.3 million and $36.4 million, respectively. Cash received from stock option exercises during the nine months ended September 30, 2022 and 2021, totaled $1.0 million and $5.5 million, respectively.
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

Restricted Stock Units
A summary of total RSU activity is presented below:

	Number of RSUs	Weighted-average grant date fair value per share
Outstanding, January 1, 2021	—	$—
Granted during 2021	21,035,614	14.77
Released	(131,766)	—
Forfeited	(35,935)	8.52
Outstanding, September 30, 2021	20,867,913	$14.78

Outstanding, January 1, 2022	21,294,841	$14.60
Granted during 2022	30,094,480	2.62
Released	(4,518,984)	14.31
Forfeited	(1,460,459)	5.31
Outstanding, September 30, 2022	45,409,878	$6.99
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

Nine months ended September 30, 2022
Expected volatility (1)	40.7%
Risk-free interest rate (2)	0.5
Dividend yield (3)	—
(1) Expected volatility is based on a blend of peer group company historical data adjusted for the Company's leverage.
(2) Risk-free interest rate based on U.S. Treasury yields with a term equal to the remaining Performance Period as of the grant date.
(3) Dividend yield was assumed to be zero as the Company does not anticipate paying dividends.

A summary of PRSU activity is presented below:

	Number of PRSUs	Weighted-average grant date fair value per share
Non-vested, January 1, 2021	—	$—
Granted during 2021	27,699,171	9.65
Non-vested at September 30, 2021	27,699,171	$9.65

Non-vested, January 1, 2022	27,818,524	$9.58
Granted during 2022	—	—
Vested	(13,264)	8.90
Forfeited	(265,306)	9.11
Non-vested at September 30, 2022	27,539,954	$9.58
As of September 30, 2022, there was $93.9 million of unrecognized share-based compensation expense related to PRSUs, which is expected to be recognized over a period of 3.96 years.

2020 Employee Stock Purchase Plan

On January 6, 2021, stockholders approved the ESPP. The ESPP provides a means by which eligible employees and/or eligible service providers of either the Company or designated related companies and affiliates may be given an opportunity to purchase shares of Class A common stock at a 15.0% discount from the fair market value of the common stock as determined on specific dates at specified intervals. Subject to adjustments provided in the ESPP that are discussed below, the maximum number of shares of common stock that may be purchased under the ESPP is 6,312,038 shares, and the maximum number of shares that may be purchased on any single purchase date by any one participant is 5,000 shares. As of September 30, 2022, 6,097,241 shares of Class A common stock were available for issuance under the ESPP.

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

The assumptions that the Company used in the Black-Scholes option-pricing model to determine the fair value of the purchase rights under the ESPP for the nine months ended September 30, 2022, were as follows:

Nine months ended September 30, 2022
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
13. Income Taxes
The consolidated effective tax rate of the Company for the three months ended September 30, 2022 and 2021, was (0.0%) and (0.0%), respectively. The consolidated effective tax rate of the Company for the nine months ended September 30, 2022 and 2021, was (0.0%) and (0.0%), respectively. The Company continues to be in a net operating loss and net deferred tax asset position. As a result, and in accordance with accounting standards, the Company recorded a valuation allowance to reduce the value of the net deferred tax assets to zero. The Company believes that as of September 30, 2022, it had no material uncertain tax positions. Interest and penalties related to unrecognized tax expense (benefits) are recognized in income tax expense, when applicable.
There were no material liabilities for interest and penalties accrued as of September 30, 2022, and December 31, 2021.
14. Net Loss per Share
Net Loss per Share
Basic and diluted net loss per share attributable to Class A common stockholders and Class B common stockholders (collectively, "Common Stockholders") was calculated as follows:

	Three Months Ended September 30,
	2022	2021
	(in thousands, except per share and share amounts)
Net loss	$(75,308)	$(34,527)
Net loss attributable to Common Stockholders	(75,308)	(34,527)
Basic and diluted weighted average number of common shares and common share equivalents outstanding	477,690,204	414,572,706
Net loss per share attributable to Common Stockholders—basic and diluted	$(0.16)	$(0.08)

	Nine Months Ended September 30,
	2022	2021
	(in thousands, except per share and share amounts)
Net loss	$(254,798)	$(400,555)
Net loss attributable to Common Stockholders	(254,798)	(400,555)
Basic and diluted weighted average number of common shares and common share equivalents outstanding	475,609,571	410,417,493
Net loss per share attributable to Common Stockholders—basic and diluted	$(0.54)	$(0.98)

Because the Company had a net loss during the three and nine months ended September 30, 2022 and 2021, the Company's potentially dilutive securities, which include stock options, RSUs, PRSUs, preferred stock, and warrants to purchase shares of common stock and preferred stock, have been excluded from the computation of diluted net loss per share, as the effect would be anti-dilutive. Therefore, during these periods, the diluted common shares outstanding equals the average common shares outstanding. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to Common Stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,
	2022	2021
Options to purchase common stock	27,373,475	33,477,833
RSUs	45,409,878	21,106,720
PRSUs	27,539,954	—
Total anti-dilutive shares excluded from computation of net loss per share	100,323,307	54,584,553

	Nine Months Ended September 30,
	2022	2021
Options to purchase common stock	27,373,475	33,477,833
RSUs	45,409,878	21,106,720
PRSUs	27,539,954	—
Total anti-dilutive shares excluded from computation of net loss per share	100,323,307	54,584,553
15. Commitments and Contingencies
Legal Actions
Various lawsuits against the Company may arise in the ordinary course of the Company's business. Contingent liabilities arising from ordinary course litigation, income taxes and other matters are not expected to be material in relation to the financial position of the Company. At September 30, 2022, and December 31, 2021, respectively, there were no material known contingent liabilities arising outside the normal course of business.
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

Parallel shareholder derivative actions have also been filed, naming Clover as a nominal defendant. The first action was filed in the United States District Court for the District of Delaware and is captioned Furman v. Garipalli, et al., Case No. 1:21-cv-00191 (D. Del.). The complaint asserts violations of sections 10(b) and 21D of the Exchange Act, breach of fiduciary duty, and waste of corporate assets against certain of the Company's directors. It seeks unspecified damages and an order requiring Clover to take certain actions to enhance Clover's corporate governance policies, and procedures. The second and third actions were filed in the United States District Court for the Middle District of Tennessee and are captioned Sun v. Garipalli, et al., Case No. 3:21-cv-00311 (M.D. Tenn.), and Luthra v. Garipalli, et al., Case No. 3:21-cv-00320 (M.D. Tenn.). The complaints assert violations of section 14(a) of the Exchange Act, breach of fiduciary duty, and aiding and abetting a breach of fiduciary duty. The Sun action also asserts unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and contribution under section 11(f) of the Securities Act, and sections 10(b) and 21D of the Exchange Act. The complaints name certain current and former officers and directors as defendants. They seek unspecified damages and an order requiring Clover to take certain actions to enhance Clover's corporate governance policies and procedures.

The fourth action was filed in the United States District of Delaware and is captioned Wiegand v. Garipalli, et al., Case No. 1:21-cv-01053 (D. Del.). The initial complaint asserted violations of sections 14(a) and 20(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, and waste of corporate assets. The complaint names certain current and former officers and directors as defendants. It seeks, among other things, unspecified damages and an order requiring Clover to take certain actions to improve Clover's corporate governance and internal procedures. The fifth action was filed in the Supreme Court of the State of New York and is captioned Sankaranarayanan v. Palihapitiya, et al., Index No. 655420/2021 (N.Y. Sup. Ct., N.Y. Cnty.). The complaint asserts breach of fiduciary duty and unjust enrichment. The complaint names certain former officers and directors as defendants. It seeks, among other things, unspecified damages and an order directing Clover to take certain actions to reform and improve its corporate governance and internal procedures.

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

On September 16, 2021, the two District of Delaware derivative actions were consolidated under In re Clover Health Investments, Corp. Derivative Litigation, Case No. 1:21-cv-00191-LPS (Consolidated). The Furman complaint was deemed the operative complaint. On April 19, 2022, the plaintiff in the Wiegand action filed an amended complaint, asserting violations of Sections 10(b), 20(a), and 21D of the Exchange Act, breach of fiduciary duty, waste of corporate assets, and unjust enrichment against certain current and former officers and directors. The amended complaint seeks, among other things, unspecified damages and an order requiring Clover to take certain actions to improve Clover's corporate governance and internal procedures.

On August 19, 2022, the two derivative actions filed in New York state court were consolidated under In re Clover Health Investments, Corp. Stockholder Derivative Litig., Index No. 655420/2021. On November 3, 2022, the plaintiffs in this action filed a consolidated complaint, asserting breach of fiduciary duty, and unjust enrichment, and naming certain former officers and directors as defendants. The complaint seeks, among other things, unspecified damages, restitution, the disgorgement of profits obtained by defendants, and an order directing Clover to take certain actions to reform and improve its corporate governance and internal procedures.

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
For additional information, see Note 2 (Summary of Significant Accounting Policies) and Note 22 (Direct Contracting) in the 2021 Form 10-K.

The tables below include the financial statement impacts of the performance guarantee:

	September 30, 2022	September 30, 2021
	(in thousands)
Non-Insurance performance year receivable	$585,901	$220,738
Non-Insurance performance year obligation (1)	655,849	244,599
(1) This obligation represents the consideration due to providers, net of the shared savings or loss for the period and amortization of the liability.

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
	(in thousands)
Amortization of the Non-Insurance performance year receivable	$(593,020)	$(1,757,702)
Amortization of the Non-Insurance performance year obligation	593,020	1,757,702

Non-Insurance revenue	585,311	1,757,579

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
	(in thousands)
Amortization of the Non-Insurance performance year receivable	$(223,309)	$(441,476)
Amortization of the Non-Insurance performance year obligation	223,309	441,476

Non-Insurance revenue	222,647	439,020

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
During the first quarter of 2022, the Company updated the names of its Medicare Advantage and Direct Contracting segments to the Insurance and Non-Insurance segments, respectively. The Company believes that this approach better reflects each segment's current role and contribution to its business. There has been no change to the existing composition of these segments, and previously reported consolidated and segment-level financial results of the Company were not impacted by these changes.
The table below summarizes the Company's results by operating segment:

	Insurance	Non-Insurance	Corporate/Other	Eliminations	Consolidated Total
Three Months Ended September 30, 2022	(in thousands)
Premiums earned, net (Net of ceded premiums of $116)	$267,892	$—	$—	$—	$267,892
Non-Insurance revenue	—	585,311	—	—	585,311
Other income	957	457	15,494	(13,294)	3,614
Intersegment revenues	—	—	29,954	(29,954)	—
Net medical claims incurred	231,211	609,650	1,980	(3,042)	839,799
Gross profit (loss)	$37,638	$(23,882)	$43,468	$(40,206)	$17,018

Total assets	$476,025	$715,672	$859,637	$(493,655)	$1,557,679

	Insurance	Non-Insurance	Corporate/Other	Eliminations	Consolidated Total
Nine Months Ended September 30, 2022	(in thousands)
Premiums earned, net (Net of ceded premiums of $354)	$814,566	$—	$—	$—	$814,566
Non-Insurance revenue	—	1,757,579	—	—	1,757,579
Other income	1,448	477	58,334	(54,508)	5,751
Intersegment revenues	—	—	76,119	(76,119)	—
Net medical claims incurred	746,612	1,815,771	7,155	(9,231)	2,560,307
Gross profit (loss)	$69,402	$(57,715)	$127,298	$(121,396)	$17,589

Total assets	$476,025	$715,672	$859,637	$(493,655)	$1,557,679

	Insurance	Non-Insurance	Corporate/Other	Eliminations	Consolidated Total
Three Months Ended September 30, 2021	(in thousands)
Premiums earned, (Net of ceded premiums of $120)	$203,657	$—	$—	$—	$203,657
Non-Insurance Revenue	—	222,647	—	—	222,647
Other income	80	—	24,967	(24,188)	859
Intersegment revenues	—	—	9,375	(9,375)	—
Net medical claims incurred	208,661	228,060	2,156	(2,552)	436,325
Gross (loss) profit	$(4,924)	$(5,413)	$32,186	$(31,011)	$(9,162)

Total assets	$347,535	$260,142	$887,089	$(542,288)	$952,478

	Insurance	Non-Insurance	Corporate/Other	Eliminations	Consolidated Total
Nine Months Ended September 30, 2021	(in thousands)
Premiums earned, (Net of ceded premiums of $370)	$598,390	$—	$—	$—	$598,390
Non-Insurance revenue	—	439,020	—	—	439,020
Other income	108	—	66,990	(64,548)	2,550
Intersegment revenues	—	—	33,130	(33,130)	—
Net medical claims incurred	640,624	469,972	5,146	(6,494)	1,109,248
Gross (loss) profit	$(42,126)	$(30,952)	$94,974	$(91,184)	$(69,288)

Total assets	$347,535	$260,142	$887,089	$(542,288)	$952,478
A reconciliation of the reportable segments' gross profit to the net loss included in the Condensed Consolidated Statements of Operations and Comprehensive Loss is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Gross profit (loss)	$17,018	$(9,162)	$17,589	$(69,288)

Salaries and benefits	70,142	73,364	209,724	201,555
General and administrative expenses	47,832	45,846	152,569	130,110
Premium deficiency reserve (benefit) expense	(27,657)	20,761	(82,971)	48,661
Depreciation and amortization	616	120	2,028	398
Other expense	—	—	—	191
Change in fair value of warrants payable	—	(115,152)	—	(66,146)
Interest expense	404	404	1,197	2,790
Amortization of notes and securities discounts	9	22	27	13,708
Loss (gain) on investment	980	—	(10,187)	—
Net loss	$(75,308)	$(34,527)	$(254,798)	$(400,555)

18. Dividend Restrictions
The Company's regulated insurance subsidiaries are subject to regulations and standards in their respective jurisdictions. These standards, among other things, require these subsidiaries to maintain specified levels of statutory capital and limit the timing and amount of dividends and other distributions that may be paid to their parent companies. Therefore, the Company's regulated insurance subsidiaries' ability to declare and pay dividends is limited by state regulations including obtaining prior approval by the New Jersey Department of Banking and Insurance. As of September 30, 2022, and December 31, 2021, neither of the regulated insurance subsidiaries had paid any dividends.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto for the three and nine months ended September 30, 2022, contained in this Quarterly Report on Form 10-Q (the "Form 10-Q") and the consolidated financial statements and notes thereto for the year ended December 31, 2021, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the "SEC") on February 28, 2022 (the "2021 Form 10-K"). This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of the 2021 Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. See "Cautionary Note Regarding Forward-Looking Statements" for additional information. Unless the context otherwise requires, references in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" to "we," "us," "our," "Clover," "Clover Health," and the "Company" mean the business and operations of Clover Health Investments, Corp. and its consolidated subsidiaries.
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

We operate Preferred Provider Organization ("PPO") and Health Maintenance Organization ("HMO") Medicare Advantage ("MA") plans for Medicare-eligible consumers. We aim to provide great, affordable healthcare for all. We offer most members in our MA plans (the "members") among the lowest average out-of-pocket costs for primary care provider co-pays, specialist co-pays, drug deductibles and drug costs in their markets. We deeply believe in providing our members provider choice, and we consider our PPO plan to be our flagship insurance plan. An important feature of our MA product is wide network access. We believe the use of Clover Assistant and related data insights allows us to improve clinical decision-making through a highly scalable asset-light approach. As of September 30, 2022, we operated our MA plans in nine states and 209 counties, with 88,136 members.
On April 1, 2021, our subsidiary, Clover Health Partners, LLC ("Health Partners"), began participating as a Direct Contracting Entity ("DCE") in the Global and Professional Direct Contracting Model ("DC Model") of the Centers for Medicare and Medicaid Services ("CMS"), which will transition to the Accountable Care Organization Realizing Equity, Access, and Community Health Model ("ACO Reach") in 2023. Our DCE assumes full risk (i.e., 100.0% shared savings and shared losses) for the total cost of care of aligned Original Medicare beneficiaries (the "Non-Insurance Beneficiaries" and, collectively with the members, "Lives under Clover Management" or the "beneficiaries"). Through our Direct Contracting operations, we focus on leveraging our technology platform, Clover Assistant, to enhance healthcare delivery, reduce expenditures, and improve care for our Non-Insurance Beneficiaries. As of September 30, 2022, we had approximately 1,555 contracted participating providers who manage primary care for our Non-Insurance Beneficiaries. Additionally, as of September 30, 2022, we had approximately 1,630 preferred providers and preferred facilities in our DCE network. In connection with the 2023 performance year, we plan to strategically reduce the number of ACO REACH participating physicians, which we expect will result in a shift in our beneficiary alignment. Our participation in the DC Model has enabled us to move beyond the MA market and target the Medicare fee-for-service ("FFS") market, which is the largest segment of Medicare. We believe that expanding into the FFS market is not only a strategic milestone for Clover but also demonstrates the scalability of Clover Assistant.

As of September 30, 2022, we were partnering with providers to care for 254,568 Lives under Clover Management, which included 88,136 Insurance members and 166,432 aligned Non-Insurance Beneficiaries.
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

We are continuing to monitor the ongoing financial impact of COVID-19 on our business and operations and are making adjustments accordingly. A large portion of our membership is elderly and generally in the high-risk category for COVID-19, and we have worked closely with our network of providers to ensure that members are receiving necessary care. During the first three quarters of 2022 and all of 2021, we incurred elevated costs as compared to prior to the outbreak of the pandemic in 2020 to care for those members who have contracted the virus, and indirect costs attributable to the COVID-19 pandemic were elevated as well, as deferral of services and increased costs related to conditions that were exacerbated by a lack of diagnoses and treatment in the earlier periods of the pandemic contributed to increased utilization. Additionally, CMS is currently increasing inpatient hospital fees by 20.0% for any patient diagnosed with COVID-19 regardless of whether that patient was admitted directly for COVID-19 or for a different condition or procedure. We will continue to monitor the pandemic's emerging treatment-related trends as well as the impact on our beneficiaries. Additionally, CMS risk adjustment requires that a member's health issues be documented annually regardless of the permanence of the underlying causes. Historically, this documentation was required to be completed during an in-person visit with a patient. As part of relief measures adopted pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), CMS is allowing documentation prepared during video visits with patients to serve as support for CMS risk adjustments. Due to fewer visits in 2020, the providers' ability to document health conditions accurately and formulate treatment plans was adversely impacted due to COVID-19. However, we experienced improvements in documentation in 2021 with increased utilization of health services, impacting our 2022 risk score. We believe that this increase in documentation has supported our provider partners with better diagnosis accuracy and improved care planning and that this will result in increased revenue and a reduced medical care ratio ("MCR").
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

Nine Months Ended September 30,	2022		2021
	Total	PMPM (1)	Total	PMPM (1)
	(Premium and expense amounts in thousands, except PMPM amounts)
Insurance members as of period end (#)	88,136	N/A	67,281	N/A
Premiums earned, gross	$814,920	$1,050	$598,760	$1,000
Premiums earned, net	814,566	1,049	598,390	999
Insurance medical claim expense incurred, gross	747,250	962	641,300	1,071
Insurance net medical claims incurred	746,612	962	640,624	1,069
Medical care ratio, gross (2)	91.7%	N/A	107.1%	N/A
Medical care ratio, net	91.7	N/A	107.1	N/A
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
We define new and returning members on a calendar year basis. Any member who is active on July 1 of a given year is considered a returning member in the following year. Any member who joins a Clover plan after July 1 in a given year is considered a new member for the entirety of the following calendar year. We view our number of members and associated PMPM premiums earned and medical claim expenses, in the aggregate and on a PMPM basis, as important metrics to assess our financial performance because member growth aligns with our mission, drives our total revenues, expands brand awareness, deepens our market penetration, creates additional opportunities to inform our data-driven insights to improve care and decrease medical claim expenses, and generates additional data to continue to improve the functioning of Clover Assistant. Among other things, the longer a member is enrolled in one of our Insurance plans, the more data we collect and synthesize and the more actionable insights we generate. We believe these data-driven insights lead to better care delivery as well as improved identification and documentation of members' chronic conditions, helping to lower PMPM medical claim expenses.
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

Nine months ended September 30, 2022	2022		2021
	Total	PBPM	Total	PBPM
	(Revenue and claims amounts in thousands, except PBPM amounts)
Non-Insurance Beneficiaries as of period end (#)	166,432	N/A	61,818	N/A
Non-Insurance revenue	$1,757,579	$1,148	$439,020	$1,175
Non-Insurance net medical claims incurred	1,815,771	1,186	469,972	1,258
Non-Insurance MCR (1)	103.3%	N/A	107.1%	N/A
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
Non-Insurance revenue.
Non-Insurance revenue represents CMS' total expense incurred for medical services provided on behalf of Non-Insurance Beneficiaries during months in which they were alignment eligible during the performance year. Non-Insurance revenue is calculated by taking the sum of the capitation payments made to us for services within the scope of our capitation arrangement and FFS payments made to providers directly from CMS. Non-Insurance revenue is also known in the DC Model as performance year expenditures and is the primary component used to calculate shared savings or shared loss versus the performance year benchmark. Non-Insurance revenue includes a direct reduction or increase of shared savings or loss, as applicable. Premiums and recoupments incurred in direct relation to the DC Model are recognized as a reduction or increase in Non-Insurance revenue, as applicable. We believe Non-Insurance revenue provides useful insight into the gross economic benefit generated by our business operations and allows us to evaluate our performance without regard to changes in our underlying reinsurance structure.

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
Results of Operations
Comparison of the Three Months Ended September 30, 2022 and 2021
The following table summarizes our condensed consolidated results of operations for the three months ended September 30, 2022 and 2021. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended September 30,		Change between 2022 and 2021
	2022	2021	($)	(%)
	(in thousands)
Revenues
Premiums earned, net (Net of ceded premiums of $116 and $120 for the three months ended September 30, 2022 and 2021, respectively)	$267,892	$203,657	$64,235	31.5%
Non-Insurance revenue	585,311	222,647	362,664	162.9
Other income	3,614	859	2,755	320.7
Total revenues	856,817	427,163	429,654	100.6
Operating expenses
Net medical claims incurred	839,799	436,325	403,474	92.5
Salaries and benefits	70,142	73,364	(3,222)	(4.4)
General and administrative expenses	47,832	45,846	1,986	4.3
Premium deficiency reserve (benefit) expense	(27,657)	20,761	(48,418)	233.2
Depreciation and amortization	616	120	496	413.3
Total operating expenses	930,732	576,416	354,316	61.5
Loss from operations	(73,915)	(149,253)	75,338	(50.5)

Change in fair value of warrants payable	—	(115,152)	115,152	*
Interest expense	404	404	—	—
Amortization of notes and securities discount	9	22	(13)	(59.1)
Loss on investment	980	—	980	*
Net loss	$(75,308)	$(34,527)	$(40,781)	118.1%
* Not presented because the current or prior period amount is zero or the amount for the line item changed from a gain to a loss (or vice versa) and thus yields a result that is not meaningful.
Premiums Earned, Net
Premiums earned, net increased $64.2 million, or 31.5%, to $267.9 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase was primarily due to a 31.0% increase in the number of our Insurance members, from 67,281 at September 30, 2021, to 88,136 at September 30, 2022. Risk adjustment revenue of $10.5 million was recognized during the three months ended September 30, 2022.

Non-Insurance Revenue
Our Non-Insurance revenue was $585.3 million for the three months ended September 30, 2022, up $362.7 million compared to $222.6 million for the three months ended September 30, 2021. This increase was largely driven by the increase in the number of our aligned Non-Insurance Beneficiaries from 61,818 at September 30, 2021, to 166,432 at September 30, 2022.
Other Income
Other income increased $2.8 million, or 320.7%, to $3.6 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase was largely due to a $2.7 million increase in net investment income.
Net Medical Claims Incurred
Net medical claims incurred increased $403.5 million, or 92.5%, to $839.8 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase was primarily driven by an increase in net medical claims attributable to our Non-Insurance Beneficiaries from $228.1 million for the three months ended September 30, 2021, to $609.7 million for three months ended September 30, 2022, which was driven by an increase in the number of our aligned Non-Insurance Beneficiaries from 61,818 at September 30, 2021, to 166,432 at September 30, 2022, and an increase of $22.6 million in net medical claims attributable to our Insurance members, which was primarily driven by an increase in Insurance members from 67,281 at September 30, 2021, to 88,136 at September 30, 2022.
Salaries and Benefits
Salaries and benefits decreased $3.2 million, or 4.4%, to $70.1 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The decrease was primarily driven by a $4.2 million decrease in stock-based compensation expense, partially offset by increased headcount and additional cash awards.
General and Administrative Expenses
General and administrative expenses increased $2.0 million, or 4.3%, to $47.8 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase was driven in part by a $1.3 million increase in public company costs and legal and other professional fees to support our growth, residual commissions, which are attributable to members retained by the Company from the previous plan year, which increased by $1.1 million, and an increase in supplemental administrative costs of $0.7 million. Additionally, for the three months ended September 30, 2022, we recognized $1.9 million of deferred acquisition costs related to the acquisition of new members, compared to $1.1 million for the three months ended September 30, 2021.These increases were partially offset by a $1.9 million decrease in software application costs.
Premium Deficiency Reserve (Benefit) Expense
A $27.7 million premium deficiency reserve benefit was recorded for the three months ended September 30, 2022, which includes amortization associated with a previously recorded reserve. A $20.8 million premium deficiency reserve expense was recorded for the three months ended September 30, 2021, which includes amortization associated with a previously recorded reserve and a reserve deemed necessary for the remainder of 2021.
Change in Fair Value of Warrants Payable
There was no change in fair value of warrants payable to report for the three months ended September 30, 2022, as there were no warrants outstanding. The change in fair value of warrants payable of $115.2 million for the three months ended September 30, 2021 was due to the mark-to-market adjustment of the public warrants (the "Public Warrants") and the private placement warrants (the "Private Placement Warrants") assumed by the Company in connection with its January 2021 business combination with an affiliate of Social Capital Hedosophia Holdings Corp. III (the "Business Combination"). For additional information, see Note 5 (Fair Value Measurements) and Note 13 (Warrants Payable) in our 2021 Form 10-K.
Interest Expense
There was no change in interest expense for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.
Amortization of Notes and Securities Discounts
Amortization of notes and securities discounts were less than $0.1 million in both the three months ended September 30, 2022 and the three months ended September 30, 2021 and remained relatively flat.

Loss on Investment
We recorded a loss on investment of $1.0 million for the three months ended September 30, 2022, on our minority equity investment in Character Biosciences, Inc. (f/k/a Clover Therapeutics Company) ("Character Biosciences"), attributable to our proportionate share of the loss on equity of that entity during the period. Prior to the first quarter of 2022, this entity was consolidated on the Company's financial statements, and therefore the Company did not recognize a loss or gain on investment in this entity for the three months ended September 30, 2021.

Comparison of the Nine Months Ended September 30, 2022 and 2021
The following table summarizes our condensed consolidated results of operations for the nine months ended September 30, 2022 and 2021. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Nine Months Ended September 30,		Change between 2022 and 2021
	2022	2021	($)	(%)
	(in thousands)
Revenues
Premiums earned, net (Net of ceded premiums of $354 and $370 for the nine months ended September 30, 2022 and 2021, respectively)	$814,566	$598,390	$216,176	36.1%
Non-Insurance revenue	1,757,579	439,020	1,318,559	300.3
Other income	5,751	2,550	3,201	125.5
Total revenues	2,577,896	1,039,960	1,537,936	147.9
Operating expenses
Net medical claims incurred	2,560,307	1,109,248	1,451,059	130.8
Salaries and benefits	209,724	201,555	8,169	4.1
General and administrative expenses	152,569	130,110	22,459	17.3
Premium deficiency reserve (benefit) expense	(82,971)	48,661	(131,632)	(270.5)
Depreciation and amortization	2,028	398	1,630	409.5
Other expense	—	191	(191)	*
Total operating expenses	2,841,657	1,490,163	1,351,494	90.7
Loss from operations	(263,761)	(450,203)	186,442	(41.4)

Change in fair value of warrants payable	—	(66,146)	66,146	*
Interest expense	1,197	2,790	(1,593)	(57.1)
Amortization of notes and securities discount	27	13,708	(13,681)	(99.8)
Gain on investment	(10,187)	—	(10,187)	*
Net loss	$(254,798)	$(400,555)	$145,757	(36.4)%
*    Not presented because the current or prior period amount is zero or the amount for the line item changed from a gain to a loss (or vice versa) and thus yields a result that is not meaningful.
Premiums Earned, Net
Premiums earned, net increased $216.2 million, or 36.1%, to $814.6 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase was primarily due to membership growth of 31.0% from 67,281 Insurance members at September 30, 2021, to 88,136 Insurance members at September 30, 2022. Risk adjustment revenue of $51.7 million was recognized during the nine months ended September 30, 2022.
Non-Insurance Revenue
Our Non-Insurance revenue was $1,757.6 million for the nine months ended September 30, 2022, compared to $439.0 million for the nine months ended September 30, 2021. The increase was primarily driven by an increase in the number of our aligned Non-Insurance Beneficiaries from 61,818 at September 30, 2021, to 166,432 at September 30, 2022, and the fact that our DCE did not begin participation in Direct Contracting until the second quarter of 2021.

Other Income
Other income increased $3.2 million, or 125.5%, to $5.8 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase was largely due to a $3.4 million increase in net investment income.
Net Medical Claims Incurred
Net medical claims incurred increased $1,451.1 million, or 130.8%, to $2,560.3 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase was primarily driven by an increase in net medical claims attributable to our Non-Insurance Beneficiaries from $470.0 million for the nine months ended September 30, 2021, to $1,815.8 million for the nine months ended September 30, 2022, which was driven by an increase in the number of our aligned Non-Insurance Beneficiaries from 61,818 at September 30, 2021, to 166,432 at September 30, 2022 and the fact that our DCE did not begin participation in Direct Contracting until the second quarter of 2021, and an increase of $106.0 million in net medical claims attributable to our Insurance members, which was primarily driven by an increase in Insurance members from 67,281 Insurance members at September 30, 2021, to 88,136 Insurance members at September 30, 2022.

Salaries and Benefits
Salaries and benefits increased $8.2 million, or 4.1%, to $209.7 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase was primarily driven by increased headcount and additional cash awards, partially offset by a $7.3 million decrease in stock-based compensation expense.
General and Administrative Expenses
General and administrative expenses increased $22.5 million, or 17.3%, to $152.6 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase was driven in part by increases in legal and other professional fees to support our growth and public company costs, including costs associated with obtaining and maintaining directors' and officers' liability insurance. Legal and professional fees increased $9.0 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. Residual commissions, which are attributable to members retained by the Company from the previous plan year, increased by $7.6 million. For the nine months ended September 30, 2022, we recognized $15.6 million of deferred acquisition costs related to the acquisition of new members, compared to $9.6 million for the nine months ended September 30, 2021.
Premium Deficiency Reserve (Benefit) Expense
A $83.0 million premium deficiency reserve benefit was recorded for the nine months ended September 30, 2022, which includes amortization associated with a previously recorded reserve. A $48.7 million premium deficiency reserve expense was recorded for the nine months ended September 30, 2021, which includes amortization associated with a previously recorded reserve and a reserve deemed necessary for the remainder of 2021.
Change in Fair Value of Warrants Payable
There was no change in fair value of warrants payable to report for the nine months ended September 30, 2022, as there were no warrants outstanding. There was a decrease of $66.1 million for the nine months ended September 30, 2021, due to the mark-to-market adjustment of the Public Warrants and Private Placement Warrants recognized for the nine months ended September 30, 2021. For additional information, see Note 5 (Fair Value Measurements) and Note 13 (Warrants Payable) in our 2021 Form 10-K.
Interest Expense
Interest expense decreased $1.6 million, or 57.1%, to $1.2 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily related to the voluntary prepayment and termination of the remaining principal and interest associated with our Term Loan Notes.
Amortization of Notes and Securities Discounts
Amortization of notes and securities discounts decreased by 99.8% primarily due to the completion of the Business Combination on January 7, 2021, whereby the unamortized discount associated with the August 2019 tranche of the Convertible Securities was accelerated, as well as the termination of our Term Loans during the nine months ended September 30, 2021.
Gain on Investment
In February 2022, Character Biosciences completed a private capital transaction in which it raised $17.9 million from the issuance of 16,210,602 shares of its preferred stock. After evaluating our ownership interest in Character Biosciences, we began applying the equity method of accounting during the nine months ended September 30, 2022, and recorded a gain on investment of $10.2 million, which is attributable to our proportionate share of the gain on equity of that entity during that period. Prior to the first quarter of 2022, this entity was consolidated on the Company's financial statements, and therefore the Company did not recognize a loss or gain on investment in this entity for the nine months ended September 30, 2021.
Liquidity and Capital Resources

We manage our liquidity and financial position in the context of our overall business strategy. We continually forecast and manage our cash, investments, working capital balances, and capital structure to meet the short-term and long-term obligations of our businesses while seeking to maintain liquidity and financial flexibility.

As of September 30, 2022, we had cash, cash equivalents, and short-term investments of $536.7 million. Additionally, as of September 30, 2022, we had $246.1 million of available-for-sale and held-to-maturity investment securities, and an outstanding balance of $23.2 million on convertible notes issued by Seek. Our cash equivalents, short-term investments, and investment securities consist primarily of money market funds and U.S. government debt securities.

Historically, we have financed our operations primarily from the proceeds we received through public and private sales of equity securities, funds received in connection with the Business Combination, issuances of convertible notes, premiums earned under our MA plans, borrowings under our term loan facility and, most recently, with our Non-Insurance revenues. We expect that our cash, cash equivalents, short-term investments, and our current projections of cash flows, taken together, will be sufficient to meet our projected operating and regulatory requirements for the next 12 months based on our current plans. Our future capital requirements will depend on many factors, including our needs to support our business growth, to respond to business opportunities, challenges or unforeseen circumstances, or for other reasons. We may be required to seek additional equity or debt financing to provide the capital required to maintain or expand our operations. Any future equity financing may be dilutive to our existing investors, and any future debt financing may include debt service requirements and financial and other restrictive covenants that may constrain our operations and growth strategies. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.

We operate as a holding company in a highly regulated industry. As such, we may receive dividends and administrative expense reimbursements from our subsidiaries, two of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated insurance subsidiaries. Cash, cash equivalents, and short-term investments at the parent company, Clover Health Investments, Corp., were $169.1 million and $350.9 million as of September 30, 2022, and December 31, 2021, respectively. This decrease at the parent company primarily reflects operating expenses and capital contributions made to our regulated insurance subsidiaries. Additionally, our parent company held $113.9 million and $79.3 million of available-for-sale and held-to-maturity investment securities as of September 30, 2022, and December 31, 2021. Our unregulated subsidiaries held $132.7 million and $52.2 million of cash, cash equivalents, and short-term investments as of September 30, 2022, and December 31, 2021, respectively. Our unregulated subsidiaries held no available-for-sale and held-to-maturity securities as of both September 30, 2022 and December 31, 2021. Our regulated insurance subsidiaries held $234.8 million and $190.7 million of cash, cash equivalents, and short-term investments as of September 30, 2022, and December 31, 2021, respectively. Additionally, our regulated insurance subsidiaries held $132.1 million and $118.0 million of available-for-sale and held-to-maturity investment securities as of September 30, 2022, and December 31, 2021, respectively. Our use of operating cash derived from our unregulated subsidiaries is generally not restricted by departments of insurance (or comparable state regulatory agencies). Our regulated insurance subsidiaries have not paid dividends to the parent, and applicable insurance laws restrict the ability of our regulated insurance subsidiary to declare and pay dividends to the parent. Insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amounts calculated under any applicable formula would be permitted. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our regulated insurance subsidiary may in the future adopt statutory provisions more restrictive than those currently in effect.
For a detailed discussion of our regulatory requirements, including aggregate statutory capital and surplus as well as dividends paid from the subsidiaries to the parent, please refer to Notes 24, 25, and 26 in our 2021 Form 10-K.

Cash Flows
The following table summarizes our condensed consolidated cash flows for the nine months ended September 30, 2022 and 2021.

Nine Months Ended September 30,	2022	2021
	(in thousands)
Cash Flows Data:
Net cash provided by (used in) operating activities	$5,442	$(202,150)
Net cash provided by (used in) investing activities	82,477	(328,956)
Net cash (used in) provided by financing activities	(5,018)	641,022
Increase in cash and cash equivalents	$82,901	$109,916

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
For the nine months ended September 30, 2022, net cash provided by operating activities was $5.4 million, which reflects a net loss of $254.8 million Non-cash activities included a $125.2 million charge to stock-based compensation expense, $83.0 million of amortization of the 2022 premium deficiency reserve, and a $10.2 million gain on investment related to the change in the equity structure of Character Biosciences. Payments due to CMS related to our Non-Insurance operations increased by $109.4 million. A prepayment of $96.4 million was received during the period from CMS for October 2022. Change in our working capital included an increase in unpaid claims of $1.0 million.
For the nine months ended September 30, 2021, net cash used in operating activities was $202.2 million, which reflects a net loss of $400.6 million. Non-cash activities included a $66.1 million gain as a result of the change in fair value of warrants payable and a $132.5 million charge to stock-based compensation expense. Changes to our working capital included a $48.7 million charge to our premium deficiency reserve and an increase of $13.2 million in surety bonds and deposits related to Direct Contracting.
Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2022, of $82.5 million was primarily due to $360.2 million provided from the sale and maturity of investment securities, offset by $276.8 million used to purchase investments.
Net cash used in investing activities for the nine months ended September 30, 2021, of $329.0 million was primarily due to $705.6 million used to purchase investment securities, partially offset by $377.1 million provided from the sale and maturity of investment securities.
For additional information regarding our investing activities, please refer to Note 3 (Investment Securities) to our condensed consolidated financial statements included in this Form 10-Q.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2022, of $5.0 million was primarily the result of the acquisition of $6.3 million in treasury stock.
Net cash provided by financing activities for the nine months ended September 30, 2021, of $641.0 million was primarily the result of $666.2 million in proceeds from the reverse capitalization in connection with the Business Combination, net of transaction costs, and $5.5 million in proceeds from the issuance of common stock, partially offset by $30.9 million in principal payments on our outstanding Term Loan Notes.

Financing Arrangements
There have been no material changes to our financing arrangements as of September 30, 2022, as compared to those disclosed in our 2021 Form 10-K.
Contractual Obligations and Commitments
We believe that funds from future operating cash flows, cash, and investments will be sufficient for future operations and commitments, and for capital acquisitions and other strategic transactions, over at least the next 12 months.

Material cash requirements from known contractual obligations and commitments as of September 30, 2022 include: (1) the recognition of a performance guarantee of $655.8 million in connection with the Company's participation in the DC Model, (2) operating lease obligations of $6.3 million, and (3) the outstanding principal balance related to the convertible note entered into by Seek, our indirect wholly-owned subsidiary, on September 25, 2020, for an aggregate principal amount of $20.0 million. These commitments are associated with contracts that were enforceable and legally binding as of September 30, 2022, and that specified all significant terms, including fixed or minimum serves to be used, fixed, minimum, or variable price provisions, and the approximate timing of the actions under the contracts. There were no other material cash requirements from known contractual obligations and commitments. For additional information regarding our remaining estimated contractual obligations and commitments, see Note 8 (Notes and Securities Payable), Note 15 (Commitments and Contingencies), and Note 16 (Non-Insurance) to Financial Statements in this report, and Note 16 (Leases) in the 2021 Form 10-K.
Indemnification Agreements
In the ordinary course of business, we enter into agreements, with various parties (providers, vendors, consultants, etc.), of varying scope and terms pursuant to which we may agree to defend, indemnify, and hold harmless the other parties from any claim, demand, loss, lawsuit, settlement, judgment, fine, or other liability, and all related expenses which may accrue there from (including reasonable attorney's fees), arising from or in connection with third party claims, including, but not limited to, negligence, recklessness, willful misconduct, fraud, or otherwise wrongful act or omission with respect to our obligations under the applicable Agreement.
Off-balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.
Critical Accounting Policies and Estimate
We believe that the accounting policies and estimates involve a significant degree of judgment and complexity. There have been no significant changes in our critical accounting policies and estimates during the three months ended September 30, 2022, as compared to the critical accounting policies and estimates disclosed in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 2021 Form 10-K.
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
We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. Our investment policy is focused on preservation of capital, liquidity and earning a modest yield. Substantially all of our investment portfolio is invested in U.S. Treasury fixed maturity securities. As of September 30, 2022, none of our fixed maturity securities portfolio was unrated or rated below investment grade.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our "Certifying Officers"), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.
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
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of the 2021 Form 10-K. In the course of conducting our business operations, we are exposed to a variety of risks, any of which have affected or could materially adversely affect our business, financial condition, and results of operations. The market price of our Class A common stock could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occurs. Any factor described in this report or in any of our other SEC filings could by itself, or together with other factors, adversely affect our financial results and condition. For a discussion of risk factors that could adversely affect our financial results and condition, and the value of, and return on, an investment in the Company, please see the "Risk Factors" section in the 2021 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits and Financial Statement Schedules
A list of exhibits to this Form 10-Q is set forth below:

Exhibit No.	Description
10.1*	Employment Agreement, dated as of August 8, 2022, between the Registrant and Andrew Toy
10.2*	Non-Employee Director Compensation Policy
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_____________
* Filed herewith.
† Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLOVER HEALTH INVESTMENTS, CORP.

Date: November 7, 2022	By:	/s/ Vivek Garipalli
Vivek Garipalli
Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2022	By:	/s/ Scott J. Leffler
Scott J. Leffler
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)