Form 10-K
period 2022-12-31
CLOVER HEALTH INVESTMENTS, CORP. /DE
filed 2023-03-01
CIK 1801170

fl2w

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-K
________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At June 30, 2022 the aggregate market value of common stock held by non-affiliates was approximately $839,182,523, based on a closing price of $2.14.
At February 20, 2023, the registrant had 392,824,475 shares of Class A Common Stock, $0.0001 par value per share, and 86,722,389 shares of Class B Common Stock, $0.0001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for use in connection with its 2023 annual meeting of stockholders will be filed with the U.S. Securities and Exchange Commission within 120 days after the close of registrant's fiscal year and are incorporated by reference into Part III hereof.

As used in this report, "Company," "Clover," "Clover Health," "we," "us," "our," "our company," and similar terms refer to Clover Health Investments, Corp. and its consolidated subsidiaries, unless otherwise noted or the context otherwise requires.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements contained in this document other than statements of historical fact, including statements regarding our future results of operations, financial position, market size and opportunity, our business strategy and plans, the factors affecting our performance and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "could," "should," "would," "can," "expect," "project," "outlook," "forecast," "objective," "plan," "potential," "seek," "grow," "target," "if," and the negative or plural of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Item 1A, "Risk Factors" of this Form 10-K . Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Form 10-K may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements contained in this document involve a number of judgments, risks and uncertainties, including, without limitation, risks related to:

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
•any current, pending, or future legislation, regulations, or policies that could have a negative effect on our revenues and businesses, including rules, regulations, and policies relating to healthcare and Medicare;
•our ability to maintain or improve our Star Ratings or otherwise continue to improve the financial performance of our business;
•our ability to maintain, protect, and enhance our intellectual property;
•general economic conditions and uncertainty, including the societal and economic impact of the COVID-19 pandemic and its variants and inflation; and
•geopolitical uncertainty and instability

We caution you that the foregoing list of judgments, risks, and uncertainties that may cause actual results to differ materially from those in the forward-looking statements may not be complete. You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur or may be materially different from what we expect. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by law, we undertake no obligation to update any of these forward-looking statements after the date of this Form 10-K or to conform these statements to actual results or revised expectations.

This Form 10-K contains estimates, projections, and other information concerning our industry, our business, and the markets for our products. We obtained the industry, market, and similar data set forth in this Form 10-K from our own internal estimates and research and from industry research, publications, surveys, and studies conducted by third parties, including governmental agencies, and such information is inherently subject to uncertainties. Actual events or circumstances may differ materially from events and circumstances that are assumed in this information. You are cautioned not to give undue weight to any such information, projections, or estimates.

As a result of a number of known and unknown risks and uncertainties, including without limitation, the important factors described in the "Risk Factors" section in this Form 10-K, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements.

Risk Factor Summary
Our business is subject to numerous risks and uncertainties, including those risks highlighted in the section titled "Risk Factors," that represent challenges that we face in connection with our business. The occurrence of one or more of the events or circumstances described in the section titled "Risk Factors," alone or in combination with other events or circumstances, may have an adverse effect on our business, financial condition, results of operations, and prospects. These risks include, among others, the following, which we consider to be our most material risks:
•We have incurred net losses in the past, and we may not be able to achieve or maintain profitability.
•We have relatively limited experience with Clover Assistant, and initial results may not be indicative of future performance.
•Our Non-Insurance business and continued participation in the Medicare fee-for-service market presents unique risks to our business.
•Our future performance depends in part on increasing the lifetime value of enrollments, which are realized over several years, and utilizing our clinical care capabilities to improve the quality of care for our beneficiaries. And any failure to do so could negatively affect our financial condition and results of operations, including our ability to achieve or increase profitability.
•If adoption and use of Clover Assistant is lower than we expect, our growth may slow or stall. We may experience a decline in our Lives under Clover Management, and our results of operations could be adversely affected.

•If we fail to estimate, price for and manage medical expenses in an effective manner, the profitability of our Insurance and Non-Insurance businesses could decline, which could materially and adversely affect our results of operations, financial condition, and cash flows.
•Centers for Medicare & Medicaid Services' risk adjustment payment system makes our revenue and profitability difficult to predict and could result in material retroactive adjustments to our results of operations.

•We may require additional capital to support business growth, and this capital might not be available on acceptable terms, or at all.
•We are subject to risks and uncertainties related to the global COVID-19 pandemic and other public health emergencies, which could have a material adverse effect on our business, results of operations, financial condition, and financial performance.
•If we are unable to succeed in expanding our Lives under Clover Management, or if our future growth is limited, our business, financial condition, and results of operations would be harmed.
•Our members and Non-Insurance Beneficiaries remain concentrated in certain geographic areas and populations, which exposes us to unfavorable changes in local benefit costs, reimbursement rates, competition, and economic conditions.
•Our new markets, particularly rural markets, may not be as profitable to serve as our existing markets.
•Our results of operations may be adversely affected if we are unable to grow our provider networks or contract with providers, medical facilities, and other entities on competitive terms.
•We may be unable to effectively manage our growth, which could have a material adverse effect on our business, financial condition, and results of operations.
•Our international operations pose certain risks to our business that may be different from risks associated with our domestic operations.
•We are currently, and may in the future be, subject to investigations and litigation, which could be costly and time-consuming to defend. The outcomes of these matters cannot be predicted.
•We derive substantially all of our Total revenues from Medicare Advantage premiums and Non-insurance revenue and expect to continue to derive a substantial portion of our Total revenues in the future from these lines of business. Changes or developments in Medicare or the health insurance system and laws and regulations governing the health insurance markets in the United States could materially adversely affect our business, results of operations, financial condition, and prospects.
•Failure to protect or enforce our intellectual property rights could impair our ability to protect our internally-developed technology and our brand, and our business may be adversely affected.
•Our failure to obtain or maintain the right to use certain of our intellectual property could negatively affect our business.

•The market prices and trading volume of our shares of Class A common stock have experienced periods of extreme volatility and steep declines. Volatility could return and price declines could continue going forward in ways that may be unrelated, or disproportionate, to our operating performance.
•If our Class A common stock price declines from current levels, our Class A common stock may be subject to delisting from NASDAQ.
•Sales of substantial amounts of our securities in the public markets, or the perception that they might occur, could cause the market price of our Class A common stock to decline.
•The dual class structure of our common stock has the effect of concentrating voting power with certain stockholders, including our directors and executive officers and their respective affiliates, who held in the aggregate 66.5% of the voting power of our capital stock at December 31, 2022. This ownership will limit or preclude the ability of our other stockholders to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
•Certain provisions in our corporate charter documents and under Delaware law may prevent or hinder attempts by our stockholders to change our management or to acquire a controlling interest in us. The trading price of our Class A common stock may be lower as a result.

Part I
Item 1. Business.

General

At Clover Health, our vision is to empower Medicare physicians to identify and manage chronic diseases early. Our strategy is to improve the care of our Medicare beneficiaries, develop wide physician networks, and provide technology to help empower physicians. Our proprietary software platform, Clover Assistant, helps us execute this strategy by enabling physicians to detect, identify, and manage chronic diseases earlier than they otherwise could. This technology is a cloud-based software platform that provides physicians with access to data-driven and personalized insights for the patients they treat. This software is used in both our Insurance segment and our Non-Insurance segments.

In our Insurance segment, we leverage Clover Assistant to provide America's Medicare-eligible seniors with Preferred Provider Organization ("PPO") and Health Maintenance Organization ("HMO") plans. We aim to provide affordable, high-quality healthcare and we offer most of our members (referred to as "members") in our Medicare Advantage ("MA") plans among the lowest average out-of-pocket costs for primary care provider ("PCP") and specialist co-pays, as well as competitive drug deductibles and drug costs, in their respective markets and plan types. We strongly believe in providing our members with provider choice and we consider our PPO plan to be our flagship insurance product. An important feature of our MA product is its wide physician network. We often offer the same cost-sharing (co-pays and deductibles) for visits with primary care providers who are in-network and out-of-network. We manage care on our wide network by empowering providers with data-driven, personalized insights for their patients (our members) through the use of Clover Assistant. We believe this enables providers to make improved clinical decisions. We reach a broad array of consumers, including traditionally underserved markets. At January 1, 2023, we operated our MA plans in eight states and 220 counties.

In 2021, we expanded into our Non-Insurance segment when we made Clover Assistant available in Medicare fee-for-service through the Global and Professional Direct Contracting Model ("DC Model") of the Centers for Medicare & Medicaid Services ("CMS"). CMS redesigned the DC Model and renamed it the Accountable Care Organization ("ACO") Realizing Equity, Access, and Community Health ("REACH") ("ACO REACH Model" or "ACO REACH") Model effective January 1, 2023. Through our Direct Contracting Entity ("DCE") under the DC Model, which launched on April 1, 2021, we enabled providers to use Clover Assistant when they are treating patients who are enrolled in Original Medicare, which is the largest segment of Medicare subscribers. The majority of Original Medicare beneficiaries aligned to our DCE (the "DCE Beneficiaries" and, together with our members, the "beneficiaries" or "Lives under Clover Management"), were aligned to our DCE when CMS' attribution model attributes them to a provider with whom Clover contracted as a "DC Participant" provider. Expanding into Original Medicare was a strategic milestone for Clover and it demonstrated the scalability of Clover Assistant into our Non-Insurance segment. We believe our technology-centric strategy enables us to quickly and cost effectively deploy software to providers nationwide, including in historically underserved markets. At December 31, 2022, we had approximately 1,560 contracted participant providers who manage primary care for our Non-Insurance Beneficiaries in 21 states. Additionally, at December 31, 2022, we had approximately 1,675 preferred providers and preferred facilities in our DCE network. In connection with the 2023 performance year, we strategically reduced the number of ACO REACH participant physicians, which resulted in a shift in our beneficiary alignment. At the beginning of January 2023, we had approximately 605 contracted participant providers who manage primary care for our Non-Insurance Beneficiaries in 13 states. Additionally, at the beginning of January 2023, we had approximately 1,540 preferred providers and preferred facilities in our ACO REACH network. Effective January 1, 2023, after the redesign of the DC Model to the ACO REACH Model, DCE is now known as the ACO. We believe that offering providers multiple options within CMS' "Pathways to Success" will help us be more accessible to practices. Beyond ACO REACH, we are exploring other additional plans such as MSSP-A ("Medicare Shared Savings Program BASIC level A") and Medicare Shared Savings Plan ENHANCED ("MSSP Enhanced"), which would diversify the portfolio, allow for potential growth in lives under management, and provide an opportunity for better balancing the overall risk profile of the business.

Provider use of Clover Assistant enables data-driven decision-making for our beneficiaries and drives rapid software iteration: the more that providers use Clover Assistant, the more it learns and furthers the precision of personalized data-driven recommendations. We combine our beneficiary data with provider-generated data and use this powerful closed feedback loop to continuously fine-tune our clinical rules and machine learning models, as well as to select and prioritize future software capabilities. We believe the use and continuous improvement of Clover Assistant has resulted in not only improved clinical decision-making but also enhanced MA plan performance. The platform facilitates identifying and engaging with our most at-risk members for our clinical programs. These programs are designed to provide additional targeted care support and to further drive better plan performance. We believe that this framework, through our participation in the ACO REACH Model, will allow us to bring improvements to care and costs across a larger patient population, especially as it empowers our contracted providers to drive improved clinical outcomes.

We complement our contracted healthcare providers and their patients with our in-home primary care program, Clover Home Care. This program covers the most medically complex patients, often with advanced comorbidities. We believe Clover Assistant makes home care for high-risk individuals more scalable than fixed-site-based care. It permits technology deployment to enhance care and outcomes directly where patients live because our value proposition is centered around software. Clover Home Care seeks to preserve the PCP-to-patient relationship through collaboration, which aims to improve health outcomes and reduce medical expenses.

We have made it a priority to work with Medicare beneficiaries in underserved markets. This includes Medicare Advantage members who self-report their race or ethnicity and identify as people of color, members diagnosed with at least two chronic diseases, and members living in communities that fall within the top five deciles of what the government defines as areas of socioeconomic deprivation. We are heavily invested in helping provide care for those who are most in need.

Clover Health was incorporated on October 18, 2019, as a special purpose acquisition company and a Cayman Islands exempted company under the name Social Capital Hedosophia Holdings Corp. III ("SCH"). On April 24, 2020, SCH completed its initial public offering. On January 7, 2021, SCH consummated a business combination with Clover Health Investments, Corp. and changed its name to Clover Health Investments, Corp. Our principal executive offices are located at 3401 Mallory Lane, Suite 210, Franklin, Tennessee 37067. Our telephone number is (201) 432-2133. Our website address is www.cloverhealth.com. The content contained on or accessible from any website referred to in this Form 10-K is not part of this Form 10-K and is not incorporated by reference in this Form 10-K.

Our Opportunity

We believe we have an opportunity to fundamentally change healthcare by providing easy access to care from providers across the country. By leveraging our Clover Assistant platform, we believe we can raise the level of care provided by every provider and scale in ways that traditional managed care plans and risk-bearing provider groups cannot. We principally scale our model of care by deploying physician-enablement software to providers. We do this primarily by entering into contracts with our providers in which they agree to use Clover Assistant in connection with their primary care office visits in exchange for a flat fee. Our platform, which enables differentiated patient care, supports our expansion into virtually any market, including traditionally underserved markets that are generally not viable for others because those markets often lack providers willing or able to assume financial risk for the costs of patient care.

Medicare is the focal point of our opportunity. Approximately 65 million people were enrolled in Medicare in 2022. That number is expected to rise, equating to over $1.5 trillion in total expenditures by 2030. Within Medicare, the MA market made up approximately $361 billion of annual spend in 2021 and is expected to grow to approximately $877 billion by 2030. Original Medicare is expected to grow from $416 billion to $659 billion over the same period.

At January 1, 2023, in our Insurance segment we operated MA plans in eight states and 220 counties. Under the DC Model, which launched in April 2021 (and, as of January 1, 2023, was renamed the ACO REACH Model), we have had an opportunity in our Non-Insurance segment to engage in the "Original Medicare" fee-for-service market, in which Medicare beneficiaries enroll in Medicare directly with the federal government. This will enable us to develop relationships with new and existing providers in any geography by giving them the opportunity to use Clover Assistant with their Original Medicare patients. This allows them to benefit from higher compensation than that available under Original Medicare. As part of the program, Clover contracts directly with providers to use Clover Assistant to help manage their Original Medicare patients. An Original Medicare patient becomes aligned to our ACO (formerly referred to as the DCE) when CMS' attribution model attributes them, based on claims data or a patient's designation, to a provider with whom Clover has contracted as a "Participant Provider". We also contract with "Preferred Providers," which include specialists and ancillary facilities that agree to participate in the ACO REACH Model with Clover's ACO. In each of these scenarios, while Clover participates in the providers' risk arrangements, we do not act as an insurer. Under our global risk arrangement, total medical costs borne by CMS for these aligned beneficiaries are calculated and compared to a risk-adjusted benchmark rate that is established by CMS. Our ACO will receive any savings, or bear any losses, generated, subject to several risk mitigation mechanisms. We believe this program represents a significant economic and market opportunity for us to deploy our platform across a national footprint, including in markets where we do not have a presence in MA.

Our Technology Platform: Clover Assistant

Clover Assistant is a purpose-built technology platform that empowers providers to deliver data-driven, personalized care to help physicians detect, identify, and manage diseases earlier and better than they otherwise could. This physician-enablement platform is designed to synthesize comprehensive, longitudinal sets of data to generate provider-focused machine learning, artificial intelligence, and rules-based insights, and drive action by surfacing the most relevant, personalized information about each patient to his or her provider. Through this democratization of data access for providers, we seek to reduce the variability in clinical decision-making, drive improved adherence to evidence-based protocols, and help providers deliver better care.

We believe the key features that differentiate our Clover Assistant technology platform from other platforms include the following:

Enables data-driven, personalized and actionable insights

Clover Assistant aggregates and structures millions of data points per day, derived from a variety of data sets, such as claims data, medical charts, medication data, diagnostic data, and data generated from electronic health records ("EHR"), across dozens of typically siloed and inconsistently formatted data feeds. It connects this data with up-to-date, evidence-based protocols and patient-specific plan information to generate data-driven, personalized, and actionable insights available to providers for use in their treatment and management of patient care.

Engages providers

Since launching our platform in July 2018, we have driven provider adoption of the Clover Assistant platform through its user-centric design, highly actionable and real-time clinical content, enhanced Clover Assistant payments and simple onboarding. Our platform provides actionable clinical content through an intuitive interface that easily integrates into the providers' workflow.

Offers integration into provider workflows via EHRs

We have made significant investments into extending our proprietary technology platform, enabling Clover Assistant functionality to be embedded quickly and seamlessly into major EHR systems, including Epic, Cerner, Athena, and others. This further improves physician workflows and reduces duplicative actions by providers and administrators. We aim to make Clover Assistant available to physicians in ways that best suit them and their practices. To date, dozens of practices have opted to use Clover Assistant in this manner, with adoption continuing to grow.

Delivers differentiated plan performance

The Clover Assistant platform is designed to enable our mission-aligned business model to drive the empowerment of providers and improve care for beneficiaries while contributing to improved margins for our MA plans and ACO. As a result of our provider-focused, data-driven platform, providers who have been using Clover Assistant and are treating returning members, on average, have had lower medical care ratios ("MCRs") than providers who have not used Clover Assistant and are treating returning members.

Enables rapid software iteration via our closed feedback loop

Our platform is highly dynamic and continues to improve as we capture more data. As an MA plan and ACO that builds our own internally-developed physician-enablement software, we believe we are differentiated in our ability to continuously build upon our broad sets of rich data, resulting in a rapid learn-iterate-deploy software improvement cycle. We capture real-time data via live provider use and feedback through Clover Assistant. This bi-directional data sharing creates a closed feedback loop, allowing us to continuously measure the results of our platform's recommendations in real-time and improve our platform.

Delivers differentiated clinical care capabilities

We work hard to drive better care for our Lives under Clover Management. To accomplish this goal, we aim to establish with Clover Assistant a comprehensive understanding of each patient, their conditions and needs as well as how those factors change over time, so that we can provide support to their providers as they determine when appropriate interventions should be delivered. We monitor a range of data sources over time and capitalize on emerging interoperability data standards to create a comprehensive view of each patient's disease trajectory. Taking this holistic approach helps us to improve personalized chronic disease management and care coordination.

The following features of our clinical care capabilities provide significant value to providers and our beneficiaries:

Providers are provided with data-driven and actionable insights for each patient

For a given patient, a provider utilizing Clover Assistant may experience any of the following:

•Synthesized sets of collated, actionable data. Providers often do not have access to comprehensive information about their patients' interactions, such as a recent hospital admission or specialist-prescribed medication, across the healthcare ecosystem. Clover Assistant is designed to eliminate this inefficiency by surfacing relevant and important data from sources across the healthcare ecosystem for providers to review in connection with their care of their patients.
•Quality gap closure. Clover Assistant identifies opportunities for improvement in clinical quality gaps, including those prioritized by CMS' Star Ratings Program (plan performance measures that drive bonus payments for plan providers), such as prescription drug adherence, regular cancer screenings and the annual flu shot. By addressing these quality gaps with evidence-based guidelines, we expect to reduce costs and improve care over the long term.
•Disease burden identification. Clover Assistant reveals potential gaps in a provider's understanding of a patient's disease burden. By surfacing potential conditions that may be asymptomatic or otherwise unaddressed, providers can proactively treat conditions and drive better care for their patients.

The combination of these features enables providers to deliver a better patient experience for our beneficiaries, as providers are able to more effectively identify clinical opportunities to treat patients using data-driven, personalized insights.

Of critical importance, when providing actionable advice, Clover Assistant shares with the providers the specific reasons why a recommendation is being made so that the provider can ultimately exercise his or her own judgment in deciding whether to accept or reject a care recommendation. This may include evidence such as specific lab results, records from prior encounters, and links to other clinical resources.

This closed feedback loop continuously improves our clinical recommendation engine and understanding of individual patient needs.

Our clinical programs run on Clover Assistant

In addition to supporting providers throughout our open network and our ACOs participant providers, we operate clinical programs, either through our own employed clinicians or through vendors, that are designed to provide improved supportive care for the most chronically-ill, frail, and costly patients. Below is a snapshot of several clinical programs we offer:

•Clover Home Care. Home-based care management for our most complex patients.
•Supportive Care. Advanced care planning support and palliative care for patients with limited life expectancy.
•Readmission Prevention Program. Care transition support for patients recently discharged from a hospital or post-acute care.
•Behavioral Health Program. Comprehensive care coordination for patients with behavioral health and social services needs.

Clover Assistant supports coordination of our high risk-members' care through our clinical programs, from identification of members who would benefit from such programs, through engagement to clinical care.

Our Strategy

Utilizing Clover Assistant to raise the standard of care of providers, we are able to target a broad spectrum of markets, including traditionally underserved markets that are generally not viable for others because those markets often lack large, integrated providers, commonly relied on by MA insurers, that are willing to assume the financial responsibility for patient care. Underpinned by our software, our strategy varies by type of model, MA or the Non-Insurance Model:

In our Insurance segment, where we serve as an insurer, our strategy centers on the following three steps:

•Step one: Select markets to deploy our innovative model. We seek opportunities to create differentiated and enhanced plans for consumers virtually anywhere in the United States, including traditionally underserved markets.

•Step two: Broadly disseminate Clover Assistant. We contract with a wide array of primary care decision-makers and deploy Clover Assistant wherever possible to empower providers to deliver data-driven, personalized care. Our contracts also have a simple payment model, with one enhanced rate for primary care visits using Clover Assistant, relieving providers of significant administrative tasks. Our model expands our reach to providers beyond simply those large providers or other groups willing and able to structure complex risk-sharing arrangements. In addition, our plans with open network designs make it easier for our members to see providers outside our network, which can generate new leads for us to deploy Clover Assistant with an increasing pool of providers.

•Step three: Powered by Clover Assistant's strong unit economics, deploy best-in-class plans. The use of Clover Assistant is designed to drive the economic success of our plans, which allows us to return these strong economics back to our members in the form of enhanced benefits, lower out-of-pocket costs and freedom of choice. Our affordability is underpinned by our plans' low average total out-of-pocket costs for PCP and specialist co-pays, drug deductibles, and drug costs. The substantial majority of our members enjoy freedom of choice, which manifests in our expansive and open network with the same cost-sharing for members who see primary care providers in- and out-of-network. Our open network design is particularly attractive compared to our competitors' usual narrow networks.

For our Non-Insurance Segment, where we are not an insurer, our strategy centers on the following four steps:

•Step one: Market a variety of Medicare fee-for-service value-based plans to providers nationwide. Select and contract with providers who we believe are best aligned to our own strategy and capabilities for delivering the best in value-based care to join our current and future ACOs. For many models, providers who are contracted to our ACOs receive enhanced reimbursement for visits through Clover Assistant. We offer options for providers to accept no downside risk or a small amount of risk coupled with the opportunity for a higher share of realized savings. A number of our existing Clover Assistant MA providers have contracted with our ACO REACH as well since the launch of the DC Model; however, our broader strategy is to contract with providers in geographies across the nation. Through ACO REACH and potential other Medicare Shared Service Programs ("MSSPs"), we are able to market our current and future ACOs to providers anywhere in the United States, year-round. We believe this will allow us to deploy Clover Assistant to many more providers by allowing us to develop initial entry points in new markets.

•Step two: Help providers to join the Medicare fee-for-service track that is the right fit, to take the first, or next, step on their journey to value-based care. As we onboard new providers, CMS will annually claims-align new beneficiaries to our ACOs, expanding our Lives under Clover Management. .

•Step three: Deploy Clover Assistant with its targeted care management tools to drive savings and improved outcomes. We believe our experience in deploying Clover Assistant across open networks in MA, coupled with our learnings from the first two years under the DC Model, provides us with the expertise to manage beneficiaries going forward within ACO REACH and future ACOs. We believe Clover Assistant can drive similar clinical and financial value in ACOs as it has in MA, allowing us to share in the savings driven by the value we bring to CMS.

•Step four: Drive thoughtful, organic growth for our programs as providers look to move to ACO models with increasing opportunities for shared savings. We believe that our Clover Assistant-centered ACO strategy allows us to scale more rapidly than other ACO participants who are dependent on scaling through a combination of more resource-intensive services and approaches.

Our Strengths

We believe our mission-aligned business model, powered by Clover Assistant, enables us to deliver significant value to the entire healthcare ecosystem.

Clover is the plan for consumers

We believe that an approach focused on consumer healthcare choice, enhanced provider trust, and competitive pricing results in distinct value to our members and makes great healthcare available to everyone.

•Provider of choice. We value the health decisions our members make and believe that consumer-driven provider choice increases trust and member satisfaction. Our differentiated, open network philosophy offers considerable consumer choice: discretion to choose any new Medicare provider willing to see them, or keep an existing provider. The substantial majority of our members are enrolled in our open network plans, meaning that our members need not worry about verifying whether their Medicare provider is in or out of our network, as they pay the same amount in either case.

•Clover Assistant is the ultimate assistant. Clover Assistant, being focused on physician enablement, enhances the provider's ability to coordinate care for each of our beneficiaries. We believe our beneficiaries can have confidence that, when using Clover Assistant, their provider has ready access to their medical histories and personalized, data-driven clinical care recommendations.

•High value plans. We strive to ensure that consumers who choose our health plans get more for less. Our plans offer competitive benefits while being highly affordable. Most of our members are enrolled in plans that offer among the lowest average out-of-pocket costs for PCP co-pays, drug deductibles and drug costs in their markets while also providing wide network access and the same in- and out-of-network costs for primary care provider visits. By seeking to lower the financial burden on our members, we reduce disincentives that inhibit our members from seeking the care they need.

Clover delivers clinical and financial value for providers

Clover Assistant allows providers to focus on delivering high-quality care and rewards them for doing so.

•Clover Assistant empowers providers. We are focused on empowering providers who use our platform.

•We pay an enhanced rate for primary care. We believe primary care providers play a critical role in helping to keep our beneficiaries healthy, and we compensate them by paying a rate that is typically higher than the Medicare fee-for-service rate for the enhanced clinical experience they provide beneficiaries through use of Clover Assistant.

•We partner with providers and allow them to focus on providing quality care. We partner with all types of providers, including solo practitioners, large physician groups, hospital-employed physicians, and other providers. The combination of our growing beneficiary base and the Clover Assistant program enables a highly efficient economic model that allows providers to build successful practices serving Medicare patients. This model focuses on relieving providers of additional administrative burdens, empowering them to spend more time on care.

Clover offers high-quality healthcare for our Medicare beneficiaries

We believe our software-powered, primary care-centric approach addresses key systemic issues in healthcare, improving the quality of care and making care more affordable and accessible, regardless of a patient's socioeconomic status or geography. This scalable approach puts healthcare on a different trajectory, redistributing efficiencies and stretching the impact of each dollar spent on healthcare.

•We mean everyone. Every individual deserves the best care, and through Clover Assistant we are democratizing the clinical data and insights providers need to deliver care. Because we drive this clinical improvement with technology, we believe we can scale in virtually any market, including traditionally underserved markets that are generally not viable for others.
•We mean everywhere. As patients are increasingly looking for access to care in a variety of settings, through Clover Assistant, we are able to empower clinicians to provide care in offices and hospitals as well as non-traditional settings both via telemedicine and in the home. Our software allows us to help providers deliver care everywhere that our beneficiaries want to receive it.
•Sustainable healthcare through reduced medical cost. We believe our focus on personalized evidence-based clinical recommendations leading to early disease identification, treatment, and management, and quality gap closure allow us to reduce medical costs over the long-term. Our innovative approach to preventive care empowers providers to spend more time understanding their patient and personalized, evidence-based guidelines and helps reduce the incidence of high-cost events that drive the largest share of healthcare expenditures.

Clover Assistant Architecture

Clover Assistant is a differentiated, scalable platform that is able to combine data synthesis and insight generation to provide unique and actionable insights to providers. Clover Assistant platform synthesizes comprehensive, longitudinal sets of data, generates clinically-focused machine learning, artificial intelligence, and rules-based insights, and drives action by surfacing the most relevant, personalized information to providers designed to assist them in the early identification and management of disease. Our platform's excellence is centered on this three-pronged approach:

•Synthesis. Because it is developed by a health plan, Clover Assistant is uniquely positioned in its ability to directly access broad sets of personalized, longitudinal data unlike platforms developed by pure technology providers, which operate at an arm's length to data, or platforms operated by verticalized healthcare companies, which generally can access data only in their own narrow ecosystems. Our data platform is designed to interoperate with a broad variety of other healthcare data sources, collecting and transferring data via Application Programming Interfaces ("APIs"), flat files, or even paper documents.

Clover Assistant's data synthesis layer ingests and structures millions of data points per day, derived from a variety of data sets, such as claims data, medical charts, medication data, diagnostic data, and EHR-generated data, across dozens of typically siloed and inconsistently formatted data feeds.

•Insight. Given the massive depth, breadth, and volume of data that we collect, it is critical to leverage technology to perform intelligent analytics. Analyzing this amount of data in real-time is very complex for any provider, but we have advanced our technology to perform these analytics in real-time. Our insight engine applies a combination of advanced machine learning and clinically-driven business rules to curate actionable insights for providers.

Our data scientists work in conjunction with providers to continually enhance our insight engine. We identify and target specific clinical problems, then seek to solve these problems with expert systems, combining the latest clinical and evidence-based research with machine learning-based insights.

•Action. Clover Assistant provides real time, personalized, and actionable insights to help healthcare providers to make better decisions and identify, treat, and manage diseases early.

These three aspects of Clover Assistant—Synthesis, Insight and Action—form a self-contained software improvement virtuous cycle. As providers take action based on our data insights, we receive rich feedback data in real time. We then input this data back into our data and insight layers, creating a loop of bi-directional information exchange.

Across all three prongs of our platform, Clover Assistant is designed to ensure data integrity and security to protect our users' and patients' information, identities, and privacy. As such, we have invested significantly in data protection and have in place strict data protection protocols. Clover has in place policies designed to ensure compliance with guidelines promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), and all data in transit and at rest are encrypted. Data transfers, including API calls to and from third parties are authenticated via password, token, or two-way multiple transport layer security. Clover discourages and minimizes local data storage as a deterrence against physical device and data loss. Clover Assistant data is stored in the cloud, with backups across Amazon Web Services and the Google Cloud Platform and secured by centralized identity access and management.

Additional Products Built on Clover Assistant Platform

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
•Office staff. Through its Care Connect feature and embedded analytics, Clover Assistant empowers office staff by identifying patients due for a visit, flagging beneficiaries recently discharged from the hospital, and noting potentially beneficial screenings and follow-ups.
•In-home visits. Clover Assistant empowers physicians and other providers who operate outside of clinical settings, offices, or hospitals. It supports, for example, our in-home primary care program enabling lengthy interactions for our lives under management with the most advanced illnesses or complex conditions. It also supports in-home programs targeting patients who have been recently discharged from hospitals or who do not receive regular care from a PCP.

Sales and Marketing

In our Insurance segment, we market our MA plans through a broad range of activities and through an extensive network of insurance brokers and field marketing organizations. We also enter into co-branding arrangements with providers and other provider institutions. We market or may market our plans through a number of channels including, but not limited to, direct mail, marketing materials in providers' offices, the Internet, telesales, and free marketing channels provided by the U.S. government, such as the Medicare Plan Finder. Commissions paid to employed sales representatives and independent brokers and agents are based on a per unit commission structure, regulated in structure and amount by CMS.

In our Non-Insurance segment, we market participation in our ACO to providers through direct mail, the Internet, and direct telephonic outreach. We also are engaged with our participant providers to educate their Medicare eligible patients about voluntary alignment opportunities. Additionally, we participate in trade organizations such as the National Association of Accountable Care Organizations.

Research and Development

We focus our time, attention, and investment on continued innovation in the Clover Assistant platform. We expect to continue investing in expanding our platform and enhancing the features and functionality of Clover Assistant. We analyze the growing number of interactions our providers have with Clover Assistant to recognize their needs quickly and guide future innovation. Our research and development team is responsible for the design, development, testing, and delivery of solutions for our platform.

Our Competition

The physician enablement space is highly competitive, and there are many players competing within the technology space as well as within segments of Medicare such as MA and Original Medicare, including the ACO REACH Model. We compete in certain segments within the healthcare market, including MA plans as well as other healthcare technology platforms, and intend to enter into others, such as new payment models offered by CMS. Competition in our market involves rapidly changing technologies, evolving regulatory requirements and industry expectations, new product offerings and constantly evolving beneficiary and provider preferences and user requirements.

We face competition from incumbent MA sponsors, many of whom are developing their own technology or partnering with third-party technology providers to drive improvements in care. Our competitors include large, national insurers, such as UnitedHealth, Aetna, Humana, Cigna, Centene, and Elevance Health, as well as regional plans such as Blue Cross Blue Shield affiliates, Bright Health, Alignment Health, Devoted Health, Oscar Health, and provider-sponsored plans such as Ochsner Health and Priority Health. We also face competition from Original Medicare providers and health insurance companies.

As a result of our entry into CMS' ACO REACH Model, we face competition from other ACO REACH participants including provider groups, ACOs, and managed care organizations ("MCOs"). These competitors include Oak Street Health, VillageMD, Humana, Elevance Health, Aledade, Signify, Bright Health Group, Cano Health, and Iora with One Medical. Competition from these and other new entrants may intensify as the ACO market develops and business models evolve to address it.

We also face competition in the physician enablement space from offerings and tools that allow providers to offer value-based care, offerings such as EHRs and other tools that promote high physician enablement, and any other product or tool designed to enable a physician to improve care. Companies such as Agilon and Privia have offerings that compete directly or indirectly with our offerings. Also, as we develop other products and enter new lines of business, and other companies do the same, we may compete with providers of healthcare technology platforms, EHR providers, telehealth providers, healthcare data analytics providers, and ACO's.

We believe our business model allows us to compete favorably based on the following competitive factors: the use of Clover Assistant platform to improve clinical decision-making, price, quality of service, products offering access to broad and open provider networks, breadth and flexibility of plan benefits, brand strength, beneficiary and provider satisfaction, and financial stability.

Intellectual Property

Our intellectual property is an important aspect of our business. To establish and protect our intellectual property and other proprietary rights, we rely and expect to continue to rely upon a combination of patent, copyright, trade secret, and trademark protection laws to protect our intellectual property rights in our internally-developed technology and information that we regard as proprietary, and maintain a policy requiring our employees, contractors, consultants and other third parties to enter into confidentiality and invention assignment agreements to control access to and use of our internally-developed technology and other information that we regard as proprietary and to ensure that any intellectual property developed by such employees, contractors, consultants, and other third parties are assigned to us. These laws, procedures and restrictions provide only limited protection, and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed, or misappropriated. Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy aspects of our internally-developed technology or to obtain and use information that we regard as proprietary, and may also attempt to develop similar technology independently. Furthermore, the laws of certain countries do not protect intellectual property rights to the same extent as the laws of the United States, and we therefore may be unable to protect our internally-developed technology in certain jurisdictions. In addition, we cannot guarantee that our confidentiality and invention assignment agreements will not be breached. See Part I, Item 1A, the section entitled "Risk Factors," for a discussion of the risks related to our intellectual property.

We hold a portfolio of patents and have patent applications pending from time to time. We have registered our trademarks in the United States and abroad. We continually review our development efforts to assess the existence and patentability of new intellectual property. We pursue the registration of our domain names, trademarks, and service marks in the United States and in certain locations outside the United States.

Human Capital

Our vision is made possible through the efforts put forth by our teams. We strive to attract and retain diverse talent from all different backgrounds and industries--we value Machine Learning Data Scientists the same way we value Clinical Pharmacists, the same way we value Claims Analysts. Bringing together motivated, inquisitive, and mission-oriented talent has provided us with a strategic advantage and is key to our success. Clover strives to provide a collaborative and inclusive work environment, competitive market compensation, and benefits programs and growth opportunities that empower our employees to deliver positive outcomes for beneficiaries.

At December 31, 2022, we had 656 employees with approximately 91% in the U.S. and 7% in Hong Kong with the remaining 2% disbursed in various countries. Our workforce was 64% Female and 36% Male, and was 45% Caucasian/White and 55% with racially/ethnically diverse backgrounds.

Excellence in Distributed Work

We are a distributed team from the Board on down and believe our distributed approach to teams allows us to attract the best talent for each and every role. In August 2018, we opened an office in Hong Kong, which has since grown to a team of 44 employees. We have continued to expand our workforce globally into several additional international locations.

Cultivating Diversity, Equity, & Inclusion
We have made a deliberate effort to cultivate a diverse and inclusive culture at Clover. Early on in our history, Clover created a Diversity & Inclusion (D&I) Working Group focused on making Clover a more diverse, equitable, and inclusive Company. For us, diversity includes not only race and gender identity, but also age, disability status, veteran status, sexual orientation, religion, and many other parts of one's identity. All of our employees' points of view are key to our success, and inclusion is everyone's responsibility. By creating a designated space for learning, conversations, and furthering initiatives, we aim to enrich Clover for our employees and communities. Members of our D&I Working Group also develop and deliver various resources to our teams, including an ally-ship training series and "best practices" materials on topics such as inclusive meetings and health equity.

Affinity Groups are employee-led groups, open to Clover employees who identify with an affinity and are looking for community and support within the Company. Clover's Affinity Groups continue to grow as grassroots communities bringing together employees with a shared affinity. We currently have five Affinity Groups with a total of over 190 members and growing: Black Employee Network; Asian, Asian American, and Pacific Islander; Mi Gente (Latine/Hispanic); Queer at Clover; and Clover Wome/xn (all employees identifying as women). Additionally, our mental health benefits include options to join expert-led external peer circles around healing communities in times of crisis.

We are in the fourth year of our New Perspectives Program, a reverse mentorship program that creates a space for leaders to receive mentorship from junior- and mid-level employees about lived experiences and key information leaders need to understand in their role. These conversations have focused on a range of themes, such as the experiences of LGBTQ+ employees, Latina employees, and understanding biases that lead to who gets elevated and who gets left behind in the workplace.

Building Future Leaders

We seek to empower our employees to do their best work and aim to provide a variety of in-house and external resources to help them achieve their maximum potential. Our approach to development starts during onboarding, when employees are presented with customized 30/60/90-day onboarding plans. These plans are created by employees' hiring managers and reviewed by our Hiring Committee, with the goal of providing structure to onboarding and defining key wins and early successes as they join Clover. The onboarding plans also provide opportunities for check-ins, feedback, and re-prioritization of workload.

Given the vast experience of our teams, we operate a traditional mentorship program. The mentorship relationship is designed to enable employees to develop new skills and competencies, while concurrently networking and building relationships within the organization. We have partnered with an external vendor to provide our employees at the "manager plus" level with an outcome-based coaching program at both the group and individual level. We also launched a program for emerging talent at Clover called Pathways.

In the second half of 2022 we introduced a Leadership Development Framework to help us further identify and develop talent. We also focused on building infrastructure to help leaders across Clover develop four critical competencies (behaviors and/or skills) to help drive performance, make solid decisions, and build a collaborative culture across the organization. We have already initiated an executive coaching engagement with an external firm for several key leaders and will continue adding more leaders to the program.

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

Our evolving performance management process supports a culture of transparency, engagement, and continuous feedback. Our annual performance management cycle includes a 360 calibration review for employees at all levels as we believe it provides the most holistic and meaningful snapshot on performance. In 2022 we launched a new performance management and survey platform that will centralize our data and provide a more engaging user experience for our employees.

Attracting & Retaining Top Talent

We believe in using our total rewards program to incentivize employees to make decisions that are in the best interest of our stakeholders. It is important that our plans are aligned with the market so that we can attract, retain, and motivate our employees. Our total rewards program includes a mix of base salary, spot bonuses, annual cash incentive opportunities, equity incentive awards, and a comprehensive benefits offering, and may continue to evolve over time.

To support work-life balance for all of our employees, we provide employees with health (medical, dental, vision, and telehealth) insurance, paid time off, paid sick leave, paid parental leave, paid volunteer days, a paid year-end "Week of Rest", a U.S. 401(k) plan with Company match, and an employee stock purchase plan. We continually monitor market trends and adjust our programs to ensure our total rewards offering remains competitive and meaningful.

Government Regulation

We work diligently to ensure compliance with all applicable laws and regulations affecting our business. As an entity within the healthcare industry, and one operating Medicare plans, we are subject to comprehensive federal, state, and international laws and we are regulated by various regulatory agencies. Regulations and enforcement may vary significantly from jurisdiction to jurisdiction, new laws and regulations may be adopted, and the interpretation of existing laws and rules may change periodically. We are unable to predict what effect, if any, such changes may have on our results of operations, financial condition, or cash flows. See Part I, Item 1A, "Risk Factors," for a discussion of the risks related to our compliance with federal, state, and international laws and regulations.

Our operations, current and past business practices, contracts and accounts and other books and records are subject to routine, regular and special investigations, audits, examinations and review by, and from time to time we receive subpoenas and other requests for information from, federal and state supervisory and enforcement agencies, attorneys general and other state, federal and international governmental authorities and legislators. For further information, see the section entitled "Risk Factors—We are currently, and may in the future be, subject to investigations and litigation, which could be costly and time-consuming to defend. The outcomes of these matters cannot be predicted."

Federal laws and regulations, relevant agency oversight

We are subject to various federal laws and regulations, and our activities are subject to regulation by several federal agencies. The most comprehensive oversight comes from CMS, which regulates our MA plans and the ACO REACH Model in which we participate. CMS regulates the payments made to us and the submission of information relating to the health status of patients for purposes of determining the amounts of those payments. Additional CMS regulations govern benefit design, eligibility, enrollment and disenrollment processes, call center performance, plan marketing, record-keeping and record retention, quality assurance, timeliness of claims payment, network adequacy, and certain aspects of our relationships with and compensation of providers. We perform ongoing monitoring of our, and our vendors', compliance with CMS requirements.

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

A portion of each MA plan's reimbursement is tied to the plan's "Star Ratings." In addition, Star Ratings affect a plan's image in the market, and higher-rated plans may offer enhanced benefits and additional enrollment opportunities than other plans. The Star Rating system considers a variety of measures adopted by CMS, including the quality of preventative services, chronic illness management, compliance, and overall customer satisfaction. Our ability to maintain or improve our Star Rating may be significantly compromised by the COVID-19 pandemic. The pandemic has prevented all plans from incentivizing conduct to address patient care gaps and collecting information required to demonstrate plan compliance with and performance under the Star Rating metrics.

Privacy, security, and data standards regulation

There are numerous state and federal laws and regulations related to the privacy and security of health information. Laws in all 50 states require businesses to provide notices to affected individuals whose personal information has been disclosed as a result of a data breach, and certain states require notifications for data breaches involving individually identifiable health information. Many states require holders of personal information to maintain safeguards and take certain actions in response to a data breach, such as maintaining reasonable security measures and providing prompt notification of the breach to affected individuals and the state's attorney general.

In particular, regulations promulgated pursuant to HIPAA impose a number of obligations on issuers of health insurance coverage and health benefit plan sponsors. Health insurers, HMOs, and healthcare providers that transmit health information electronically are included in HIPAA's definition of "Covered Entities." Regulations promulgated to implement HIPAA and the Health Information Technology for Economic and Clinical Health Act also require that "business associates" (e.g., entities that provide services to health plans and providers, such as electronic claims clearinghouses, print and fulfillment vendors, consultants and those services we expect to provide on behalf of our Direct Contracting providers) acting for or on behalf of Covered Entities be contractually obligated to meet HIPAA standards. These regulations govern privacy and security of electronic health information; require federal data breach notification and reporting to the Office for Civil Rights ("OCR") of the U.S. Department of Health and Human Services ("HHS") and the Federal Trade Commission ("FTC") and, in some cases, to the local media. They provide for financial penalties and, in certain cases, criminal penalties for individuals, including employees, for privacy violations. In addition, OCR performs compliance audits in order to proactively enforce the HIPAA privacy and security standards and, as a result, may conduct audits of health plans, providers and other parties to enforce HIPAA compliance. OCR has become an increasingly active regulator and has signaled its intention to continue this trend. OCR has the discretion to impose penalties without being required to attempt to resolve violations through informal means; further, OCR may require companies to enter into resolution agreements and corrective action plans that impose ongoing compliance requirements. OCR enforcement activity against us can result in financial liability and reputational harm, and our responses to such enforcement activity can consume significant internal resources. In addition to enforcement by OCR, state attorneys general are authorized to bring civil actions under either HIPAA or relevant state laws seeking either injunctions or damages in response to violations that threaten the privacy of state residents. As explained above, depending on the line of business, the Company acts or intends to act as both a covered entity and a business associate.

HIPAA does not preempt state laws that provide more stringent privacy protection than those provided for under HIPAA; as such, we may be subject to additional state privacy laws in the states in which we operate. Additionally, states have adopted regulations to implement provisions of the Financial Modernization Act of 1999 (also known as the Gramm-Leach-Bliley Act ("GLBA")) which generally require insurers to provide customers with notice regarding how their non-public personal health and financial information is used and the opportunity to "opt out" of certain disclosures before the insurer shares such information with a non-affiliated third party. The GLBA regulations apply to health, life, and disability insurance. Like HIPAA, GLBA sets a "floor" standard, allowing states to adopt more stringent requirements governing privacy protection.

Federal and state consumer protection laws are being applied increasingly by the FTC and states' attorneys general to regulate the collection, use, storage, and disclosure of personal or health information, through websites or otherwise, and to regulate the presentation of website content. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security, and access. Consumer protection laws require us to publish statements to our lives under management that describe how we handle personal information and choices they may have about the way we handle personal information. If such information that we publish is considered untrue, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and other consequences. The Cybersecurity Information Sharing Act of 2015 encourages organizations to share cyber threat indicators with the federal government and directs HHS to develop a set of voluntary cybersecurity best practices for organizations in the healthcare industry.

In addition, states have begun to enact more comprehensive privacy laws and regulations addressing consumer rights relating to data protection, transparency, and cybersecurity. Violations by us of federal and state privacy and security laws and other contractual requirements may result in significant liability and expense, damage to our reputation and the termination of relationships with our customers.

Fraud and abuse laws

As an institution that contracts with the federal government, we are subject to federal laws and regulations relating to the award, administration and performance of U.S. government contracts, including laws aimed at preventing fraud, waste, and abuse. Fraud, waste, and abuse prohibitions encompass a wide range of activities, including kickbacks or other inducements for referral of patients or for the coverage of products by a plan, billing for unnecessary medical services by a healthcare provider, improper marketing and beneficiary inducements, and violations of patient privacy rights. Companies involved in federal and state healthcare programs such as Medicare are required to maintain compliance programs designed to detect and deter fraud, waste, and abuse, and they are often the subject of fraud, waste, and abuse investigations and audits. The regulations and contractual requirements applicable to us and other participants in these programs are complex and subject to change. Although our compliance programs are designed to meet all statutory and regulatory requirements, our policies and procedures are frequently under review and subject to updates, and our training and education programs continue to evolve.

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

We are subject to federal and state laws and regulations that apply to the submission of information and claims to various government agencies. For example, the False Claims Act ("FCA"), provides, in part, that the federal government may bring a lawsuit against any person or entity who the government believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. There also is FCA liability for knowingly or improperly avoiding repayment of an overpayment received from the government and/or failing to promptly report and return any such overpayment. The federal government, whistleblowers and some courts have taken the position that claims presented in violation of other statutes, for example, where a claim includes items or services resulting from a violation of the federal Anti-Kickback Statute, may be considered a violation of the FCA. Violations of the FCA are punishable by treble damages and civil monetary penalties of up to a specified dollar amount per false claim. In addition, a special provision under the FCA allows a private person (for example, a "whistleblower," such as a disgruntled current or former competitor, member, or employee) to bring an action under the FCA on behalf of the government alleging that a company has defrauded the federal government and permits the private person to share in any settlement of, or judgment entered in, the lawsuit. A number of states, including states in which we operate, have adopted their own false claims acts and whistleblower provisions that are similar to the FCA. Companies in the healthcare and related benefits industry, including ours, frequently are subject to actions brought under the FCA or similar state laws.

Additional federal regulations

Additionally, we may be subject to general consumer protection laws and regulations applicable to direct-to-consumer activities such as online communications including, but not limited to, the FTC's Telemarketing Sales Rules and the Telephone Consumer Protection Act. These give the FTC, Federal Communications Commission, and state attorneys general the ability to regulate, and bring enforcement actions relating to, telemarketing practices and certain automated outbound contacts such as phone calls, texts or emails. Under certain circumstances, these laws may provide consumers with a private right of action. Violations of these laws could result in substantial statutory penalties and other sanctions.

We are also regularly assessing the medical device status of certain of our health information technology products and/or solutions and clinical decision support tools, which may, at any time, require compliance with U.S. Food and Drug Administration requirements.

State laws and regulation

Healthcare regulation.

Our plans are regulated in, and must be licensed by, the jurisdictions in which they conduct business. The nature and extent of state regulation varies by jurisdiction, and state insurance regulators generally have broad administrative power with respect to all aspects of the insurance business. The majority of states in which we operate plans require periodic financial reports to be filed with the National Association of Insurance Commissioners ("NAIC"), while New Jersey, the state of domicile of our regulated insurance entities, requires reports to be filed directly with the New Jersey Department of Banking and Insurance ("NJ DOBI"). The establishment of minimum capital or restricted cash reserve requirements is determined on a state-by-state basis. The NAIC has adopted model regulations that, where adopted by states, require expanded governance practices and risk and solvency assessment reporting. Most states have adopted these or similar measures to expand the scope of regulations relating to corporate governance and internal control activities of HMO's and insurance companies. We are required to maintain a risk management framework and file a confidential self-assessment report with state insurance regulators. We are also required to file a variety of reports stipulated by each state in which we are licensed. These reports can be financial or informational in nature. At December 31, 2022, our PPO plans were licensed in 45 states and the District of Columbia and were not licensed in Michigan, New Hampshire, New York, North Carolina, and Vermont. Our HMO is licensed in New Jersey and Texas. The most comprehensive reporting is required by the state of domicile of our regulated insurance entities which, for both the HMO and PPO, is New Jersey.

Because we operate through a holding-company structure, we are regulated under state insurance holding company regulations and are dependent upon administrative expense reimbursements from our subsidiaries. Most state insurance holding company laws and regulations require prior regulatory approval of acquisitions and material transfers of assets to affiliates, including transactions between the regulated companies and their parent holding companies or affiliates. These laws may restrict the ability of our regulated subsidiaries to pay dividends to our holding companies, and the amount of such dividends, or to obtain sufficient capital to fund our obligations.

Some of our business activity is subject to other healthcare-related regulations and requirements, including PPO, MCO, utilization review, pharmacy service, or care provider-related regulations and licensure requirements. These requirements differ from state to state and may contain network, contracting, product and rate, licensing, and financial and reporting requirements. There are laws and regulations that set specific standards for delivery of services, appeals, grievances and payment of claims, adequacy of healthcare professional networks, fraud prevention, protection of consumer health information, pricing and underwriting practices, and covered benefits and services.

Changes of control.

Before a person can acquire control of a U.S. domestic insurer, prior written approval, or exemption therefrom, must be obtained from the insurance commissioner of the state where the insurer is domiciled, or the acquirer must make a disclaimer of control filing with the insurance department of such state that must be accepted by such insurance department. Prior to granting approval of an application to acquire control of a domestic insurer, the domiciliary state insurance commissioner will consider a number of factors, including the financial strength of the proposed acquirer, the acquirer's plans for the future operations of the domestic insurer, and any anti-competitive results that may arise from the consummation of the acquisition of control.

State insurance statutes generally provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds the power to vote, or holds proxies representing, ten percent or more of the outstanding voting securities of the domestic insurer. This statutory presumption of control may be rebutted by a showing that control does not in fact exist. The state regulators, however, may also find that control exists in circumstances in which a person owns or controls less than ten percent of the voting securities of the domestic insurer.

Our regulated insurance entities are domiciled in New Jersey, and therefore the insurance laws and regulations of New Jersey would be applicable to any proposed acquisition or change in control of the Company or our regulated insurance entities. Under New Jersey law, generally no person may acquire control of any insurer, whether by purchase of its securities or otherwise, unless it gives prior notice to the insurer and receives prior approval, or exemption therefrom, from NJ DOBI. These regulations pertaining to an acquisition of control of an insurance company may discourage potential acquisition proposals and may delay, deter, or prevent a change of control of the Company or our regulated insurance entities, including through transactions that some or all of our stockholders might consider to be desirable. Such regulations may also inhibit our ability to acquire an insurance company should we wish to do so in the future.

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

We believe that our health services operations comply with applicable state statutes regarding corporate practice of medicine, fee-splitting and similar issues. However, any enforcement actions against us by governmental officials alleging noncompliance with these statutes could subject us to penalties or restructuring or reorganization of our business.

International Regulation

We have operations, including certain contracted operations and software research and development in other countries, such as Hong Kong, the Philippines, Colombia, and India, and are subject to regulation in the jurisdictions in which those operations are organized or conduct business. These regulatory regimes vary from jurisdiction to jurisdiction. In addition, our non-U.S. operations are subject to U.S. laws that regulate the conduct and activities of U.S.-based businesses operating abroad, such as export control laws and the Foreign Corrupt Practices Act (the "FCPA"). The FCPA prohibits offering, promising, providing, or authorizing others to give anything of value to a foreign government official to obtain or retain business or otherwise secure a business advantage.

Additional Information

Our website address is www.cloverhealth.com. Our filings with the SEC are posted on our website and available free of charge as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The content contained on or accessible from our website or on any website referred to in this Form 10-K is not incorporated by reference in this Form 10-K. Further, the Company's references to website URLs are intended to be inactive textual references only.

Channels for Disclosure of Information

Investors and others should note that we routinely announce material information to investors and the marketplace using filings with the SEC, press releases, public conference calls, presentations, webcasts and our investor relations website. We use the investor relations page of our website for purposes of compliance with Regulation FD and as a routine channel for distribution of important information, including news releases, analyst presentations, financial information and corporate governance practices. We also use certain social media channels as a means of disclosing information about the Company and our products to our customers, investors and the public, including @CloverHealth and #CloverHealth on Twitter, and the LinkedIn account of our Chief Executive Officer, Andrew Toy. The information posted on social media channels is not incorporated by reference in this report or in any other report or document we file with the SEC. While not all of the information that we post to our investor relations website or to social media accounts is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media, and others interested in the Company to review the information that we share at the "Investors" link located on our webpage at https://investors.cloverhealth.com/investor-relations and to sign up for and regularly follow our social media accounts. Users may automatically receive email alerts and other information about the Company when enrolling an email address by visiting "Email Alerts" in the "Investor Resources" section of our website at https://investors.cloverhealth.com/investor-relations.
Item 1A. Risk Factors.
In the course of conducting our business operations, we are exposed to a variety of risks, any of which have affected or could materially adversely affect our business, financial condition, and results of operations. The market price of our common stock could decline, possibly significantly and permanently, if one or more of these risks and uncertainties occurs. Any factor described in this report or in any of our other SEC filings could by itself, or together with other factors, adversely affect our financial condition and results of operations.
Risks Related to Our Business and Industry

We have incurred net losses in the past, and we may not be able to achieve or maintain profitability.

We have incurred Net losses of $338.8 million and $587.8 million, and $136.4 million for the years ended December 31, 2022, 2021, and 2020, respectively. Our Accumulated deficits were approximately $1,955.6 million and $1,616.7 million at December 31, 2022 and 2021. We expect our losses will continue as we expect to invest significant additional funds towards growing our business. In particular, we expect to continue to invest in improving Clover Assistant and our technology infrastructure, developing our clinical care programs, increasing adoption of Clover Assistant platform, expanding our marketing and outreach efforts, expanding our operations geographically, and developing future offerings that improve care and supplement our revenue streams. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these expenses. Even if we are successful in increasing our Total revenues from Insurance premiums earned and Non-Insurance revenues, we may not successfully and effectively predict, price, and manage the medical costs relating to those revenue streams.

Furthermore, even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our cash flow from operations was negative for the years ended December 31, 2022, 2021, and 2020, and we may not generate positive cash flow from operations in any given period. If we are not able to achieve or maintain profitability or positive cash flow, we will require additional financing, which may not be available on favorable terms, or at all, and which could be dilutive to our stockholders. See "— We may require additional capital to support business growth, and this capital might not be available on acceptable terms, or at all." If we are unable to successfully address these risks and challenges as we encounter them, our business may be harmed, which could negatively affect the value of our common stock.

We have relatively limited experience with Clover Assistant, and initial results may not be indicative of future performance.

Since launching Clover Assistant in 2018, we have continued to develop its features and capabilities, adapt our go-to-market strategy and adjust its integration with our MA plans, our Direct Contracting/ACO REACH business, and third-party systems. As a result, we may not fully understand the impact of Clover Assistant on our business and long-term prospects. Our long-term success depends on maintaining and continuing to improve Clover Assistant and the margins we generate from its operations over time in the markets we serve. There can be no assurance that these effects will improve or persist over time in our current markets or that we can replicate these results as we expand into new markets. If we are unable to drive and maintain significant reductions in MCR for our members or net medical claims incurred as a percentage of Non-Insurance Revenue (Non-Insurance Margin) for our ACO REACH Beneficiaries

to support our business model, it would have a material and adverse effect on our business, financial condition, and results of operation.

Our Non-Insurance business and continued participation in the Medicare fee-for-service market presents unique risks to our business.

In April 2021, we expanded our Non-Insurance business into CMS' DC Model enabling us to target a larger market opportunity, the Medicare fee-for-service ("FFS") market, which is the largest segment of Medicare. On February 24, 2022, CMS announced, among other things, that the DC Model would be transitioned to a new model called the ACO REACH Model starting January 1, 2023. Our Non-Insurance business remains in the relatively early stages of development, and we are subject to the risks inherent to the launch of any new business, including the risks that we may not generate sufficient returns to justify our investment and that it may take longer or be more costly to achieve the expected benefits from this new program. In connection with our expansion into the FFS market, we have been enhancing and iterating the functionality of Clover Assistant as well as developing relationships with providers, and we may face new risks and difficulties, many of which we may not be able to predict or foresee. Also, because the ACO REACH Model is a new model designed by CMS' Center for Medicare & Medicaid Innovation ("CMMI"), CMMI is constantly evaluating the program and may revise the applicable rules and design at any time, and such changes may have a significant impact on our ability to carry out our business. For example, certain CMMI model methodologies, including but not limited to, allowed provider classes, beneficiary alignment, benchmark establishment, and risk score modeling, are subject to continued evaluation and could materially impact profitability. Similarly, while the ACO REACH Model is expected to run through December 31, 2026, CMMI can determine to terminate the program at any time, and in some cases may be required to do so. Program termination could reduce the return on our investments and negatively impact our business, financial condition, and results of operations.

Our future performance depends in part on increasing the lifetime value of enrollments, which are realized over several years, and utilizing our clinical care capabilities to improve the quality of care for our beneficiaries. Any failure to do so could negatively affect our financial condition and results of operations, including our ability to achieve or increase profitability.

The lifetime value of our enrollments could be impacted by a variety of factors, including but not limited to cost of care reductions from our clinical programs and the length of time a member remains enrolled in our plan or a Non-Insurance Beneficiary remains aligned to our ACO. Thus, our future performance is heavily dependent on our ability to utilize Clover Assistant to drive down the medical care ratios for our beneficiaries. By doing so, we aim to drive per member per month ("PMPM") medical expense savings and generate more accurate risk adjustment data over time. If we fail to achieve such decreases in cost of care, our business, financial condition, and results of operations will be adversely affected. See the section entitled "—If we fail to estimate, price for and manage medical expenses in an effective manner, the profitability of our Insurance and Non-Insurance businesses could decline, which could materially and adversely affect our results of operations, financial condition, and cash flows."

Our future performance also depends on utilizing our clinical care capabilities to improve the quality of care for our members so that they remain members. If we are unable to retain our members and Non-Insurance Beneficiaries, our ability to realize the returns on our investments in the Clover Assistant platform could be negatively affected. For example, since returning members tend to have lower MCR than do new members, rapid membership growth or other shifts in the mix of new and returning members could adversely affect our MCR in the near-term and lead to greater losses. Similarly, any investment we make in early identification and treatment of disease and preventative treatment to reduce healthcare costs that would be incurred in the future might not be realized if those members choose not to enroll with us in future years. Likewise, because any conditions identified and treated in a given year do not impact risk scores until the following plan year, if our members do not re-enroll in subsequent enrollment periods, we would not be compensated for the additional treatment of conditions that we otherwise would have been entitled to the following year. Accordingly, if we are unable to retain our members and realize a significant lifetime value for our enrollments in line with our projections, we may not be able to generate sufficient revenues to offset our losses and expenses, which would adversely affect our business, financial condition, and results of operations and our ability to achieve or increase profitability.

While we are only in our third performance year under the ACO REACH Model, formerly the DC Model, we believe that similar to our members, returning Non-Insurance Beneficiaries could also tend to have a lower Non-Insurance Margin than do the average Non-Insurance Beneficiaries who are newly aligned to our ACO, due in part to consistent adoption of the ACO's strategies by participant providers through the demonstration period. Rapid growth in Non-Insurance Beneficiaries or other shifts in the mix of net and returning Non-Insurance Beneficiaries could adversely affect our Non-Insurance Margin in the near-term and lead to greater losses.

If adoption and use of Clover Assistant is lower than we expect, our growth may slow or stall. We may experience a decline in our Lives under Clover Management, and our results of operations could be adversely affected.

An important part of our growth strategy is to increase adoption and use of Clover Assistant, including by providers who also use EHR systems. We have directed, and intend to continue to direct, a significant portion of our financial and operating resources toward developing Clover Assistant platform and expanding its usage. There can be no assurance that adoption of Clover Assistant will continue to grow, or that rates of use will be maintained or increase. A number of factors could potentially negatively affect provider adoption and use of Clover Assistant, including but not limited to:
•difficulties convincing providers of the value, benefits, and usefulness of Clover Assistant, particularly in markets where we have fewer beneficiaries;
•our failure to integrate with EHR systems;
•our failure to attract, effectively train and retain effective sales and marketing personnel;
•our failure to develop or expand relationships with strategic partners;
•our failure to capitalize on co-branding opportunities;
•delays in implementation of CMS interoperability requirements;
•difficulties in scheduling meetings with providers, and providing demonstrations and trainings related to Clover Assistant;
•our failure to compete effectively against alternative products or services, including overcoming perceptions that existing systems, including EHR systems, are similar and adequate, or that Clover Assistant will increase administrative burdens;
•technical or other problems impacting availability or reliability of the platform, including limited broadband access in certain rural areas;
•difficulties for members and ACO Beneficiaries in accessing their Providers and a corresponding decrease in the number of primary care visits;
•privacy and communication, safety, security or other similar concerns;
•adverse changes in our platform that are mandated by, or that we elect to make, to address legislation, regulatory authorities or litigation;
•poor user experiences; and
•the lack of brand recognition.

In addition, if we are unable to enroll a sufficient number of patients of a particular physician or provider group in our MA plans, we may have difficulty motivating such physician or provider group to utilize Clover Assistant, which is not available for use with non-Clover members. Furthermore, if we are unable to address the needs of providers using Clover Assistant, if providers are dissatisfied with Clover Assistant, or if new alternative solutions effectively compete with us, providers may decline to use Clover Assistant.

If Clover Assistant is not adopted as quickly as we anticipate in the markets in which we operate, we may be unable to collect and provide valuable actionable data to providers treating our beneficiaries in such markets, which could prevent us from driving significant reductions in MCR for our beneficiaries in such markets. This would in turn curtail our ability to offer competitively priced MA Plans and realize shared savings against the Non-Insurance benchmark in such markets. Any such events could result in higher medical expenses and reduced cash flows. As a result, if we are unsuccessful in our efforts to drive adoption of Clover Assistant, our business, results of operations, and financial condition could be harmed.

Our ability to attract new users and retain existing users of Clover Assistant also depends in large part on our ability to continually enhance and improve its features, integrations, and capabilities to continue to provide a useful tool for providers. Accordingly, we must continue investing resources in improving and enhancing Clover Assistant. The success of any enhancement to Clover Assistant will depend on several factors, including timely completion and delivery, adequate quality testing, integration with existing technologies, adequate training of and messaging to providers, and overall market acceptance for those or other reasons. Any new features, integrations, and capabilities that we develop may not be introduced in a timely or cost-effective manner, may contain errors, failures, vulnerabilities, or bugs, or may not achieve market acceptance.

If we fail to estimate, price for and manage medical expenses in an effective manner, the profitability of our Insurance and Non-Insurance businesses could decline, which could materially and adversely affect our results of operations, financial condition, and cash flows.

Through our MA plans, we assume the risk of both the cost of medical services for our members, or medical expenses, and administrative costs for our members in return for monthly premiums, which we are paid by the CMS on a per member basis. The Patient Protection and Affordable Care Act ("ACA") requires that we spend at least 85% of those premiums on healthcare services, covered benefits, and quality improvement efforts, and we generally use at least 85% of our premium revenues to pay for these costs. Our ability to enhance the profitability of our Insurance and Non-Insurance businesses depends in significant part on our ability to predict, price, and effectively manage medical costs, which are affected by utilization rates, the cost of service and the type of service rendered.

Through our Non-Insurance business, we assume full risk (i.e., 100% shared savings and shared losses) for the total cost of care of Non-Insurance Beneficiaries, with the exception of certain CMS risk mitigation mechanisms (i.e., the optional stop-loss program and the mandatory risk corridor program). Our ACO's expenditures on covered items and services (Medicare Parts A and B) for our Non-Insurance Beneficiaries and capitation paid to the ACO during a performance year are compared to a target amount of Medicare expenditures on those covered items and services (Performance Year Benchmark), and as such, managing those covered items and services in an effective manner is directly related to our financial impact. Further, as part of the ACO REACH Model, the Performance Year Benchmark is scheduled to be lowered by CMS on a gradual scale, starting at a 2% discount in 2021 and increasing to 3.5% by 2026. Due to this increasing discount, one of the primary mechanisms to mitigate the financial impact of this adjustment will be for the ACO to continually improve its medical expense management over the demonstration period.

Two key factors in our ability to manage medical expenses are the adoption of Clover Assistant by the providers who treat our members and Non-Insurance Beneficiaries (collectively, the "Providers") and enrollment in our clinical care programs, including our in-home primary care program ("Clover Home Care"), by our most at-risk members and Non-Insurance Beneficiaries. By driving adoption of Clover Assistant by our Providers, we seek to promote the provision of high-quality medical care driven by real-time, personalized and actionable insights to healthcare providers. If we fail to drive adoption of Clover Assistant by our Providers or fail to accurately identify beneficiaries at high risk for near-term hospitalization for our complex care management program, we could fail to drive significant reductions in MCR for our members and Non-Insurance Margin for our Non-Insurance Beneficiaries, which would have a material and adverse effect on our business, financial condition, and results of operation.

Our premiums under MA plans are based on bids submitted to CMS in June the year before the contract year. Although we base our MA plan bids on our estimates of future medical costs over the fixed contract period, many factors may cause actual costs to exceed the costs estimated and reflected in premiums or bids. These factors may include medical cost inflation; increased use of services; increased cost of individual services; large-scale medical emergencies (such as the COVID-19 pandemic); the introduction of new or costly drugs, treatments and technology; new treatment guidelines; new mandated benefits (such as the expansion of essential benefits coverage) or other regulatory changes; and insured population characteristics. While we believe Clover Assistant may enable us to make better predictions regarding future medical costs, there can be no assurance that better predictions will be made or that we would be able to realize the benefits of those predictions.

Our ACO REACH Performance Year Benchmark, which is a target amount of Medicare expenditures against which the ACO's performance year expenditures are compared to measure shared savings or losses with CMS, is a product of a number of variables, many of which are difficult to estimate at the beginning of the performance year. While we believe our estimate of the Performance Year Benchmark will become more accurate through the performance year as claims are incurred, our exact Performance Year Benchmark will not be known until final reconciliation with CMS. These variables include, but are not limited to, claims trends, beneficiary risk scores, and the mix of claims aligned vs. voluntarily aligned beneficiaries. If the final Performance Year Benchmark is less than anticipated, the profitability of our Non-Insurance business will suffer.

Our MA and Medicare Part D plans are also subject to risks associated with increased medical or pharmaceutical costs. Business models for market participants involved in the financing and supply of pharmaceutical products rely on certain benchmarks and practices (e.g., pricing based on Average Wholesale Price, or the use of Maximum Allowable Cost lists). It is uncertain how these business models will evolve and whether other pricing benchmarks will be introduced and widely adopted. Legislation may also lead to changes in the pricing for the Medicare Advantage program. While we believe we have adequately reviewed our assumptions and estimates regarding these complex and wide-ranging programs under Medicare Advantage and Medicare Part D, including those related to collectability of receivables and establishment of liabilities, actual results may be materially different from our assumptions and estimates and could have a material adverse effect on our business, financial condition, and results of operations.

CMS' risk adjustment payment system makes our revenues and profitability difficult to predict and could result in material retroactive adjustments to our results of operations.

CMS has implemented a risk adjustment payment system for Medicare health plans to improve the accuracy of payments and establish appropriate compensation for Medicare plans that enroll and treat less healthy Medicare beneficiaries. CMS' risk adjustment model bases a portion of the total CMS reimbursement payments on various clinical and demographic factors, including hospital inpatient diagnoses, diagnosis data from hospital outpatient facilities and provider visits, gender, age, and Medicaid eligibility. CMS requires that all managed care companies capture, collect, and report the necessary diagnosis code information to CMS, which information is subject to review and audit for accuracy by CMS. Although we have an auditing and monitoring process in place to collect and provide accurate risk adjustment data to CMS for these purposes, that program may not be sufficient to ensure accuracy, and additional investment and testing will be required to enhance and expand it. Therefore, there is a possibility that our risk adjustment data collection efforts and data submitted to CMS might have been or will be inadequate. If the risk adjustment data incorrectly overstates the health risk of our members, we might be required to return to CMS overpayments and/or be subject to penalties or sanctions; conversely, if the data incorrectly understates the health risk of our members, we might be underpaid for the care that we must provide to our members. Either of those situations could harm our reputation and have a negative impact on our results of operations and financial condition. This risk could be exacerbated by changes recently announced by CMS pertaining to certain of its audits of Medicare Advantage plans that will allow it to extrapolate audit findings to calculate contract-level overpayments that plans may be required to return to the government. These and related changes could increase the potential exposure that plans, such as ours, face from such audits. CMS may also change the way that it measures risk or adjust risk scores, and the potential impact on any such changes on our business is difficult to predict. Indeed, CMS proposed changes to its risk adjustment methodology in the recently released Advance Notice of Methodological Changes for Calendar Year 2024 for Medicare Advantage Capitation Rates and Part C and Part D Payment Policies. We are in the process of fully evaluating these proposed changes which, if they are effected, could have a material adverse effect on our results of operations, financial condition, or cash flows.

CMS makes premium payments to MA plans based on approved bids, which are risk-adjusted to account for members' known demographic and health status information. As prescribed by CMS, the premium is retroactively adjusted on two separate occasions to account for shifts in the diagnosis collection periods. We calculate estimates for these retroactive payment adjustments on a monthly basis. In addition, from time to time, CMS makes changes to the way it calculates risk adjustment payments, which may impact our revenues. For example, CMS is phasing-in the process of calculating risk scores using diagnosis data from the Risk Adjustment Processing System ("RAPS") to diagnosis data from the Encounter Data System ("EDS"). The RAPS process requires MA plans to apply a filter based on CMS guidelines and only submit diagnoses that satisfy those guidelines. For submissions through EDS, CMS requires MA plans to submit all the encounter data, and CMS will apply the risk adjustment filtering to determine the risk scores. In payment year 2020, 50% of the risk score was calculated from data submitted through RAPS and 50% from data submitted through EDS. CMS gradually increased the EDS percentage to 75% of the risk score for payment 2021 and ultimately transitioned to 100% EDS data for payment year 2022. The transition from RAPS to EDS could result in different risk scores from each dataset as a result of plan processing issues, CMS processing issues, or filtering differences between RAPS and EDS, and any reduction in risk adjustments for our members could have a material adverse effect on our results of operations, financial condition, or cash flows.

We may require additional capital to support business growth, and this capital might not be available on acceptable terms, or at all.

Historically, we have financed our operations and capital expenditures principally from the sale of our equity securities, MA premiums earned, Non-Insurance revenue, and the incurrence of indebtedness. In the future, we may be required to raise additional capital through additional debt or equity financings to support our business growth, to respond to business opportunities, challenges, or unforeseen circumstances, or for other reasons. On an ongoing basis, we are evaluating sources of financing and may raise additional capital in the future. Our ability to obtain additional capital will depend on our development efforts, business plans, investor demand, operating performance, the condition of the credit markets and capital markets, and other volatility or disruptions impacting financial markets, and other factors. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked, or debt securities, those securities may have rights, preferences, or privileges senior to the rights of existing stockholders, and existing stockholders may experience dilution. Further, if we are unable to obtain additional capital when required or are unable to obtain additional capital on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges, or unforeseen circumstances would be adversely affected.

We are subject to risks and uncertainties related to the global COVID-19 pandemic and other public health emergencies, which could have a material adverse effect on our business, results of operations, financial condition, and financial performance.

We are susceptible to the adverse effects associated with the global COVID-19 pandemic, which continues to have a major impact on health systems, businesses, governments and beneficiary activities. We are also susceptible to other public health emergencies. The ultimate severity, magnitude, and duration of the COVID-19 pandemic is uncertain. The full extent to which the COVID-19 pandemic may impact our business, results of operations, and financial condition remains uncertain. Current uncertainties relating to the COVID-19 pandemic that could impact our future results include the development of new COVID-19 variants, the potential for prolonged effects of past infections. and/or uncertainty in risk adjustment and benchmarks against which future CMS bids will be assessed.

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

With respect to our Insurance business, our ability to maintain or improve our Star Rating may be significantly compromised by the COVID-19 pandemic. With respect to our Non-Insurance line of business, the Performance Year Benchmark is based on national trends. While we believe we have certain protections in our ACO's participation agreement with CMS, Clover could be disproportionately affected by COVID-19 if impacts in concentrated regional service areas are significantly above or below national averages.

Governmental authorities in the United States have proposed or issued vaccine mandates requiring certain employers, including certain federal contractors, to ensure that their employees are fully vaccinated against COVID-19, subject to certain exceptions as provided for in the applicable mandate, or, in some cases, be regularly subject to COVID-19 testing. As we are a federal contractor, any such recently issued or future vaccine mandate could negatively impact our ability to attract or retain workers, including healthcare providers. The loss of, or inability to attract, employees could negatively impact our ability to carry out our business and provide care to our beneficiaries and other critical services, which could have a material adverse effect on our business and results of operations.

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

Disruptions in public and private infrastructure, including supply chains providing medical supplies, could also adversely disrupt our business operations. Additionally, the enactment of emergency powers by governments could disrupt our business operations, including further restricting our beneficiaries' ability to receive care, our providers' ability to operate, or our ability to access necessary supplies.

The COVID-19 pandemic has also adversely impacted global access to capital and caused significant volatility in financial markets. Significant deterioration of the U.S. and global economies could have a significant adverse impact on our investment income, the value of our investments, or future liquidity needs.

If we are unable to succeed in expanding our Lives under Clover Management, or if our future growth is limited, our business, financial condition, and results of operations could be harmed.

We derive substantially all of our Total revenues from premiums earned and Non-Insurance revenue, which are primarily driven by the number of members under our MA plans and the number of our Non-Insurance Beneficiaries, respectively. Additionally, the number of Lives under Clover Management is critical to our success, and we are continually executing several growth initiatives, strategies, and operating plans designed to increase the number of Lives under Clover Management. We may not be able to successfully execute on these growth initiatives, strategies, and operating plans and realize all of the expected potential benefits, including achieving cost savings, better plan economics and more affordable healthcare. In addition, even if we are successful in achieving this growth, doing so may be more costly than we anticipate, and if we are not able to manage our costs our results could be materially adversely affected. See the section entitled "—If we fail to estimate, price for and manage medical expenses in an effective manner, the profitability of our Insurance and Non-Insurance businesses could decline, which could materially and adversely affect our results of operations, financial condition, and cash flows"

While we intend to continue to grow our membership by increasing our share in existing service areas and entering into new service areas, we may not be able to successfully achieve this growth for a number of reasons. Our ability to attract and retain members may be impacted by several factors, including, without limitation:
•lack of brand recognition;
•difficulties developing strategic co-marketing relationships;
•general lack of shopping for plans by MA eligible beneficiaries;
•shifting consumer preferences, including a preference by members to enroll with an MA plan sponsored by the insurer of the commercial plan in which they enrolled before they became eligible for Medicare, and a preference by members to enroll in various special needs plans, which we do not offer;
•a failure to effectively compete and offer low cost and high value plans;
•difficulties establishing an attractive network in new markets;
•regulatory changes affecting the overall pool of MA eligible beneficiaries; and
•difficulties growing our provider networks and contracting with providers and medical facilities on competitive terms.

In addition, in some instances, Original Medicare or other insurers' MA plans may be more attractive to a consumer than our MA plans. For example, though a substantial majority of our members are on open-network plans that enable them to visit any doctor participating in Medicare who will see them, our HMO plans have restrictions on the network of doctors that HMO members can see. Other providers participating in Medicare may choose to see no members or only members participating in specific plans. It is also possible that Original Medicare or other insurers' MA plans may offer better provider networks in particular markets or better benefits, in which case those plans may be more attractive to a consumer than our MA plans. When the time to choose an MA plan comes, Medicare-eligible consumers may also choose to stay with the same insurer that was offered by their employer instead of transitioning to our insurance plan. In those instances, consumers may opt not to purchase an MA plan from us.

The growth in our membership is highly dependent upon our success in attracting new members during the Medicare annual enrollment period and open enrollment period. If our ability or the ability of our partners to market and sell our MA plans is constrained during an enrollment period for any reason, such as technology failures, reduced allocation of resources, any inability on the part of our partners to timely employ, license, train, certify and retain employees and contractors and their agents to sell plans, interruptions in the operation of our website or systems, disruptions caused by other external factors, such as the COVID-19 pandemic, or issues with government-run health insurance exchanges, we could acquire fewer new members than expected or suffer a reduction in the number of our existing members. Our business, results of operations, and financial condition could be harmed by any of these factors.

At December 31, 2022, we had 164,887 aligned Non-Insurance Beneficiaries. As of that date, we had approximately 1,560 contracted participant providers managing primary care for our Non-Insurance Beneficiaries and, additionally, we had approximately 1,675 preferred providers and preferred facilities in our Non-Insurance network. In connection with the 2023 performance year, we strategically reduced the number of ACO REACH participant physicians, and, at the beginning of January 2023, we had approximately 605 contracted participant providers who manage primary care for our Non-Insurance Beneficiaries in 13 states. Additionally, at the beginning of January 2023, we had approximately 1,540 preferred providers and preferred facilities in our ACO REACH network. Non-Insurance Beneficiary growth is dependent upon the number and size of the providers that contract with the ACO, and CMS' alignment rules. Our ability to grow and maintain our number of Non-Insurance Beneficiaries may be impacted by several factors, including, without limitation:
•lack of brand recognition;
•regulatory changes affecting the overall pool of Medicare-eligible patients;
•regulatory changes impacting provider participation in Medicare value-based programs;
•failure to effectively compete and offer competitive payment incentives to attract participant providers and "preferred" providers, which include specialists and ancillary facilities that agree to participate in Non-Insurance with Clover's ACO;
•programmatic adjustments made to the ACO REACH Model;
•changes in existing shared savings programs or the addition of new shared savings programs;
•changes in the alignment methodology that CMS uses to align beneficiaries to participants in the ACO REACH Model;
•changes in our ability, or the process required, to voluntarily align beneficiaries; and
•any notification that CMS intends to discontinue or alter the ACO REACH Model or our participation in the program in a significant manner.

Other factors that could limit our beneficiary growth include, among others: potential non-compliance with CMS requirements and other laws and regulations, which could result in sanctions against us that prevent us from, among other actions, marketing or enrolling in existing markets or entering new markets; delays in the anticipated timing of activities related to such growth initiatives, strategies, and operating plans; increased difficulty and cost in implementing these efforts, including difficulties in complying with existing as well as new regulatory requirements; and the incurrence of other unexpected costs associated with operating the business.

In addition, our decisions concerning the allocation of management and financial resources toward efforts to grow our Lives under Clover Management in certain markets may not lead to the growth we expect, or any growth. Similarly, our potential decisions to delay entering or terminate our services in any market may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. We may also choose to terminate contracts with providers contracted with our ACO if they do not meet our performance standards, or providers may choose not to continue working with us, either of which could reduce our number of Non-Insurance Beneficiaries. If we make incorrect determinations regarding the viability or potential for membership growth in any specific market, our business, financial condition, and results of operations could be materially adversely affected. As a result, we may fail to capitalize on viable commercial opportunities or be required to forgo or delay pursuit of opportunities that may later prove to have greater commercial potential than those we choose to pursue.

As a result, we cannot assure you that we will be able to increase our number of Lives under Clover Management or assure you about the extent to which we will be able to achieve beneficiary growth.

Our members and Non-Insurance Beneficiaries remain concentrated in certain geographic areas and populations, which exposes us to unfavorable changes in local benefit costs, reimbursement rates, competition, and economic conditions.

Our members and Non-Insurance Beneficiaries remain concentrated in certain geographic areas in the United States and in certain populations. Many are low-income, and a significant number are people of color. At December 31, 2022, approximately 81.6% of our Medicare Advantage members, most of whom were in two metropolitan areas, were residents of New Jersey. With respect to the DCE, at December 31, 2022, approximately 15.6% of our Non-Insurance Beneficiaries were aligned to providers in New York, with an additional 24.6% in New Jersey and 18.5% in Kansas. Unfavorable changes in healthcare or other benefit costs or reimbursement rates or increased competition in these states or any other geographic area where our members and Non-Insurance Beneficiaries become concentrated in the future could therefore have a disproportionately adverse effect on our results of operations.

Our new markets, particularly rural markets, may not be as profitable to serve as our existing markets.

While we have plans to grow our Lives under Clover Management geographically and across demographics, there is no guarantee that we will be successful in doing so. In addition, as a result of our mission to make great healthcare available to everyone, we seek to provide high-value and affordable MA plans in every market in which we operate, which may expose us to higher risk for increased medical costs. Through our participation in the ACO REACH Model, we are also planning to expand into new markets through contracting with participant and preferred providers. Given that there are significant health disparities in the United States based on minority and socioeconomic status, and that our low-income and minority beneficiaries tend to have more chronic illnesses, our strategy could result in our healthcare costs exceeding those of comparable MA plans and other participants in the ACO REACH Model who seek to curate their membership. While we believe that with Clover Assistant, we can reduce costs of all of our beneficiaries and drive increasingly better unit economics at scale, there can be no assurances that we will succeed in doing so. We intend to expand into an increasing percentage of counties that CMS classifies as rural. Due to the rural nature of these markets, we may have difficulty providing the same level and types of clinical care as we provide in our other markets. If the medical expenses of beneficiaries in such counties are higher than we anticipate, or if the rates of Clover Assistant adoption in such counties are lower than we anticipate, we may not be able to serve such counties with economic results as favorable as we expect in non-rural counties that we currently predominately serve. If the clinical care we can provide in these rural markets is limited, we may not be able to achieve the same cost savings in these markets as we have previously achieved in our existing markets. As a result, if we are unable to profitably grow and diversify our Lives under Clover Management geographically, our revenue and operating results may be disproportionately affected by adverse changes affecting our beneficiaries.

Our results of operations may be adversely affected if we are unable to grow our provider networks or contract with providers, medical facilities, and other entities on competitive terms.

Our success requires that we successfully maintain and grow our provider networks and contract with providers and medical facilities in new markets in order to meet CMS requirements relating to network adequacy. In addition, in order to retain our members and Non-Insurance Beneficiaries and attract additional beneficiaries, our provider networks, including those providers participating in Medicare and willing to see our beneficiaries but who we have not contracted with, must be not only adequate, but attractive, providing Medicare-eligible beneficiaries access to the providers and facilities that they want. We also provide prescription drug benefits and contract with pharmacy benefit management service suppliers to manage pharmacy benefits for our members. There can be no assurance that we will be able to contract with new providers, facilities and other entities in our current markets or new markets in which we enter or renew any contracts we maintain with existing providers or facilities on favorable terms, if at all. If we are unable to enter into new contracts or maintain contracts with providers or facilities in certain markets, we may be unable to meet network adequacy requirements which would prevent us from serving such markets. That could have a material adverse effect on our business, financial condition, and results of operations.

In addition, certain markets in the United States are dominated by a few providers or facilities, have a limited number of providers in a particular specialty or have a limited number of facilities, which may make it particularly difficult for us to enter into such markets and compete effectively. This may be especially true if those providers, specialists, or facilities are unwilling to contract with us, demand higher payments or take other actions that could result in higher medical care costs for us, less desirable plans and products for members and providers, a decline in our growth rate, or difficulty in meeting regulatory or accreditation requirements. Our ability to develop and maintain satisfactory relationships with providers and facilities may also be negatively impacted by factors not associated with us, such as changes in Medicare programs and other pressures on healthcare providers, including consolidation activity among hospitals, physician groups, and other healthcare providers. Such organizations or provider groups may compete directly with us, which could adversely affect our growth. The failure to maintain or to secure new cost-effective provider contracts may make it more difficult to increase adoption of Clover Assistant by providers as well as lead to higher costs, healthcare provider network disruptions and less attractive options for our beneficiaries. Any of these factors could have a material adverse effect on our business, financial condition, and results of operations.

We may be unable to effectively manage our growth, which could have a material adverse effect on our business, financial condition, and results of operation.

If we are unable to manage our growth effectively, through, for example, an unexpected increase in members, a rapid expansion in geographies served, or a sudden growth in hiring, we may incur unexpected expenses, which could materially adversely affect our business, financial condition, and results of operations. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our information technology ("IT"), security infrastructure, and financial and accounting systems and controls, which will place additional demands on our resources and operations. We must also attract, train and retain, or contract with third parties to provide a significant number of qualified software engineers, IT engineers, data scientists, medical personnel, insurance operations personnel, sales and marketing personnel, management personnel and professional services personnel. The availability of such personnel, in particular software engineers, may be constrained. This will require us to invest in and commit significant financial, operational, and management resources to grow and change in these areas which may disrupt our operations and performance and adversely affect our business, financial condition, and results of operation.

We operate in a competitive industry, and if we are not able to compete effectively, our business, financial condition, and results of operations will be harmed.

The markets for MA plans and related products are highly competitive. We compete in certain segments within the healthcare market, including MA plans as well as other healthcare technology platforms, and the FFS market. Competition in our market involves rapidly changing technologies, evolving regulatory requirements and industry expectations, new product offerings and constantly evolving beneficiary and provider preferences and user requirements. We currently face competition from a range of companies, including other incumbent MA providers and health insurance companies, many of whom are developing their own technology or partnering with third-party technology providers to drive improvements in care. Our competitors generally include large, national insurers, such as United Health, Aetna, Humana, Cigna, Centene, and Elevance Health that provide MA plans, as well as regional-based companies or health plans that provide MA plans, including Blue Cross Blue Shield affiliates, Bright Health, Alignment Health, Devoted Health, Oscar Health, hospital systems, and provider-based organizations. As a result of our recent entry into CMS' new ACO REACH Model, we also face competition from other Non-Insurance participants including provider groups, ACOs, and MCOs. These competitors include Oak Street Health, VillageMD, Humana, Elevance Health, Aledade, Signify, Bright Health Group, Cano Health, and Iora with One Medical. Competition from these and other new entrants may intensify as the FFS market develops and business models evolve to address it. In addition, as we enter into new markets, we may compete with regional start-up companies that offer MA plans and other participants in the ACO REACH Model. Also, as we develop other products and enter new lines of business, and other companies do the same, we may compete with providers of healthcare technology platforms, EHR providers, telehealth providers, healthcare data analytics providers, and ACOs. Furthermore, ACOs and practice management companies, which aggregate physician practices for administrative efficiency and marketing leverage, and other organizational structures that physicians, hospitals, and other healthcare providers choose, may change the way in which providers interact with us and may change the competitive landscape. If we are unable to continue to grow and enhance our product and service offerings to our provider users and beneficiaries, develop and deliver innovative and potentially disruptive products and services to satisfy evolving market demands, or develop and recruit qualified physicians and other provider specialists, we may not remain competitive, and we risk inability to maintain or increase our Lives under Clover Management, lack of adoption of our products and services by beneficiaries and provider users, and loss of current market share to existing competitors and disruptive new market entrants.

Any one of these competitive pressures in our market, or our failure to compete effectively, may result in fewer plans being offered; a reduction in plan benefits; reduced services; a loss of existing beneficiaries or inability to grow our number of beneficiaries; fewer provider users; reduced revenues; lower gross margins; and loss of market share. Any failure to meet and address these competitive factors would harm our business, results of operations, and financial condition.

We compete with larger companies that may have stronger brands, and consolidation among competitors would increase competition.

Some of our competitors have greater name recognition, longer operating histories, stronger and more extensive provider networks and other partner relationships, significantly greater financial, technical, marketing, and other resources, lower labor and development costs, greater access to healthcare data and larger beneficiary bases than we do. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns, and adopt more aggressive pricing or payment policies that could allow them to build larger beneficiary bases or provider networks than we have. Our competitors may also provide more desirable products or services or take better care of their beneficiaries.

Further, the healthcare industry in the United States has experienced a substantial amount of consolidation in recent years, resulting in a decrease in the number of insurance carriers, providers, and payors. If we are unable to contract with a provider in a market that has experienced significant consolidation, we may face challenges to establishing or maintaining network adequacy and attractiveness in those markets. Additionally, new competitors may arise as consolidation may create providers that, in and of themselves, meet network adequacy requirements for a market and, as a result, start their own MA plans in that market. In addition, our current or potential competitors may be acquired by third parties with greater available resources. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements and may have the ability to initiate or withstand substantial price competition. Our future growth and success depend on our ability to successfully compete with other companies providing similar services and technological offerings. New competitors or alliances may emerge that have greater market share, a larger beneficiary base, a stronger and larger provider network, more widely adopted proprietary technologies, greater ability to care for their beneficiaries, greater marketing expertise, or greater financial resources and larger sales forces than we have, which could put us at a competitive disadvantage. Considering these factors, even if our MA plans and technology platform are more effective than those of our competitors, current or potential members may purchase competitive plans in lieu of purchasing our health plans, or providers may adopt competing technology platforms in lieu of Clover Assistant. Any such events could adversely affect our business, financial condition, and results of operations.

Our failure to estimate incurred but not reported claims accurately would affect our results of operations.

Due to the time lag between when medical services are actually rendered by our providers and when we (or CMS with respect to the ACO) receive, process and pay a claim for those medical services, our medical care costs include estimates of our incurred but not reported ("IBNR") claims. We estimate our medical expense liabilities using actuarial methods based on historical data adjusted for claims receipt and payment patterns, cost trends, product mix, seasonality, utilization of healthcare services, changes in beneficiaries, provider billing practices, benefit changes, known outbreaks of disease, including COVID-19, or increased incidence of illness such as influenza, the incidence of high dollar or catastrophic claims and other relevant factors. Actual conditions, however, could differ from those we assume in our estimation process. We continually review and update our estimation methods and the resulting accruals and we make adjustments, as necessary, to medical expense when the criteria used to determine IBNR change and when actual claim costs are ultimately determined. As a result of the uncertainties associated with the factors used in these assumptions, the actual amount of medical expense that we incur may be materially more or less than the amount of IBNR originally estimated. If our estimates of IBNR are inadequate in the future, our reported results of operations would be negatively impacted. Further, our inability to estimate IBNR accurately may also affect our ability to take timely corrective actions, further exacerbating the extent of any adverse effect on our results.

Financial accounting for the Medicare Part D benefits requires difficult estimates and assumptions, and if they prove to be incorrect, our results of operations could be adversely affected.

With respect to our CMS contracts that cover members' prescription drugs under Medicare Part D, these contracts contain provisions for risk sharing and certain payments for prescription drug costs for which we are not at risk. These provisions affect our ultimate payments from CMS. The premiums from CMS are subject to certain payment adjustments determined by comparing costs targeted in our annual bids to actual prescription drug costs, reflected by the actual costs that would have been incurred under the standard coverage as defined by CMS. Variances exceeding certain thresholds may result in CMS making additional payments to us or CMS requiring us to refund to CMS a portion of the premiums we received (known as a "risk corridor"). We estimate and recognize an adjustment to premium revenue related to this risk corridor payment settlement based upon pharmacy claims experience. The estimate of the settlement associated with these risk corridor provisions is subject to uncertainty, as it requires us to consider factors for which we lack complete data at the time of estimation.

Reinsurance and low-income cost subsidies represent payments from CMS in connection with the Medicare Part D program for which we assume no risk. Reinsurance subsidies represent payments for CMS' portion of claims costs that exceed the member's out-of-pocket threshold, or the catastrophic coverage level. Low-income cost subsidies represent payments from CMS for all or a portion of the deductible, the coinsurance and co-payment amounts above the out-of-pocket threshold for low-income beneficiaries. Monthly prospective payments from CMS for reinsurance and low-income cost subsidies are based on assumptions submitted with our annual bid. A reconciliation and settlement of CMS' prospective subsidies against actual prescription drug costs we paid is made after the end of the applicable year.

Settlement of the reinsurance and low-income cost subsidies as well as the risk corridor payment is based on a reconciliation made approximately nine months after the close of each calendar year. This reconciliation process requires us to submit claims data necessary for CMS to administer the program. Our claims data may not pass CMS' claims edit processes due to various reasons, including discrepancies in eligibility or classification of low-income members. To the extent our data does not pass CMS' claim edit processes, we may bear the risk for all or a portion of the claim that otherwise may have been subject to the risk corridor provision or forgo payments we would have otherwise received as a low-income subsidy or reinsurance claim. In addition, if the settlement represents an amount CMS owes us, there is a negative impact on our cash flows and financial condition as a result of financing CMS' share of the risk. The opposite is true in the event the settlement represents an amount we owe CMS. If our estimates or assumptions related to our financial accounting for these benefits prove incorrect or insufficient, our results of operations could be adversely affected.

If we are unable to expand our sales and marketing infrastructure or if we fail to overcome challenges relating to marketing of our Insurance business and Non-Insurance business, we may fail to enroll sufficient beneficiaries to meet our forecasts.

We are and will continue to be highly dependent on the ability of our sales force to adequately promote and market our Insurance business MA plans to enroll new members and retain our existing members, and to successfully market our Non-Insurance business to the national provider network to contract with new participant providers and grow our number of Non-Insurance Beneficiaries. If our sales and marketing representatives fail to achieve their objectives, our Lives under Clover Management could decrease or may not increase at levels that are in line with our expectations. This could adversely impact our financial condition and results of operations.

If we are not successful at converting the opportunities presented by new distribution channels and access to local markets, we may not be able to grow our number of beneficiaries or our plans as quickly as we need to, or at all. For example, if insurance brokers and field marketing organizations choose not to market and sell our plans, our business and results of operations would be adversely affected. In addition to the financial impact of having fewer beneficiaries than we anticipated, if we do not grow our Lives under Clover Management, we could find it difficult to retain or increase our contracted providers at favorable rates, which could jeopardize both our ability to provide plans in our current markets or expand into new markets and also our ability to do so in a cost-efficient manner. Additionally, we could be limited in the amount of data that we are able to acquire to further iterate on and refine Clover Assistant. This, in turn, could compromise our ability to deliver on our goals of using Clover Assistant to decrease costs and improve care.

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

In addition to the challenges to expand our sales and marketing efforts, we face significant challenges generally in our marketing efforts. We may market our MA plans through a number of channels including, but not limited to, direct mail, marketing materials in providers' offices, and telesales. Any disruption to any of these methods of communication may compromise our ability to effectively market our MA plans. Further, due to regulations governing when and how we are allowed to market our plans, we have a limited time frame annually to plan and execute on our marketing plans. If we encounter issues with execution during this time frame, we have an even more limited window to address those issues before we are forced to wait for the next annual marketing window. Failure to execute on our marketing plans in the limited window allowed by Medicare regulations could negatively affect our annual member enrollment, and our business, financial condition, and results of operations could be adversely affected. In addition, as one of the newest entrants in the MA business, we face certain disadvantages in free marketing channels provided by the federal government. For example, the Medicare Plan Finder, which provides Medicare-eligible beneficiaries a place to compare plans according to specific characteristics, currently sorts plans with similar characteristics in part based on their plan identification number. As a newer plan, our number is higher and accordingly, Medicare-eligible beneficiaries using this tool may have to click through many pages before they are ever made aware of our plan offerings. Incumbents in the MA business may, therefore, have increased visibility in this marketing channel and in similar marketing channels, which could reduce our take rate and negatively affect our business, results of operations, and financial condition. If we are unable to expand our sales and marketing capabilities, we may not be able to effectively commercialize our existing or planned solutions, which could result in reduced member enrollment and the failure of our enrollment rate to increase in line with our expectations.

If we fail to develop widespread brand recognition or are unable to maintain or enhance our reputation, our business, financial condition, and results of operations will be harmed.

We believe that developing widespread brand recognition and maintaining and enhancing our reputation is critical to our relationships with existing providers and beneficiaries, and to our ability to attract new providers and beneficiaries to our platform and offerings. The promotion of our brand may require us to make substantial investments, and we anticipate that, as our market becomes increasingly competitive, these marketing initiatives may become increasingly difficult and expensive. Brand promotion and marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenues may not offset the expenses we incur, and our results of operations could be harmed. In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of our providers or beneficiaries, could harm our reputation and brand and make it substantially more difficult for us to attract new providers or beneficiaries. If we do not successfully develop widespread brand recognition and maintain and enhance our reputation, our business may not grow and we could lose our relationships with providers or beneficiaries, which would harm our business, financial condition, and results of operations.

If we do not continue to innovate and provide services that are useful to our beneficiaries and providers, we may not remain competitive, and our business, financial condition, and results of operations could suffer.

The market for healthcare in the United States is in the early stages of structural change and is rapidly evolving toward a more value-based care model. Our success depends on our ability to keep pace with technological developments, satisfy increasingly sophisticated beneficiary and provider user requirements, and sustain and grow market acceptance. Our future financial performance will depend in part on our growth in this market and on our ability to adapt to emerging market demands, including adapting to the ways our beneficiaries access and use our MA plans, ACO, and clinical care programs, and the ways our providers use Clover Assistant. Our competitors may develop products and services that may appeal more to our beneficiaries and/or providers. As a result, we must continue to invest significant resources in research and development in order to enhance our existing platform and introduce new high-quality products and features that our beneficiaries and providers will want, while offering our MA plans at competitive prices. In particular, achieving and maintaining broad market acceptance of our MA plans and our products, including Clover Assistant, could be negatively affected by many factors, including:
•changes in member and provider needs and preferences;
•lack of evidence supporting the ease-of-use, cost savings or other perceived benefits of our MA plans;
•lack of evidence supporting the ease-of-use, costs savings or other perceived benefits of our Clover Assistant platform over competitive products and technology platforms; and
•perceived risks associated with the use of our Clover Assistant platform, similar products or technologies generally.

In addition, our Clover Assistant platform may be perceived by our providers, potential and current, to be more complicated or less effective than traditional approaches, and they may be unwilling to change their current workflows or healthcare practices. Healthcare providers are often slow to change their medical treatment practices for a variety of reasons, including perceived liability risks arising from the use of new products and services. Accordingly, healthcare providers may not utilize Clover Assistant until there is enough evidence to convince them to alter their current approach or until the number of Clover beneficiaries that they see expands to a point where they feel it is necessary to do so. Any of these factors could adversely affect the demand for and market utilization of our solutions and our growth, which would have a material adverse effect on our business, financial condition, and results of operations.

If we fail to offer high-quality customer support, our business, results of operations, and reputation could suffer.

Our business is dependent upon providing high-quality customer support and service to both our beneficiaries and providers. In particular, our ability to attract and retain membership is dependent upon providing cost effective, quality customer service operations, such as call center operations and claim processing, that meet or exceed our beneficiaries' expectations. We depend on third parties for certain of our customer service operations. If we or our vendors fail to provide service that meets our beneficiaries' expectations, we may have difficulty retaining or growing our Lives under Clover Management, which could adversely affect our business, financial condition, and results of operations.

While we have designed Clover Assistant to be easy to adopt and use, once providers begin using it, they rely on our support services to resolve any platform issues. High-quality user education and customer experience have been key to the adoption of Clover Assistant. We expect the importance of high-quality customer experience to increase as we expand our business and pursue new provider users. Any failure to maintain high- quality customer experience, or a market perception that we do not maintain high-quality customer experience, could harm our reputation and our ability to grow the number of users of our platform. This could in turn harm our business, results of operations, and financial condition. Additionally, as the number of providers using Clover Assistant grows, we will need to hire additional support personnel to provide efficient product support at scale. If we are unable to provide such support, our business, results of operations, financial condition, and reputation could be harmed.

Real or perceived errors, failures, vulnerabilities, or bugs in Clover Assistant would harm our business, results of operations, and financial condition.

The software technology underlying and integrating with Clover Assistant is inherently complex and may contain material defects or errors. Errors, failures, vulnerabilities, or bugs have in the past, and may in the future, occur in Clover Assistant, especially when updates are deployed or new features, integrations, or capabilities are rolled out. For example, if the clinical features or suggestions provided through Clover Assistant were to fail, our systems could experience data loss and/or providers may become frustrated with Clover Assistant, which in turn may affect retention and adoption of Clover Assistant by providers. Additionally, if a bug was discovered in Clover Assistant that made Clover Assistant vulnerable to malicious attacks or exposed our beneficiary data to third parties, providers may cease to trust and use the platform. Among other things, this would affect our ability to collect data. Any such errors, failures, vulnerabilities, or bugs may not be found until after new features, integrations, or capabilities have been released.

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

Our results of operations have in the past and could in the future vary significantly from quarter-to-quarter and year-to-year and may fail to match our past performance, our projections, or the expectations of securities analysts because of a variety of factors, many of which are outside of our control. As a result, we may not be able to accurately predict our operating results and growth rate. Any of these events could cause the market price of our common stock to fluctuate. Factors that may contribute to the variability of our operating results include:
•the timing of the enrollment periods and related sales and marketing expenses;
•the timing of risk adjustments;
•the addition or loss of large hospital and healthcare systems in our provider network, including due to acquisitions or consolidations of such systems;
•the timing of recognition of revenues, including possible delays in the recognition of revenues;
•the amount and timing of operating expenses related to the maintenance and expansion of our business, operations, and infrastructure;
•our ability to effectively manage the size and composition of our in-house clinician program relative to the level of demand for services from our members;
•the timing and success of introductions of new products and services by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, hospital and healthcare systems, or strategic partners;
•the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies;
•the timing and/or delays in rolling out technology or platform updates;
•technical difficulties or interruptions in Clover Assistant;
•our ability to increase provider adoption of Clover Assistant;
•our ability to attract new beneficiaries;
•breaches of information security or privacy, and any associated fines or penalties or damage to our reputation;
•our ability to hire and retain qualified personnel, including for our in-house clinician program;

•changes in the structure of healthcare provider and payment systems;
•changes in the legislative or regulatory environment, including with respect to healthcare, telehealth, privacy, or data protection, or enforcement by government regulators, including fines, orders, sanctions, or consent decrees;
•the cost and potential outcomes of ongoing or future regulatory audits, investigations, or litigation;
•reinstitution of travel restrictions, shelter-in-place orders and other social distancing measures implemented to combat any health emergency or pandemic (including the COVID-19 pandemic), and their impact on economic, industry and market conditions, patient visits and our ability to conduct business;
•political, economic and social instability, including terrorist activities, geopolitical events such as the Russia-Ukraine war and health epidemics, and any disruption these events may cause to any of our offices, to the healthcare system, or to the global economy;
•changes in our and our competitors' pricing policies; and
•changes in business or macroeconomic conditions.

The impact of one or more of the foregoing and other factors may cause our results of operations to vary significantly. As such, we believe that quarter-to-quarter and year-to-year comparisons of our operating results may not be meaningful and should not be relied upon as an indication of our future performance.

Market, regulatory and political conditions, including general economic conditions, rates of inflation and political developments in the United States and abroad, may have adverse consequences on our business, financial condition and share price.

Our business may be affected by conditions and trends in the financial markets and general economic and political conditions. The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, higher cost of human capital, geopolitical uncertainty and instability, including the ongoing conflict between Russia and Ukraine, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates, changes in tax policy and uncertainty about economic stability. The U.S. federal government and other governments may reduce funding for health care or other programs or make changes that adversely affect the number of persons eligible for certain programs, the services provided to enrollees in such programs and premiums we can charge. Any of these factors could have a material adverse effect on our businesses, results of operations, and cash flows. In addition, the failure of the U.S. federal government to manage its fiscal matters or to raise or further suspend the debt ceiling, and changes in the amount of federal debt, may negatively impact the economic environment, curtail spending on health and health care related matters and adversely impact our results of operations. Furthermore, on August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, may significantly impact the health insurance industry. We are continuing to determine the potential effects that this legislation and others may have on our business and operating results. Any such volatility and disruptions, or a general sustained economic downturn or other developments, may have adverse consequences on us or on our third party relationships (including relationships with vendors and health care providers).

Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate; even if the markets in which we compete achieve the forecasted growth, our business could fail to grow at similar rates, if at all.

Our market opportunity estimates and growth forecasts are subject to significant uncertainty and they are based on assumptions and estimates that may prove to be inaccurate. Even if the market in which we compete meets our size estimates and forecasted growth, our business could fail to grow for a variety of reasons outside our control, including competition in our industry. The principal assumptions relating to our market opportunity include the growth of the Medicare eligible population as well as the growth and stability of risk-adjusted payments paid by CMS, among other things. Our market opportunity is also based on the assumption that our existing and future offerings will be more attractive to our beneficiaries and providers and potential beneficiaries and providers than competing MA plans and other participants in the ACO REACH Model. If these assumptions prove inaccurate, our business, financial condition, and results of operations could be adversely affected.

We may become subject to medical liability claims, which could cause us to incur significant expenses, may require us to pay significant damages if not covered by insurance, and could adversely affect our business, financial condition, and results of operations.

We and our affiliated professional entities may be subject to professional liability claims and, if these claims are successful, substantial damage awards. With respect to Clover Home Care, the direct provision of healthcare services by certain of our subsidiaries involves risks arising from medical malpractice claims relating to the delivery of healthcare and related services. Although we maintain insurance covering medical malpractice claims in amounts that we believe are appropriate in light of the risks attendant to our business, we cannot predict the outcomes of medical malpractice cases, or the effect that any claims of this nature, regardless of their ultimate outcome, could have on our business or reputation or on our ability to attract and retain members.

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

We have direct operations in Hong Kong and Canada, as well as contracted operations in other countries including the Philippines, Colombia, India, the UK, and New Zealand. We may in the future expand our operations to other countries. Substantially all of our software research and development is performed internationally, by internal resources and a variety of offshore vendors in locations such as Hong Kong and India. While these arrangements may lower operating costs, they also subject us to the uncertain political climates, including political unrest and uncertainty in Hong Kong, such as Hong Kong national security law and other developments, and potential disruptions in international trade, including export control laws (such as deemed export restrictions applicable to software) and any amendments to those laws, as well as potentially increased data security and privacy risks and local economic and labor conditions.

If we are unable to leverage our full software development team, this may result in decreased ability to innovate and maintain Clover Assistant and carry out health plan data operations, which may in turn lead to adverse effects on our business, financial conditions and results of operations. Additionally, we conduct certain of our call center operations in the Philippines and Colombia and work with a company in India for claims processing and coding. Our oversight aimed at ensuring adherence to applicable quality and compliance standards may be more difficult with vendor companies located outside of the United States and may both make it more difficult for us to achieve our operational objectives and expose us to additional liability. Countries outside of the United States may be subject to relatively higher degrees of political and social instability and may lack the infrastructure to withstand political unrest or natural disasters. The occurrence of natural disasters, pandemics (such as the COVID-19 pandemic), or political or economic instability in these countries or regions could interfere with work performed by these labor sources or could result in our having to replace or reduce these labor sources. Our vendors in other countries could potentially shut down suddenly for any reason, including financial problems or personnel issues. Such disruptions could decrease efficiency, increase our costs, and have an adverse effect on our business and results of operations.

The practice of utilizing labor based in foreign countries has come under increased scrutiny in the United States. Governmental authorities, including CMS, could seek to impose financial costs or restrictions on foreign companies providing services to customers or companies in the United States. Governmental authorities may attempt to prohibit or otherwise discourage us from sourcing services from offshore labor. In addition, insurance carriers may require us to use labor based in the United States for regulatory or other reasons. To the extent that we are required to use labor based in the United States, we may face increased costs as a result of higher-priced United States-based labor.

Compliance with applicable U.S. and foreign laws and regulations, such as import and export requirements, anti-corruption laws, tax laws, foreign exchange controls, data privacy and data localization requirements, labor laws, and anti-competition regulations, increases the costs of doing business in foreign jurisdictions. Although we have implemented policies and procedures to comply with these laws and regulations, a violation by our employees, contractors, or agents could nevertheless occur. In some cases, compliance with the laws and regulations of one country could violate the laws and regulations of another country. Violations of these laws and regulations could materially adversely affect our brand, growth efforts, and business.

Furthermore, weakness of the U.S. dollar in relation to the currencies used in these foreign countries may also reduce the savings achievable through our strategy of contracting out certain services and could have an adverse effect on our business, financial condition, and results of operations.

Our failure to successfully manage our international operations and the associated risks effectively could limit the future growth of our business.

If we are successful in expanding our Lives under Clover Management across the United States, we may incur increased expenses and risks related to compliance with state licensure requirements, which could impact our business and results of operations.

State regulators require us to maintain a valid license in each state in which we transact health insurance business, maintain minimum amounts of capital and surplus. They further require that we adhere to sales, documentation and administration practices specific to that state. We must maintain our health insurance licenses to continue marketing our plans and might have to secure additional licenses if we expand in markets where we do not yet have licenses. In addition, each employee who participates in the sale of health insurance on our behalf must maintain a valid license in one or more states. If we are to do business in a number of jurisdictions or expand our plan offerings, compliance with health insurance-related laws, rules, and regulations may be difficult and may impose significant costs on our business. Each jurisdiction's insurance department typically has the power to, among other things:
•grant and revoke licenses to transact insurance business;
•monitor compliance with minimum capital and surplus requirements;
•conduct inquiries into the insurance-related activities and conduct of agents and agencies;
•require and regulate disclosure in connection with the sale and solicitation of health insurance;
•authorize how, by which personnel and under what circumstances insurance premiums can be quoted and published and insurance policies can be sold;
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

In addition, we must ensure that our agents have received all licenses, appointments, and certifications required by state authorities in order to transact business. New state insurance laws, regulations, and guidelines also may not be compatible with the sale of health insurance over the Internet or with various aspects of our platform or manner of marketing or selling health insurance plans. The applicability of state insurance laws to new healthcare payment models can be especially unclear and subject to differing interpretations. Failure to comply with insurance laws, regulations, and guidelines or other laws and regulations applicable to our business could result in significant liability, additional department of insurance licensing requirements, required modification of our advertising and business practices, the revocation of our licenses in a particular jurisdiction, termination of our relationship with carriers, loss of commissions and/or our inability to sell health insurance plans. These events could significantly increase our operating expenses, result in the loss of carrier relationships and our commission revenue, and otherwise harm our business, results of operations and financial condition. Moreover, an adverse regulatory action in one jurisdiction could result in penalties and adversely affect our license status, business, or reputation in other jurisdictions due to the requirement that adverse regulatory actions in one jurisdiction be reported to other jurisdictions. Even if the allegations in any regulatory or other action against us are proven false, any surrounding negative publicity could harm consumer, marketing partner or carrier confidence in us, which could significantly damage our brand.

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

We rely on third-party providers for computing infrastructure, network connectivity, and other technology-related services needed to deliver our technology platform and products. Any disruption in the services provided by such third-party providers could adversely affect our business and subject us to liability.

We rely on cloud service providers, such as Amazon Web Services and Google Cloud, to provide the cloud computing infrastructure that we use to host our platform, products, and many of the internal tools we use to operate our business. While we control and have access to our servers, we do not control the operation of the facilities where the servers are located. While we have a long-term commitment with these cloud service providers, and our platform, products, and internal tools use computing, storage capabilities, bandwidth, and other services provided by these cloud services providers, the services providers have no obligation to renew their agreements with us on commercially reasonable terms, or at all, upon the expiration of such commitment. Any significant disruption of, limitation of our access to, or other interference with, our use of these cloud service providers could negatively impact our operations and could materially harm our business. In addition, any transition of the cloud services currently provided by these cloud service providers to another cloud services provider would require significant time and expense and could disrupt or degrade delivery of our platform. Our business relies on the availability of our platform and products for our beneficiaries and provider users, and we may lose beneficiaries and provider users if they are not able to access our platform or encounter difficulties in doing so. The level of service provided by cloud service providers could affect the availability or speed of our platform, which may also impact the usage of, and our provider users' satisfaction with, our platform and could materially harm our business and reputation. If cloud service providers increase pricing terms, terminate or seek to terminate our contractual relationship, or if we are unable to renew any agreement on commercially reasonable terms, establish more favorable relationships with our competitors, or change or interpret their terms of service or policies in a manner that is unfavorable with respect to us, we may be required to transfer our servers and other infrastructure to a different service provider, and our business, results of operations, and financial condition could be harmed. This may result in significant additional costs and possible services interruptions. Additionally, if our cloud service providers are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. For example, a rapid expansion of our business could cause the service levels provided by our cloud service providers to fail or experience delays. Any changes or disruptions in our cloud service providers' service levels could adversely affect our reputation or result in lengthy interruptions in our services and negatively affect our business.

Our failure to protect our sites, networks, and systems against security breaches, or otherwise to protect our confidential or health information or the confidential or health information of our beneficiaries, providers, or other third parties, would damage our reputation and brand, and substantially harm our business and results of operations.

Breaches of our security measures or those of our third-party service providers or other cyber security incidents could result in unauthorized access to our sites, networks, systems, and accounts; unauthorized access to, and misappropriation of, individuals' personal identifying information, personal health information, or other confidential or proprietary information of ourselves, our beneficiaries, or other third parties; viruses, worms, spyware, or other malware being served from our platform, networks, or systems; deletion or modification of content or the display of unauthorized content on our platform; the loss of access to critical data or systems through ransomware, destructive attacks or other means; and business delays, service or system disruptions or denials of service. If any of these breaches of security should occur, we cannot guarantee that recovery protocols and backup systems will be sufficient to prevent data loss. The harm related to such breaches might include interruption, disruption, or malfunction of operations, including with respect to telehealth services; costs relating to breach remediation, deployment of additional personnel and protection technologies, and response to governmental investigations and media inquiries and coverage; engagement of third-party experts and consultants; and litigation, regulatory action, and other potential liabilities. Our reputation and brand could be damaged, our business may suffer, and we could be required to expend significant capital and other resources to alleviate problems caused by such breaches. Actual or anticipated security breaches or attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants.

Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data protection, data security, network and information systems security, and other laws, and cause significant legal and financial exposure, adverse publicity, and a loss of confidence in our security measures. These factors could have a material adverse effect on our business, results of operations, and financial condition. We devote significant resources to protect against security breaches, and we may need to devote significantly more resources in the future to address problems caused by breaches, including notifying affected subscribers and responding to any resulting litigation. Any such use of resources diverts resources from the growth and expansion of our business.

Our growth depends in part on the success of our strategic relationships with third parties.

In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties to perform certain operational functions and services, to support and use our Clover Assistant and technology platforms, and to support our general services and administration functions. These third parties include, for example, insurance brokers, our information technology system providers, data submission providers, coders, quality metrics auditors, pharmacy benefit management ("PBM"), services suppliers, enrollment administration providers, and customer service, provider support line, call center and claim and billing service providers. We also rely on integrations with EHR providers and clinical software developers. If their services become unavailable, our operations and business strategies could be significantly disrupted. For example, we have entered into agreements with our PBM services suppliers to provide us and certain of our beneficiaries with certain PBM services, such as claims processing, mail pharmacy services, specialty pharmacy services, retail network pharmacy network services, participating pharmacy audit services, reporting, and formulary services. If any such agreements were to terminate for any reason or one of our PBM services supplier's ability to perform their respective obligations under their agreements with us were impaired, we may not be able to find an alternative supplier in a timely manner or on acceptable financial terms. As a result, our costs may increase, we would not realize the anticipated benefits of our agreements for PBM services, and we may not be able to meet the full demands of our beneficiaries. Any of these events could have a material adverse effect on our business, brand, reputation, and results of operations. Furthermore, certain legislative authorities have in recent years discussed or proposed legislation that would restrict outsourcing of certain services. In addition, we may be held accountable for any failure of performance by our vendors. Significant failure by a third party to perform in accordance with the terms of our contracts or applicable law could subject us to fines or other sanctions or otherwise have a material adverse effect on our business and results of operations. A termination of our agreements with, or disruption in the performance of, one or more of these service providers could result in service disruption or unavailability, and harm our ability to continue to develop, maintain and improve Clover Assistant. This could decrease the usefulness of Clover Assistant and result in decreased adoption by providers and potentially higher medical costs for our beneficiaries, increased or duplicative costs for us, and our inability to meet our obligations to our beneficiaries; it could also require us to seek alternative service providers on less favorable contract terms, any of which can adversely affect our business, brand, reputation and results of operating. Additionally, if our service partners and vendors do not utilize industry standards with respect to privacy and data requirements, or other applicable safeguards, we may be exposed to additional liability, the breach of our patient data, or loss of our ability to provide plans and services.

Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of our beneficiaries and provider users, as our partners may no longer facilitate the enrollment of Medicare-eligible beneficiaries into, or the effective and efficient operations of, our Insurance and Non-Insurance businesses or the adoption of Clover Assistant by providers. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenues could be impaired and our results of operations may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased revenues or an increase in the number of beneficiaries or provider users of Clover Assistant.

Because competition for qualified personnel is intense, we may not be able to attract and retain the highly skilled employees we need to execute our business strategies and growth plans.

To execute on our business strategies and growth plans, we must attract and retain highly qualified personnel in our US and international offices, including Hong Kong. The pool of qualified personnel with experience working in the healthcare market, and particularly MA, is limited. As we become a more mature company, we may find our recruiting efforts more challenging. The incentives to attract, retain, and motivate employees provided by our stock options and other equity awards, or by other compensation arrangements, may not be effective. As such, we may not be successful in continuing to attract and retain qualified personnel. Our recruiting efforts may also be limited by laws and regulations, such as restrictive immigration laws, and restrictions on travel or availability of visas. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

Current macroeconomic, industry and labor market conditions have exacerbated an already highly competitive market for hiring and retaining employees with relevant qualifications and experience. There is an ongoing national labor shortage, particularly for highly qualified personnel. Labor market trends also include high attrition and wage inflation, and some candidates and new personnel may have different expectations from our current workforce.

Moreover, we believe that a critical element of our ability to successfully attract, train and retain qualified personnel is our corporate culture, which we believe fosters innovation, collaboration, diversity and inclusion, and a focus on execution, all in an environment of high ethical standards. Our hybrid/remote work policies may present challenges in maintaining these important aspects of our corporate culture, and a failure to maintain our corporate culture could negatively impact us. Further, we rely on our key personnel to lead with integrity and to meet our high ethical standards that promote excellent performance and cultivate diversity, equity and inclusion. To the extent any of our key personnel were to behave in a way that is inconsistent with our values, including with respect to legal or regulatory compliance, financial reporting or people management, we could experience a materially adverse impact to our reputation and our operating results. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

We depend on our senior management team and other key employees; the loss of one or more of these employees or an inability to attract and retain additional qualified key personnel could adversely affect our business.

Our success depends largely upon the continued services and reputation of our senior management and other key personnel. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives and key employees, which could disrupt our business. We can provide no assurance that any of our executives or key employees will continue their employment with us. Our senior management and key employees are "at-will" employees and therefore may terminate employment with us at any time with no advance notice. In addition, we currently do not have "key person" insurance on any of our employees. We also rely on our leadership team in the areas of research and development, marketing, services, and general and administrative functions. The loss and replacement of one or more of our members of senior management or other key employees, including our Chief Executive Officer, Andrew Toy, would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives. In addition, our positive reputation is in part derived from the business success and standing in the community of our senior management, in particular our Chief Executive Officer. As a result, any negative perception of our senior management by our current or prospective investors, beneficiaries, or providers, or any negative press stories about our senior management, may harm our reputation and damage our business prospects. Furthermore, executive officer transitions, volatility or lack of performance in our stock price may affect our ability to attract and retain replacements should key personnel depart. If we are not able to retain any of our key personnel, our business, results of operations, and financial condition could be harmed.

We may engage in merger and acquisition activities, which would require significant management attention, disrupt our business, dilute stockholder value, and adversely affect our business, results of operations, and financial condition.

As part of our business strategy to expand usage of our Clover Assistant platform, offer our plans in additional markets, extend the provision of in-home care services in those additional markets and grow our business in response to changing technologies, provider and beneficiary demand, and competitive pressures, we may in the future make investments or acquisitions in other companies, products, or technologies. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve the goals of such acquisition, and any acquisitions we complete could be viewed negatively by providers, beneficiaries, or investors. We may encounter difficult or unforeseen expenditures in integrating an acquisition, particularly if we cannot retain the key personnel of the acquired company. In addition, if we fail to successfully integrate such acquisitions, or the assets, technologies, or personnel associated with such acquisitions, the business and results of operations of the combined company would be adversely affected.

Acquisitions may disrupt our ongoing operations, divert management from their primary responsibilities, subject us to additional liabilities, increase our expenses, subject us to increased regulatory requirements, cause adverse tax consequences or unfavorable accounting treatment, expose us to claims and disputes by stockholders and third parties, and adversely impact our business, financial condition, and results of operations. We may not successfully evaluate or utilize the acquired assets or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may pay cash for any such acquisition, which would limit other potential uses for our cash. If we incur debt to fund any such acquisition, such debt may subject us to material restrictions in our ability to conduct our business, result in increased fixed obligations, and subject us to covenants or other restrictions that would decrease our operational flexibility and impede our ability to manage our operations. If we issue a significant amount of equity securities in connection with future acquisitions, existing stockholders' ownership would be diluted.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") and our key metrics require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes and amounts reported in our key metrics. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed further in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 (Summary of Significant Accounting Policies) to the consolidated financial statements included in this Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to the amounts of IBNR claims, recoveries from third parties for coordination of benefits, and the final determination of medical cost adjustment pools. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions. This could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

We are currently, and may in the future be, subject to investigations and litigation, which could be costly and time-consuming to defend. The outcomes of these matters cannot be predicted.

We are currently subject to various litigation matters as described in the section entitled "Item 3. Legal Proceedings," and Note 21 (Commitments and Contingencies) to the consolidated financial statements included in this Form 10-K.

We are currently, and may in the future be, subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by providers, facilities, consultants, and vendors in connection with commercial disputes, or employment claims made by our current or former employees. As previously disclosed, we have received an inquiry from the U.S. Department of Justice ("DOJ"), and also may be, in the future, subject to regular and special governmental market conduct and other audits, investigations, inquiries and/or reviews by/from, and we receive and may receive subpoenas and other requests for information from, various federal and state agencies, regulatory authorities, attorneys general, committees, subcommittees and members of the U.S. Congress and other state, federal and international governmental authorities. In the United States, federal and state governments have made investigating and prosecuting healthcare and other insurance fraud, waste, and abuse a priority. Fraud, waste, and abuse prohibitions encompass a wide range of activities, including kickbacks for referral of beneficiaries or federally reimbursable healthcare products or services, fraudulent coding practices, billing for unnecessary medical and/or other covered services, improper marketing and violations of patient privacy rights. In recent years, the DOJ and the Department of Health and Human Services Office of Inspector General (the "OIG") have increased their scrutiny of healthcare payers and providers, and Medicare Advantage insurers, under the federal FCA, in particular. There have been a number of investigations, prosecutions, convictions, and settlements in the healthcare industry. CMS and the OIG also periodically perform risk adjustment data validation audits of selected MA health plans to validate the coding practices of and supporting documentation maintained by healthcare providers. Our plans could be selected for such audits, which could result in retrospective adjustments to payments made to our health plans, fines, corrective action plans, or other adverse action by CMS.

We also may be subject to lawsuits (including qui tam or "whistleblower" actions) under the FCA and comparable state laws for submitting allegedly fraudulent or otherwise inappropriate claims for payments for services under the Medicare program. In recent years, government oversight and law enforcement agencies, as well as private party relators, have become increasingly active and aggressive in investigating and taking legal action against potential fraud and abuse. These lawsuits, which may be initiated by government authorities or the relator alone, can involve significant monetary exposure under the FCA, which provides for treble damages and significant mandatory minimum penalties for each false claim or statement. Healthcare plans and providers thus often seek to resolve these types of allegations through settlement for significant and material amounts, including in circumstances where they do not acknowledge or admit liability, to avoid the uncertainty of treble damages that may be awarded in litigation proceedings. Such settlements often contain additional compliance and reporting requirements as part of a consent decree or settlement agreement, including, for example, corporate integrity agreements.

There has been increased government scrutiny and litigation involving MA plans under the FCA related to diagnosis coding and risk adjustment practices. In some proceedings involving MA plans, there have been allegations that certain financial arrangements with providers violate other laws governing fraud and abuse, such as the Anti-Kickback Statute. We perform ongoing monitoring of our business practices to help ensure compliance with CMS risk adjustment requirements and applicable laws, which includes review of Clover Assistant features that may be relevant to patient risk assessments and the submission of risk adjustment data to CMS. We also monitor our physician payment practices to help ensure compliance with applicable laws, such as the Anti-Kickback Statute. While we believe that our risk adjustment data collection efforts and relationships with providers, including those related to Clover Assistant, comply with applicable laws, we are and may be subject to audits, reviews and investigation of our practices and arrangements, and the federal government might conclude that they violate the FCA, the Anti-Kickback Statute and/or other federal and state laws governing fraud and abuse. See the section entitled "—Our business activities are highly regulated, and new and proposed government regulation or legislative reforms could increase our cost of doing business and reduce our number of beneficiaries, profitability, and liquidity."

Litigation and audits, investigations or reviews by governmental authorities or regulators may result in substantial costs and may divert management's attention and resources, which may substantially harm our business, financial condition, and results of operations. Insurance may not cover such claims, may not provide sufficient payments to cover all of the costs to resolve one or more such claims, and may not continue to be available on terms acceptable to us. Resolution of some of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which could adversely affect our results of operations and cash flows, thereby harming our business.

The regulations and contractual requirements applicable to us and other market participants are complex and subject to change, making it necessary for us to invest significant resources to help ensure compliance with our regulatory and contractual requirements. Ongoing vigorous legal enforcement and the highly technical regulatory scheme mean that our compliance efforts in this area will continue to require significant resources, and we may not always be successful in ensuring appropriate compliance by our Company, employees, consultants, or vendors, for whose compliance or lack thereof we may be held responsible and liable. Regular and special governmental audits, investigations and reviews, including the DOJ inquiry, could result in changes to our business practices. They could also result in significant or material premium refunds, fines, penalties, civil liabilities, criminal liabilities or other sanctions, including marketing and enrollment sanctions, suspension or exclusion from participation in government programs, and suspension or loss of licensure if we are determined to be in violation of applicable laws or regulations. Any of these audits, reviews, or investigations could have a material adverse effect on our financial position, results of operations or business, or could result in significant liabilities and negative publicity for us.

Risks Related to Governmental Regulation

Programs funded in whole or in part by the U.S. federal government account for a significant portion of our revenues.

Programs funded in whole or in part by the U.S. federal government account for a significant portion of our Total revenues. As our government funded businesses grow, our exposure to changes in federal and state government policy with respect to and/or regulation of the various government funded programs in which we participate also increases. The laws and regulations governing participation in Medicare Advantage and Medicare Part D are complex, are subject to interpretation and can expose us to penalties for non-compliance. Federal, state and local governments have the right to cancel or not to renew their contracts with us on short notice without cause or if funds are not available. Funding for these programs is dependent on many factors outside our control, including general economic conditions, continuing government efforts to contain health care costs and budgetary constraints at the federal or applicable state or local level and general political issues and priorities. The U.S. federal government and our other government customers also may reduce funding for health care or other programs, cancel or decline to renew contracts with us, or make changes that adversely affect the number of persons eligible for certain programs, the services provided to enrollees in such programs, our premiums and our administrative and health care and other benefit costs, any of which could have a material adverse effect on our businesses, results of operations and cash flows.

We derive substantially all of our Total revenues from Medicare Advantage premiums and Direct Contracting revenue and expect to continue to derive a substantial portion of our Total revenues in the future from these lines of business. Changes or developments in Medicare or the health insurance system and laws and regulations governing the health insurance markets in the United States could materially adversely affect our business, results of operations, financial condition, and prospects.

Historically, Medicare Advantage premiums accounted for a significant portion of our Total revenues, and we expect that they will continue to account for a substantial portion of our Total revenues in the future. As currently structured, the premium rates paid to Medicare health plans like ours are established by contract, although the rates differ depending on a combination of factors, including upper payment limits established by CMS, a beneficiary's health profile and status, age, gender, county or region, benefit mix, beneficiary eligibility categories, and a beneficiary's risk score. As a consequence, our profitability is dependent on government funding levels for Medicare programs. Funding for Medicare depends on many factors outside of our control, including general economic conditions and budgetary constraints at the federal or applicable state level. For example, CMS has in the past reduced or frozen Medicare Advantage benchmarks, and additional cuts to Medicare Advantage benchmarks are possible. CMS could apply similar changes to the DC Model in the future. See the risk factor entitled "—Our Non-Insurance business and continued participation in the Medicare fee-for-service market presents unique risks to our business."

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

Our business also depends upon the public and private sector of the U.S. insurance system, which is subject to a changing regulatory environment. Accordingly, the future financial performance of our business will depend in part on our ability to adapt to regulatory developments, including changes in laws and regulations or changes to interpretations of such laws or regulations, especially laws and regulations governing Medicare. For example, in March 2010, the Affordable Care Act ("ACA") became law. The ACA substantially changed the way healthcare is financed by both commercial and government payers and contains a number of provisions that impact our business and operations, including a requirement that MA plans spend at least 85% of premium dollars on medical care, a requirement that CMS apply coding intensity adjustments to Medicare payments (which generated an across-the-board reduction to MA risk scores), and an expansion of Medicaid eligibility to additional categories of individuals. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, as well as the act in its entirety, and there may be additional challenges and amendments to the ACA in the future. The resumption of Medicaid eligibility redeterminations after being suspended during the COVID-19 pandemic could negatively impact the number of members eligible for our Medicaid plans.

Additionally, ongoing healthcare reform efforts and measures may expand the role of government-sponsored coverage, including single payer or so called "Medicare-for-All" proposals, which could have far-reaching implications for the insurance industry if enacted, and reductions in the minimum age for Medicare eligibility. Some proposals would seek to eliminate the private marketplace, whereas others would expand a government-sponsored option to a larger population. We are unable to predict the full impact of healthcare reform initiatives on our operations in light of the uncertainty of whether initiatives will be enacted and the uncertainty regarding the terms and timing of any provisions enacted and the impact of any of those provisions on various healthcare and insurance industry participants. In particular, the expansion of government-sponsored coverage through "Medicare-for-All" or the implementation of a single payer system may require us to reevaluate the manner in which we commercialize our platform and products.

Changes in laws, regulations, and guidelines governing health insurance may also be incompatible with various aspects of our business and require that we make significant modifications to our existing technology or practices. This may be costly and time-consuming to implement and could also harm our business, operating results, and financial condition. Various aspects of healthcare reform could also cause us to discontinue certain health insurance plans or prohibit us from distributing certain health insurance plans in particular jurisdictions. Our business, operating results, financial condition, and prospects may be materially and adversely affected if we are unable to adapt to developments in healthcare reform in the United States.

State corporate practice of medicine and fee-splitting laws govern at least some of our business operations; violation of such laws could result in penalties and adversely affect our arrangements with contractors and our results of operations and financial condition.

In several states where we operate through our subsidiaries, we must comply with state corporate practice of medicine laws that prohibit a business corporation from practicing medicine, employing physicians to practice medicine, or exercising control over medical treatment decisions by physicians. In these states, typically only medical professionals or professional corporations in which the shares are held by licensed physicians or other licensed medical professionals may provide medical care to patients. HMO's are exempt from laws prohibiting the corporate practice of medicine in many states due to the integrated nature of the delivery system. Many states also have some form of fee-splitting law, prohibiting certain business arrangements that involve the splitting or sharing of medical professional fees earned by a physician or another medical professional for the delivery of healthcare services. Prohibitions on the corporate practice of medicine and fee-splitting between physicians and referral sources may be statutory or regulatory, or may be imposed through judicial or regulatory interpretation, and vary widely from state to state.

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

Despite structuring these arrangements in ways that we believe comply with applicable law, governmental authorities may assert that we are engaged in the corporate practice of medicine or that our contractual arrangements with providers constitute unlawful fee-splitting. Moreover, we cannot predict whether changes will be made to existing laws, regulations, or interpretations, or whether new ones will be enacted or adopted. These events could cause us to be out of compliance with these requirements. If our arrangements are found to violate corporate practice of medicine or fee-splitting laws, our provision of services through our employed providers and clinical staff could be deemed impermissible, requiring us to do a restructuring or reorganization of our business, and we could be subject to injunctions or civil or, in some cases, criminal penalties.

Failure to maintain satisfactory quality and performance measures may negatively affect our premium rates, subject us to penalties, limit or reduce our number of beneficiaries, impede our ability to compete for new business in existing or new markets or result in the termination of our contracts, or affect our ability to establish new health plans or expand current health plans. Any of these events could have a material adverse effect on our business, rate of growth and results of operations, financial condition, and cash flows.

Quality scores are used by certain regulatory agencies to establish premium rates and/or calculate performance incentives. In the case of CMS, for example, Star Ratings are used to pay quality bonuses to MA plans to enable high scoring plans to offer enhanced health benefits for their members. Medicare Advantage and Part D plans with Star Ratings of five (5.0) stars or higher are eligible for year-round open enrollment; conversely, plans with lower Star Ratings have more restricted times for enrollment of members. Medicare Advantage and Part D plans with Star Ratings of less than three (3.0) stars in three consecutive years are denoted as "low performing" plans on the CMS website and in the CMS "Medicare and You" handbook. In addition, CMS has the authority to terminate Medicare Advantage and Part D contracts for plans rated below three (3.0) stars in three consecutive years. As a result, Medicare Advantage and Part D plans that achieve higher Star Ratings may have a competitive advantage over plans with lower Star Ratings.

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

Failure to maintain satisfactory quality and service measures could also adversely affect our ability to establish new health plans or expand the business of our existing health plans. In addition, lower quality scores or Star Ratings, when compared to our competitors, may adversely affect our ability to attract members and obtain regulatory approval for acquisitions or expansions. If we do not maintain or continue to improve our Star Ratings, if we fail to meet or exceed our competitors' ratings, or if quality-based bonus payments are reduced or eliminated, we may experience a negative impact on our revenues and the benefits that our plans can offer, which could materially and adversely affect the marketability of our plans, our number of members, results of operations, financial condition and cash flows.

Our business activities are highly regulated, and new and proposed government regulation or legislative reforms could increase our cost of doing business and reduce our number of beneficiaries, profitability, and liquidity.

The healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we are compensated for providing coverage for our members and Non-Insurance Beneficiaries, our contractual relationships with our providers, vendors and beneficiaries, our marketing activities and other aspects of our operations. Of particular importance are:
•the U.S. federal Anti-Kickback Statute, which prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration for referring an individual, in return for ordering, leasing, purchasing or recommending or arranging for or to induce the referral of an individual or the ordering, purchasing or leasing of items or services covered, in whole or in part, by any federal healthcare program, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA;
•the federal physician self-referral law, commonly referred to as the Stark Law, which, subject to limited exceptions, prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain "designated health services" if the physician or a member of such physician's immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, and prohibits the entity from billing Medicare or Medicaid for such designated health services;
•the administrative simplification provisions of the HIPAA as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH") which impose a number of obligations on issuers of health insurance coverage and health benefit plan sponsors with respect to the privacy and security of health information and data standards regulation;
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
•the federal FCA that imposes civil and criminal liability on individuals or entities for knowingly filing, or causing to be filed, a false claim to the federal government, or the knowing use of false statements to obtain payment from the federal government. Suits filed under the FCA, known as qui tam actions, can be brought by any individual on behalf of the government and such individuals, commonly known as "whistleblowers," may share in any amounts paid by the entity to the government in fines or settlement;
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
•state laws that prohibit general business corporations, such as us, from engaging in the corporate practice of medicine, controlling physicians' medical decisions or engaging in some practices such as splitting fees with physicians;
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
•federal and state laws governing the ways in which we communicate with beneficiaries and market our services, including the Telephone Consumer Protection Act, the Controlling the Assault of Non-Solicited Pornography, and the Marketing Act;
•with respect to our non-U.S. operations, we are subject to regulation in the jurisdictions in which those operations are organized or in which we conduct business as well as U.S. laws that regulate the conduct and activities of U.S. based businesses operating abroad, such as the export controls laws or the FCPA. The FCPA prohibits offering, promising, providing or authorizing others to give anything of value to a foreign government official to obtain or retain business or otherwise secure a business advantage;
•with respect to the operations of our therapeutics affiliate, the extensive, complex, and evolving laws and regulations applicable to the operations of our therapeutics affiliate, primarily those of the U.S. Food and Drug Administration (the "FDA"); and
•federal law governing CMMI models, such as the DC Model, including a requirement under section 1115A of the Social Security Act for CMMI to modify or terminate the design or implementation of a model if it is determined that it is not expected to achieve the aims of the statute to improve the quality of care without increasing Medicare spending, to reduce Medicare spending without reducing the quality of care, or to improve the quality of care and reduce spending.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to scrutiny or challenge under one or more of such laws. Also, it is possible that some of our business activities, such as participation in the DC Model, could discontinue.

Achieving and sustaining compliance with these laws may also prove costly. We are currently and expect to be in communication with the certain regulators regarding our business. Failure to comply with these laws and other laws can result in civil and criminal penalties, such as fines, damages, overpayment, recoupment, loss of ability to provide in-home clinician services, loss of ability to access and use member data, loss of enrollment or licensure status or the ability to market our products, loss of the ability to expand into new markets, and exclusion from the Medicare and Medicaid programs. The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are sometimes open to a variety of interpretations. Our failure to accurately anticipate the application of these laws and regulations to our business or any other failure to comply with regulatory requirements could create liability for us and negatively affect our business. We also could be held responsible for the failure of any of our downstream vendors to follow applicable laws and regulations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management's attention from the operation of our business, and result in adverse publicity.

If Clover Assistant were to become subject to regulation by the FDA and we were unable to obtain the required approval or comply with these regulations, our business, results of operations, financial condition, and prospects may be materially and adversely affected.

Medical or health-related software, including machine learning functionality and predictive algorithms, may be subject to regulation by the FDA if such software falls within the definition of a "medical device" under the federal Food, Drug, and Cosmetic Act (the "FDCA"). Currently, the FDA exercises enforcement discretion for certain low-risk software that meets criteria announced in its guidance documents. In addition, in December of 2016, President Obama signed into law the 21st Century Cures Act, which included exemptions from the definition of "medical device" for certain medical-related software, including software used for administrative support functions at a healthcare facility, software intended for maintaining or encouraging a healthy lifestyle, EHR software, software for transferring, storing, or displaying medical device data or in vitro diagnostic data, and certain clinical decision support software. The FDA has also issued a number of guidance documents, concerning, for example, clinical decision software, to clarify how it intends to interpret and apply the new exemptions under the 21st Century Cures Act. Although we believe that our Clover Assistant platform does not meet the definition of medical device and/or meet the criteria that the FDA has announced for its exercise of enforcement discretion to apply, there is a risk that the FDA could disagree with our determination or that the FDA could develop new guidance documents or revise current guidance documents that would subject our platform to active FDA oversight. If the FDA determines that any of our current or future analytics applications, including Clover Assistant, are regulated as medical devices, we would become subject to various requirements under the FDCA and the FDA's implementing regulations, including extensive requirements relating to premarket approval or clearance, labeling, manufacturing, adverse event reporting and quality controls, among others. Our business, results of operations, financial condition and prospects may be materially and adversely affected if we were to become subject to regulation by the FDA and were unable to obtain approval or comply with these regulations.

If we are required to maintain higher statutory capital levels for our existing operations or if we are subject to additional capital reserve requirements as we pursue new business opportunities, our cash flows and liquidity may be adversely affected.

Our MA plans are operated through regulated insurance subsidiaries in various states. These subsidiaries are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, or net worth, as defined by each state. One or more of these states may raise the statutory capital level from time to time. Other states have adopted risk-based capital requirements based on guidelines adopted by the National Association of Insurance Commissioners, which tend to be higher than existing statutory capital requirements. Regardless of whether the other states in which we operate adopt risk-based capital requirements, the state departments of insurance can require our regulated insurance subsidiaries to maintain minimum levels of statutory capital in excess of amounts required under the applicable state laws if they determine that maintaining additional statutory capital is in the best interests of our beneficiaries. Any other changes in these requirements could materially increase our statutory capital requirements. In addition, as we continue to expand our plan offerings in new states, add new beneficiaries, or pursue new business opportunities, we may be required to maintain additional statutory capital. In any case, our available funds could be materially reduced, which could harm our ability to implement our business strategies.

Our use and disclosure of personally identifiable information, including health information, is subject to federal and state privacy and security regulations. Our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our client base and results of operations.

Numerous U.S. federal and state laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability and integrity of personally identifiable information ("PII"), including protected health information ("PHI"). These federal and state laws and regulations include, but are not limited to HIPAA, as amended by HITECH, which we refer to collectively as HIPAA, and the California Consumer Privacy Act of 2018 (the "CCPA"), as amended by the California Privacy Rights Act (the "CPRA"). HIPAA establishes a set of basic national privacy and security standards for the protection of PHI by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, which includes us, and the business associates with whom such covered entities contract for services, which also includes us.

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

Penalties for failure to comply with a requirement of HIPAA vary significantly depending on the nature of violation and could include civil monetary or criminal penalties. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts are able to award damages, costs and attorneys' fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.

In addition, HIPAA mandates that the HHS conduct periodic compliance audits of HIPAA-covered entities or business associates for compliance with the HIPAA Privacy and Security Standards. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine paid by the violator.

HIPAA further requires that patients be notified of any unauthorized acquisition, access, use or disclosure of their unsecured PHI that compromises the privacy or security of such information, with certain exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals. HIPAA specifies that such notifications must be made "without unreasonable delay and in no case later than 60 calendar days after discovery of the breach." If a breach affects 500 patients or more, it must be reported to HHS without unreasonable delay, and HHS will post the name of the breaching entity on its public web site. Breaches affecting 500 patients or more in the same state or jurisdiction must also be reported to the local media. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS at least annually.

Numerous other U.S. federal and state laws protect the confidentiality, privacy, availability, integrity, and security of PII, including PHI. These laws in many cases are more restrictive than, and may not be preempted by, the HIPAA rules and may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our providers and business associates and potentially exposing us to additional expense, adverse publicity and liability. The CCPA requires companies that process information regarding California residents to make new disclosures to consumers about their data collection, use, and sharing practices, allows consumers to opt out of certain data sharing with third parties and exercise certain individual rights regarding their personal information, provides a new cause of action for data breaches, and provides for penalties for non-compliance of up to $7,500 per violation. On November 3, 2020, California voters approved the CPRA, which amends the CCPA and extends the scope to apply to certain of our employees, their dependents, and other individuals residing in California. The CPRA's substantive provisions became effective on January 1, 2023. The CPRA created a new California data protection agency specifically tasked to enforce the law, which will likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. Beginning July 1, 2023, the California Privacy Protection Agency will have full administrative authority to enforce the CPRA while the California Attorney General will retain civil enforcement authority. However, it remains unclear how stringent the California Privacy Protection Agency and the California attorney general's office will be in enforcing the law. It also remains unclear how much private litigation will ensue under the data breach private right of action. In 2022, we incurred costs implementing compliance processes leading up to the effective date. Similar laws have been proposed in other states and at the federal level. If passed, such laws may have potentially conflicting requirements that would make compliance challenging. In addition, in response to such laws, we may need to update and/or change our data collection practices, which may be costly, time-consuming, and present potential liability while we adapt to comply with such legislation.

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

Because of the extreme sensitivity of the personal information, including PHI, that we store and transmit, the security features of our technology platform are very important. If our security measures, some of which are managed by third parties, are breached or fail, unauthorized persons may be able to obtain access to sensitive provider and beneficiary data, including HIPAA-regulated PHI. As a result, our reputation could be severely damaged, adversely affecting PCP and beneficiary confidence. Beneficiaries may curtail their use of or stop using our services including the use of telehealth, or our number of beneficiaries could decrease, which would cause our business to suffer. In addition, we could face litigation, damages for contract breach, penalties and regulatory actions for violation of HIPAA and other applicable laws or regulations and significant costs for remediation, notification to individuals and for measures to prevent future occurrences. Any potential security breach could also result in increased costs associated with liability for stolen assets or information, repairing system damage that may have been caused by such breaches, incentives offered to business partners in an effort to maintain our business relationships after a breach and implementing measures to prevent future occurrences, including organizational changes, deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants. While we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability. In any event, insurance coverage would not address the reputational damage that could result from a security incident.

We contract with third parties for important aspects of the storage and transmission of beneficiary information, and thus rely on those third parties to manage functions that have material cyber-security risks. We attempt to address these risks by requiring subcontractors who handle beneficiary information to sign business associate agreements contractually requiring those subcontractors to adequately safeguard personal health data to the same extent that applies to us and in some cases by requiring such subcontractors to undergo third-party security examinations. However, we cannot ensure that these contractual measures and other safeguards will adequately protect us from the risks associated with the storage and transmission of such information on our behalf by our subcontractors.

We also publish statements to our beneficiaries that describe how we handle and protect personal information. Any failure or perceived failure by us to maintain posted privacy policies that are accurate, comprehensive and fully implemented, and any violation or perceived violation of our privacy-, data protection-, or information security obligations to providers, beneficiaries, or other third parties could result in claims of deceptive practices brought against us, That could lead to significant liabilities and consequences, including, without limitation, governmental investigations or enforcement actions, costs of responding to investigations, defending against litigation, settling claims and complying with regulatory or court orders, all of which could have material impacts on our revenues and results of operations.

Furthermore, the Federal Trade Commission and many state attorneys general continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination, and security practices that appear to be unfair or deceptive. There are a number of legislative proposals in the United States, at both the federal and state level, that could impose new obligations or liability for copyright infringement by third parties violating those laws. We cannot yet determine the impact that future laws, regulations, and standards may have on our business.

Risks Related to Our Intellectual Property

Failure to protect or enforce our intellectual property rights could impair our ability to protect our internally-developed technology and our brand, and our business may be adversely affected.

Our success is dependent, in part, upon protecting our intellectual property rights, internally-developed technology, and other proprietary information. We rely and expect to continue to rely on a combination of trademark, copyright, patent, and trade secret protection laws to protect our intellectual property rights, internally-developed technology and other information that we consider proprietary. Additionally, we maintain a policy requiring our employees, consultants, independent contractors, and third parties who are engaged to develop any intellectual property for us to enter into confidentiality and invention assignment agreements to control access to and use of our technology and other information that we consider proprietary and to ensure that any intellectual property developed by such employees, contractors, consultants, and other third parties is assigned to us. However, we cannot guarantee that such confidentiality and proprietary agreements or other employee, consultant, or independent contractor agreements we enter into will adequately protect our intellectual property rights, internally-developed technology and other information that we consider proprietary. In addition, we cannot guarantee that these agreements will not be breached, that we will have adequate remedies for any breach, or that the applicable counter-parties to such agreements will not assert rights to our intellectual property rights, internally-developed technology or other information that we consider proprietary arising out of these relationships. Furthermore, the steps we have taken and may take in the future may not prevent misappropriation of our internally-developed solutions or technologies, particularly with respect to officers and employees who are no longer employed by us.

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

Many patent applications in the United States may not be public for a period of time after they are filed. Since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, we cannot be certain that we will be the first creator of inventions covered by any patent application we make or that we will be the first to file patent applications on such inventions. Because some patent applications may not be public for a period of time, there is also a risk that we could adopt a technology without knowledge of a pending patent application; that technology would infringe a third-party patent once that patent is issued.

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

We rely on our trademarks, trade names, and brand names to distinguish our solutions and branding from the products of our competitors, and we have registered or applied to register many of these trademarks in the United States and certain countries outside the United States. However, occasionally third parties may have already registered identical or similar marks for products or solutions that also address our key markets. As we rely in part on brand names and trademark protection to enforce our intellectual property rights, efforts by third parties to limit use of our brand names or trademarks and barriers to the registration of brand names and trademarks in various countries may restrict our ability to promote and maintain a cohesive brand throughout our key markets. There can also be no assurance that our pending or future U.S. or foreign trademark applications will be approved in a timely manner or at all, or that such registrations will effectively protect our brand names and trademarks. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. If our trademarks are successfully challenged, we could be forced to rebrand our platform, which would result in loss of brand recognition and would require us to devote resources to advertising and marketing new brands.

We could incur substantial costs as a result of any claim of infringement of another party's intellectual property rights.

There is considerable activity in connection with the development of intellectual property, whether or not patentable, in our industry. Our competitors, as well as a number of other entities, including non-practicing entities and individuals, may own or claim to own intellectual property relating to our industry and our business. As we face increasing competition and our public profile increases, the possibility of intellectual property rights claims against us may also increase. Our competitors or other third parties may in the future claim that we are infringing upon, misappropriating, or violating their intellectual property rights, even if we are unaware of such intellectual property rights. Such claims, regardless of merit, may result in litigation. The costs of supporting such litigation are considerable, and such litigation may divert management and key personnel's attention and resources, which could materially harm our business, results of operations, and financial condition. We may be required to settle such litigation on terms that are unfavorable to us. For example, a settlement may require us to obtain a license to continue practices found to be in violation of a third party's rights, which may not be available on reasonable terms and may significantly increase our Operating expenses. A license to continue such practices may not be available to us at all. As a result, we may also be required to develop alternative non-infringing technology or practices or discontinue the allegedly infringing practices. The development of alternative non-infringing technology or practices would require significant effort and expense. Similarly, if any litigation to which we may be a party fails to settle and we go to trial, we may be subject to an unfavorable judgment may not be reversible upon appeal. For example, the terms of a judgment may require us to cease some or all of our operations or require the payment of substantial amounts to the other party. Any of these events would cause our business and results of operations to be materially and adversely affected.

In addition, we have agreed to indemnify our providers against certain claims, which may include claims that our platform and products infringe the intellectual property rights of such third parties. Our business could be adversely affected by any significant disputes between us and our providers as to the applicability or scope of our indemnification obligations to them.

Our use of "open source" and third-party software could impose unanticipated conditions or restrictions on our ability to commercialize our solutions and could subject us to possible litigation.

A portion of the technologies we use in Clover Assistant incorporates "open source" software, and we may incorporate open source software in Clover Assistant in the future. From time to time, companies that use third-party open source software have faced claims challenging the use of such open source software and their compliance with the terms of the applicable open source license. We may be subject to suits by parties claiming ownership of what we believe to be open source software, or claiming non-compliance with the applicable open source licensing terms. Some open source licenses require end-users who distribute or make available across a network software and services that include open source software to make available all or part of such software (which in some circumstances could include valuable proprietary code) at no cost, or to license such code under the terms of the particular open source license. While we employ practices designed to monitor our compliance with the licenses of third-party open source software and protect our valuable internally-developed source code, we may inadvertently use third-party open source software in a manner that exposes us to claims of non-compliance with the applicable terms of such license, including claims for infringement of intellectual property rights or for breach of contract. Additionally, if a third-party software provider has incorporated open source software into software that we license from such provider, we could be required to disclose source code that incorporates or is a modification of such licensed software. Furthermore, there is an increasing number of open-source software license types, almost none of which have been tested in a court of law, resulting in a dearth of guidance regarding the proper legal interpretation of such license types. If an author or other third party that distributes open source software that we use or license were to allege that we had not complied with the conditions of the applicable open source license, we could expend substantial time and resources to re-engineer some or all of our software or be required to incur significant legal expenses defending against such allegations. We could be subject to significant damages, enjoined from the use of our platform, products, or other technologies we use in our business that contained the open source software, and required to comply with the foregoing conditions, including public release of certain portions of our internally-developed source code.

In addition, the use of third-party open source software typically exposes us to greater risks than the use of third-party commercial software because open-source licensors generally do not provide warranties or controls on the functionality or origin of the software. Use of open source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to determine how to compromise our platform. Any of the foregoing could be harmful to our business, financial condition, or results of operations.

While we rely on software licensed from third parties for internal tools we use to operate our business we do not currently in-license any intellectual property. However, in the future, we may need to obtain licenses from third parties to use intellectual property rights associated with the development of our platform, products, and other internal tools, which might not be available on acceptable terms, or at all. Any loss of the right to use any third-party software required for the development and maintenance of our platform, products, or other internal tools could result in loss of functionality or availability of our platform, products, or other internal tools until equivalent technology is either developed by us, or, if available, is identified, obtained, and integrated. Any errors or defects in third-party software could result in errors or a failure of our platform, products, or other internal tools. Any of the foregoing could disrupt the deployment of our platform, products, or other internal tools and harm our business, results of operations, and financial condition.

Risks Related to Ownership of our Securities

The market prices and trading volume of our shares of Class A common stock have experienced periods of extreme volatility and steep declines. Volatility could return and price declines could continue going forward in ways that may be unrelated, or disproportionate, to our operating performance.

The market prices and trading volume of our shares of Class A common stock experienced periods of extreme volatility during 2022, and such volatility could return, We believe that the extreme volatility we experienced during that time reflected market and trading dynamics unrelated to our underlying business, or macro or industry fundamentals. We do not know if these dynamics will return or how long they will last if they return. In addition, the market price of our Class A common stock declined sharply during 2022.

Volatility or declines in our trading price could make it more difficult to attract and retain talent, adversely impact employee retention and morale, and may require us to issue more equity to incentivize team members, which could dilute stockholders.

Overall, there are various factors, some of which are beyond our control, that could negatively affect the market price of our Class A common stock or result in fluctuations in the price or trading volume of our Class A common stock, including the following
•overall performance of the equity markets and the economy as a whole;
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
•disruptions to Clover Assistant or our other technology;
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

In addition, the stock market with respect to newly public companies, particularly companies in the healthcare and technology industries, have experienced significant price and volume fluctuations that have affected and continue to affect the market prices of stock prices of these companies. In the past, stockholders have instituted securities class action litigation against public companies following periods of market volatility. For example, following periods of volatility in the trading price of our Class A common stock, in 2021, we and certain of our directors and officers were named as defendants in putative class actions alleging various securities law violations. We may be the target of this type of litigation in the future as well. Securities litigation against us could result in substantial costs and divert resources and the attention of management, which could adversely affect our business. Further, we provide indemnification for our officers and directors for certain claims in connection with such litigation. Large indemnity payments could adversely affect our business, results of operations, and financial condition.

If our Class A common stock price declines from current levels, our Class A common stock may be subject to delisting from NASDAQ

If the closing bid price of our Class A common stock is less than $1.00 per share for 30 consecutive trading days, we may receive a letter from the staff of The NASDAQ Stock Market LLC stating that our Class A common stock will be delisted unless we are able to regain compliance with the minimum price Nasdaq Listing Rule requirement. The listing requirement provides that we must maintain a closing bid price for our Class A common stock of at least $1.00 per share. We cannot guarantee that our stock price will continue to trade above $1.00 per share or otherwise meet the NASDAQ listing requirements. Therefore our Class A common stock may in the future be subject to delisting. If our Class A common stock is delisted, this would, among other things, substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us.

Our business and financial performance may differ from any projections that we disclose or any information that may be attributed to us by third parties.

From time to time, we may provide guidance via public disclosures regarding our projected business or financial performance. However, any such projections involve risks, assumptions and uncertainties, and our actual results could differ materially from such projections. Factors that could cause or contribute to such differences include, but are not limited to, those identified in these Risk Factors, some of which are not predictable or within our control. Other unknown or unpredictable factors also could adversely impact our performance. Except as required by law, we undertake no obligation to update or revise any projections, whether as a result of new information, future events or otherwise. In addition, various news sources, bloggers, and other publishers often make statements regarding our historical or projected business or financial performance, and you should not rely on any such information even if it is attributed directly or indirectly to us.

Sales of substantial amounts of our securities in the public markets, or the perception that they might occur, could cause the market price of our Class A common stock to decline.

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

At December 31, 2022, our directors and officers and their affiliated entities collectively owned approximately 20.9% of the total outstanding shares of Class A and Class B common stock.

In addition, at December 31, 2022, we had options outstanding that, if fully exercised, would result in the issuance of 25,631,685 shares of Class B common stock, and we had restricted stock units ("RSUs") outstanding that would result in the issuance of 44,173,855 shares of Class B common stock. All of the shares of Class A common stock issuable upon the conversion of Class B common stock issuable upon exercise or settlement of stock options and RSUs, and the shares reserved for future issuance under our equity incentive plans, were registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance subject to applicable vesting requirements.

We identified material weaknesses in our internal control over financial reporting for the year ended December 31, 2021. While management remediated these material weaknesses in the first quarter of 2022, our failure to establish and maintain effective internal control over financial reporting more generally could adversely affect our ability to produce timely and accurate financial statements and comply with disclosure and other requirements. This could harm investor confidence in our company and the trading price of our Class A common stock.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Sarbanes-Oxley Act and the rules and regulations of the applicable listing standards of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting.

In connection with the preparation of the audited financial statements of our company and its consolidated subsidiaries for the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting.

While management remediated this material weakness in the first quarter of 2022, our remedial measures related to the material weakness that we identified for the year ended December 31, 2021 may be insufficient to address the material weakness. Furthermore, additional weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Further, current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

In addition to our results determined in accordance with GAAP, we believe certain non-GAAP measures may be useful in evaluating our operating performance. We have presented, and intend to continue to present, certain non-GAAP financial measures in filings with the SEC and other public statements. Any failure to accurately report and present our non-GAAP financial measures could cause us to fail to meet our reporting obligations and could cause investors to lose confidence in our reported financial and other information. This would likely have a negative effect on the trading price of our Class A common stock.

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

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

The dual class structure of our common stock has the effect of concentrating voting control with certain stockholders, including our directors and executive officers and their respective affiliates, who held in the aggregate 66.5% of the voting power of our capital stock at December 31, 2022. This ownership will limit or preclude the ability of our other stockholders to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. At December 31, 2022, our directors, executive officers, and their affiliates held in the aggregate 66.5% of the voting power of our capital stock. Because of the 10-to-1 voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a significant percentage of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the date of automatic conversion described below, when all outstanding shares of Class B common stock and Class A common stock will convert automatically into shares of a single class of common stock. So long as 43,490,333 shares of Class B common stock remain outstanding, the holders of our Class B common stock will be able to control the outcome of matters submitted to a stockholder vote. This concentrated control may limit or preclude the ability of other stockholders to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.

Future transfers by holders of Class B common stock will generally result in those shares converting to shares of Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes. In addition, each of the outstanding shares of Class B common stock will convert automatically into one share of Class A common stock upon the earliest of (i) January 7, 2031, (ii) the separation date of the last to separate of Vivek Garipalli and Andrew Toy (the "Founders"), (iii) the date that is one (1) year after the death or permanent disability of the last to die or become disabled of the Founders and (iv) the date specified by the affirmative vote of the holders of our Class B common stock representing not less than two-thirds (2/3) of the voting power of the outstanding shares of our Class B common stock, voting separately as a single class. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares over the long term. As a result, it is possible that one or more of the persons or entities holding our Class

B common stock could gain significant voting control as other holders of Class B common stock sell or otherwise convert their shares into Class A common stock.

Our dual class structure may negatively impact the trading price of our Class A common stock.

Certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indices. For example, S&P Dow Jones has announced restrictions on including companies with multiple-class share structures in certain of their indices, including the S&P 500. Under such announced policies, the dual class structure of our common stock would make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track those indices would not invest in our Class A common stock. These policies are relatively new and it is unclear what effect, if any, they will have on the valuations of publicly-traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. Because of the dual class structure of our common stock, we will likely be excluded from certain indices, and we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the trading price of our Class A common stock could be adversely affected. Our directors, executive officers and principal stockholders will have substantial control over us, which could limit the ability of our other stockholders to influence the outcome of key transactions, including a change of control.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. A Section 382 "ownership change" generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. At December 31, 2022, we had approximately $1,401.6 million of federal net operating loss carryforwards. The federal net operating loss carryforwards created subsequent to the year ended December 31, 2017, of $1,106.1 million carry forward indefinitely, while the remaining federal net operating loss carryforwards of $295.1 million begin to expire in 2033. Our ability to utilize NOLs may be subject to limitations due to prior ownership shifts, which could result in an ownership change under Section 382 of the Code, further limiting our ability to utilize NOLs arising prior to such ownership change in the future. A portion of our total NOLs may also be limited by special rules known as Separate Return Limitation Year rules. There is also a risk that due to statutory or regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. We have recorded a full valuation allowance against the deferred tax assets attributable to our NOLs.

Restrictions on our ability to obtain funds from our regulated subsidiaries could materially and adversely affect our results of operations, financial condition and cash flows.

Because we operate as a holding company, we are dependent on dividends and administrative expense reimbursements from our subsidiaries to fund our obligations. Many of these subsidiaries are regulated by departments of insurance or similar regulatory authorities. We are also required by law or regulation to maintain specific prescribed minimum amounts of capital in these subsidiaries. The levels of capitalization required depend primarily on the volume of premium revenues generated by the applicable subsidiary. In most states, we are required to seek approval by state regulatory authorities before we transfer money or pay dividends from our regulated subsidiaries that exceed specified amounts. An inability of our regulated subsidiaries to pay dividends to their parent companies in the desired amounts or at the time of our choosing could adversely affect our ability to reinvest in our business through capital expenditures or business acquisitions, as well as our ability to pay dividends, repurchase shares of our common stock and repay our debt. If we are unable to obtain sufficient funds from our subsidiaries to fund our obligations, our results of operations, financial condition, and cash flows could be materially and adversely affected.

The requirements of being a public company may strain our resources and divert management's attention.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, the listing standards of Nasdaq and other applicable securities rules and regulations. The requirements of these rules and regulations have increased, and will continue to increase our legal, accounting, and financial compliance costs, made some activities more difficult, time-consuming, and costly, and placed significant strain on our personnel, systems, and resources. For example, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. Changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from what is intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, which could increase our effective tax rate and harm our financial condition and results of operations. It is possible that tax authorities may disagree with certain positions we have taken and any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations. Further, the determination of our provision for income taxes and other tax liabilities requires significant judgment by management, and there are transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our results of operations in the period or periods for which such determination is made.

Our trading price and trading volume could decline if securities or industry analysts do not publish research about our business, or if they publish unfavorable research.

We cannot assure that any equity research analysts will adequately provide research coverage of our Class A common stock. A lack of adequate research coverage may harm the liquidity and trading price of our Class A common stock. To the extent equity research analysts do provide research coverage of our Class A common stock, we will not have any control over the content and opinions included in their reports. The trading price of our Class A common stock could continue to decline if one or more equity research analysts downgrade our stock or publish other unfavorable commentary or research. If one or more equity research analysts cease coverage of our company, or fail to regularly publish reports on us, the demand for our Class A common stock could decrease, which in turn could cause our trading price or trading volume to decline.

Applicable insurance laws may make it difficult to effect a change of control.

Under applicable state insurance laws and regulations, no person may acquire control of a domestic insurer until written approval, or exemption therefrom, is obtained from the state insurance commissioner for the proposed acquisition. Such approval would be contingent upon the state insurance commissioner's consideration of a number of factors including, among others, the financial strength of the proposed acquire, the acquirer's plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control.

Our two insurance subsidiaries are domiciled in New Jersey and per the applicable laws and regulations of New Jersey, generally no person may acquire control of any insurer, whether by purchase of its securities or otherwise, unless it gives prior notice to the insurer and has received prior approval, or exemption therefrom, from the Commissioner of the New Jersey Department of Banking and Insurance ("NJ DOBI"). Under New Jersey insurance law, an entity is presumed to have control of an insurance company if it owns, directly or indirectly, 10% or more of the voting stock of that insurance company or its parent company. To the extent that the NJ DOBI determines that the transactions require its consent pursuant to a Form A or exemption therefrom, there can be no assurance that the NJ DOBI's consent will be obtained or that the NJ DOBI will not impose fines, penalties or sanctions in connection with the transactions.

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

Certain provisions in our corporate charter documents and under Delaware law may prevent or hinder attempts by our stockholders to change our management or to acquire a controlling interest in us. The trading price of our Class A common stock may decline as a result.

There are provisions in our amended and restated certificate of incorporation and amended and restated bylaws that may make it difficult for a third party to acquire, or attempt to acquire, control of our Company, even if a change in control were considered favorable by our stockholders. These anti-takeover provisions include:
•a classified Board so that not all members of our Board are elected at one time;
•the ability of our Board to determine the number of directors and to fill any vacancies and newly created directorships;
•a requirement that our directors may only be removed for cause;
•a prohibition on cumulative voting for directors;
•the requirement of a super-majority to amend some provisions in our amended and restated certificate of incorporation and amended and restated bylaws;
•authorization of the issuance of "blank check" preferred stock that our Board could use to implement a "poison pill" to deter a takeover of our company;
•provide for a dual class common stock structure in which holders of our Class B common stock, which has 10 votes per share, have the ability to control the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the outstanding shares of our combined Class B and Class A common stock, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets;
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

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States of America, as the exclusive forums for certain disputes between us and our stockholders, which will restrict our stockholders' ability to choose the judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated certificate of incorporation provide that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: any derivative action or proceeding brought on our behalf, any action asserting a breach of a fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. The provisions would not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.

We believe these provisions may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, these choice of forum provisions may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring such a claim arising under the Securities Act against us, our directors, officers, or other employees in a venue other than in the federal district courts of the United States of

America. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions, and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

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
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock
Our Class A common stock is listed on The Nasdaq Stock Market under the ticker symbol "CLOV." Our Class B common stock is not listed on any securities exchange.
Holders
At February 20, 2022, there were 330 holders of record of our Class A common stock and 307 holders of record of our Class B common stock. Such figures do not include beneficial owners holding our securities through nominee names.
Dividend Policy
We have not declared or paid any dividends on shares of common stock and does not intend to pay dividends in the foreseeable future. The declaration, amount, and payment of any future dividend will be at the sole discretion of our Board, and the Board may reduce or discontinue entirely the payment of such dividends at any time. The Board may take into account general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions and implications on the payment of dividends to our stockholders, and such other factors as the Board may deem relevant.
Issuer Purchases of Equity Securities
We did not purchase any shares of our common stock during the year ended December 31, 2022.
Unregistered Sales of Equity Securities and Use of Proceeds
None.

Performance Graph

Item 6. [Reserved.]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2022, contained in this Annual Report on Form 10-K (the "Form 10-K"). The following discussion and analysis does not include certain items related to the year ended December 31, 2021, including year-to-year comparisons between the year ended December 31, 2021 and the year ended December 31, 2020. For a discussion of these items and comparison of our results of operations for the fiscal years ended December 31, 2021 and December 31, 2020, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of this Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. See "Cautionary Note Regarding Forward-Looking Statements" for additional information. Unless the context otherwise requires, references in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" to "we," "us," "our," "Clover," "Clover Health," and the "Company" mean the business and operations of Clover Health Investments, Corp. and its consolidated subsidiaries.
Overview
At Clover Health, our vision is to empower Medicare physicians to identify and manage chronic diseases early. Our strategy is to improve the care of our Medicare beneficiaries, develop wide physician networks, and provide technology to help empower physicians. Our proprietary software platform, Clover Assistant, helps us execute this strategy by enabling physicians to detect, identify, and manage chronic diseases earlier than they otherwise could. This technology is a cloud-based software platform that provides physicians with access to data-driven and personalized insights for the patients they treat. This software is used in both our Insurance segment and our Non-Insurance segment.

We operate Preferred Provider Organization ("PPO") and Health Maintenance Organization ("HMO") Medicare Advantage ("MA") plans for Medicare-eligible consumers. We aim to provide high-quality, affordable healthcare for all Medicare beneficiaries. We offer most members in our MA plans (the "members") among the lowest average out-of-pocket costs for primary care provider and specialist co-pays, drug deductibles and drug costs in their markets. We strongly believe in providing our members provider choice, and we consider our PPO plan to be our flagship insurance product. An important feature of our MA product is wide network access. We believe the use of Clover Assistant and related data insights allows us to improve clinical decision-making through a highly scalable platform. At January 1, 2023, we operated our MA plans in eight states and 220 counties, with 84,138 members.
On April 1, 2021, our subsidiary, Clover Health Partners, LLC ("Health Partners"), began participating as a Direct Contracting Entity ("DCE") in the Global and Professional Direct Contracting Model ("DC Model") of the Centers for Medicare and Medicaid Services ("CMS"), which transitioned to the Accountable Care Organization Realizing Equity, Access, and Community Health Model ("ACO REACH Model" or "ACO REACH") in January 2023. Our DCE assumes full risk (i.e., 100.0% shared savings and shared losses) for the total cost of care of aligned Original Medicare beneficiaries (the "Non-Insurance Beneficiaries" and, collectively with the members, "Lives under Clover Management" or the "beneficiaries"). Through our Direct Contracting operations, we focus on leveraging Clover Assistant to enhance healthcare delivery, reduce expenditures, and improve care for our Non-Insurance Beneficiaries. At December 31, 2022, we had approximately 1,560 contracted participant providers who manage primary care for our Non-Insurance Beneficiaries in 21 states. Additionally, at December 31, 2022, we had approximately 1,675 preferred providers and preferred facilities in our DCE network. In connection with the 2023 performance year, we strategically reduced the number of ACO REACH participating physicians, which resulted in a shift in our beneficiary alignment. At the beginning of January 2023, we had approximately 605 contracted participant providers who manage primary care for our Non-Insurance Beneficiaries in 13 states. Additionally, at the beginning of January 2023, we had approximately 1,540 preferred providers and preferred facilities in our ACO REACH network. Our participation in the DC Model has enabled us to move beyond the MA market and target the Medicare fee-for-service ("FFS") market, which is the largest segment of Medicare. We believe that expanding into the FFS market is not only a strategic milestone for Clover but also demonstrates the scalability of Clover Assistant. Furthermore, we believe that offering providers multiple options within CMS' "Pathways to Success" will enable us to be accessible to more practices. Beyond ACO REACH, exploring other additional plans such as MSSP-A ("Medicare Shared Savings Program BASIC level A") and Medicare Shared Savings Plan ENHANCED ("MSSP Enhanced"), would diversify our portfolio, allow for potential growth in lives under management, and provide an opportunity for better balancing the overall risk profile of the business.

At December 31, 2022, we were partnering with providers to care for 253,514 Lives under Clover Management, which included 88,627 Insurance members and 164,887 aligned Non-Insurance Beneficiaries.

Recent Developments
Geographic Expansion
On July 14, 2022, we announced plans to make our MA plans available in 13 new counties beginning in 2023. This expansion makes our MA plans available in a total of 220 counties across eight states.
Impact of COVID-19
The Coronavirus Disease 2019 ("COVID-19") pandemic and its variants continues to evolve, and the impact on our business, results of operations, financial condition, and cash flows stabilized during the year ended December 31, 2022. We are continuing to monitor the ongoing financial impact of COVID-19 on our business and operations and are making adjustments accordingly. A large portion of our membership is elderly and generally in the high-risk category for COVID-19, and we have worked closely with our network of providers to ensure that members are receiving necessary care. During the years ended December 31, 2022 and 2021, we incurred elevated costs as compared to prior to the outbreak of the pandemic in 2020 to diagnose and care for those members who had contracted the virus. Indirect costs attributable to the COVID-19 pandemic were elevated as well, as deferral of services and increased costs related to conditions that were exacerbated by a lack of diagnosis and treatment in the earlier periods of the pandemic contributed to increased utilization.
Key Performance Measures of Our Operating Segments
Operating Segments

We manage our operations based on two reportable operating segments: Insurance and Non-Insurance. Through our Insurance segment, we provide PPO and HMO plans to Medicare Advantage members in several states. Our Non-Insurance segment consists of our operations in connection with our participation in the DC Model, which transitioned to the ACO REACH Model beginning in 2023. All other clinical services and all corporate overhead not included in the reportable segments are included within Corporate/Other.

These segment groupings are consistent with the information used by our Chief Executive Officer (identified as our chief operating decision maker) to assess performance and allocate the Company's resources.
We review several key performance measures, discussed below, to evaluate our business and results, measure performance, identify trends, formulate plans, and make strategic decisions. We believe that the presentation of such metrics is useful to management and counterparties to model the performance of healthcare companies such as Clover.
Insurance segment

Through our Insurance segment, we provide PPO and HMO plans to members in several states. We seek to improve care and lower costs for our Insurance members by empowering providers with data-driven, personalized insights to support treatment of members through our software platform, Clover Assistant.

Years ended December 31,	2022		2021
	Total	PMPM (1)	Total	PMPM (1)
	(Premium and expense amounts in thousands, except PMPM amounts)
Insurance members as of period end (#)	88,627	N/A	68,120	N/A
Premiums earned, gross	$1,085,339	$1,041	$799,903	$997
Premiums earned, net	1,084,869	1,041	799,414	996
Insurance medical claim expense incurred, gross	997,576	957	848,288	1,057
Insurance net medical claims incurred	996,410	956	847,286	1,056
Medical care ratio, gross (2)	91.9%	N/A	106.0%	N/A
Medical care ratio, net	91.8	N/A	106.0	N/A
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
We define new and returning members on a calendar year basis. Any member who is active on July 1 of a given year is considered a returning member in the following year. Any member who joins a Clover plan after July 1 in a given year is considered a new member for the entirety of the following calendar year. We view our number of members and associated PMPM premiums earned and medical claim expenses, in the aggregate and on a PMPM basis, as important metrics to assess our financial performance; member growth aligns with our mission, drives our Total revenues, expands brand awareness, deepens our market penetration, creates additional opportunities to inform our data-driven insights to improve care and decrease medical claim expenses, and generates additional data to continue to improve the functioning of Clover Assistant. Among other things, the longer a member is enrolled in one of our insurance plans, the more data we collect and synthesize and the more actionable insights we generate. We believe these data-driven insights lead to better care delivery as well as improved identification and documentation of members' chronic conditions, helping to lower PMPM medical claim expenses.
Premiums earned, gross.
Premiums earned, gross is the amount received, or to be received, for insurance policies written by us during a specific period of time without reduction for premiums ceded to reinsurance. We believe premiums earned, gross provides useful insight into the gross economic benefit generated by our business operations and allows us to evaluate our underwriting performance without regard to changes in our underlying reinsurance structure. Premiums earned, gross excludes the effects of premiums ceded to reinsurers, and therefore should not be used as a substitute for Premiums earned, net, Total revenues, or any other measure presented in accordance with generally accepted accounting principles in the United States ("GAAP").
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
Premiums earned, gross is the amount received, or to be received, for insurance policies written by us during a specific period of time without reduction for premiums ceded to reinsurance. We earn premiums through our plans offered under contracts with CMS. We receive premiums from CMS on a monthly basis based on our actuarial bid and the risk-adjustment model used by CMS. Premiums anticipated to be received within twelve months based on the documented diagnostic criteria of our members are estimated and included in revenues for the period, including the member months for which the payment is designated by CMS.
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
Insurance gross medical claims incurred reflects claims incurred, excluding amounts ceded to reinsurers, and the costs associated with processing those claims. We believe gross medical claims incurred provides useful insight into the gross medical expense incurred by members and allows us to evaluate our underwriting performance without regard to changes in our underlying reinsurance structure.
Insurance gross medical claims incurred excludes the effects of medical claims and associated costs ceded to reinsurers, and therefore should not be used as a substitute for Net claims incurred, Total operating expenses, or any other measure presented in accordance with GAAP.
Insurance net medical claims incurred.
Insurance net medical claims incurred are our medical expenses and consist of the costs of claims, including the costs incurred for claims net of amounts ceded to reinsurers. We enter into reinsurance contracts to limit our exposure to potential catastrophic losses. These expenses generally vary based on the total number of members and their utilization rate of our services.
Medical care ratio, gross and net.
We calculate our medical care ratio ("MCR") by dividing total Insurance medical claim expenses incurred by premiums earned, in each case on a gross or net basis, as the case may be, in a given period. We believe our MCR is an indicator of our gross margin for our Insurance plans and the ability of our Clover Assistant platform to capture and analyze data over time to generate actionable insights for returning members to improve care and reduce medical expenses.

Non-Insurance segment

Our Non-Insurance segment consists of operations in connection with our participation in the Direct Contracting program, which we began in April 2021 and which transitioned to the ACO REACH Model beginning in 2023. As part of our Non-Insurance operations, we empower providers with Clover Assistant and offer a variety of programs aimed at reducing expenditures and preserving or enhancing the quality of care for our Non-Insurance Beneficiaries.

Year ended December 31, 2022	2022		2021
	Total	PBPM (1)	Total	PBPM (1)
	(Revenue and claims amounts in thousands, except PBPM amounts)
Non-Insurance Beneficiaries as of period end (#)	164,887	N/A	61,876	N/A
Non-Insurance revenue	$2,380,135	$1,175	$667,639	$1,194
Non-Insurance net medical claims incurred	2,460,879	1,214	705,407	1,262
Non-Insurance MCR (2)	103.4%	N/A	105.7%	N/A
(1) Calculated per beneficiary per month ("PBPM") figures are based on the applicable amount divided by beneficiary months in the given period. Beneficiary months represents the number of months beneficiaries are aligned to our DCE in the period.
(2) Defined as Non-Insurance net medical claims incurred divided by Non-Insurance revenues.
Non-Insurance Beneficiaries.
A Non-Insurance Beneficiary is defined as an eligible Original Medicare covered life that has been aligned to our DCE, Health Partners, via attribution to a DCE-participant provider through alignment based on claims data or by beneficiary election through voluntary alignment. A beneficiary alignment is effective as of the first of the month, for the full calendar month, regardless of whether eligibility is lost during the course of the month.
Non-Insurance revenue.
Non-Insurance revenue represents CMS' total expense incurred for medical services provided on behalf of Non-Insurance Beneficiaries during months in which they were alignment eligible during the performance year. Non-Insurance revenue is the sum of the capitation payments made to us for services within the scope of our capitation arrangement and FFS payments made to providers directly from CMS. Non-Insurance revenue is also known in the DC Model as performance year expenditures and is the primary component used to calculate shared savings or shared loss versus the performance year benchmark. Non-Insurance revenue includes a direct reduction or increase of shared savings or loss, as applicable. Premiums and recoupments incurred in direct relation to the DC Model are recognized as a reduction or increase in Non-Insurance revenue, as applicable. We believe Non-Insurance revenue provides useful insight into the gross economic benefit generated by our business operations and allows us to evaluate our performance without regard to changes in our underlying reinsurance structure.
Non-Insurance net medical claims incurred.
Non-Insurance net medical claims incurred consist of the total incurred expense that CMS and we will remit for medical services provided on behalf of Non-Insurance Beneficiaries during the months in which they are alignment eligible and aligned to the DCE. Additionally, Non-Insurance net medical claims incurred are inclusive of fees paid to providers for Clover Assistant usage, care coordination, and any shared savings or shared loss agreements with providers.
Non-Insurance MCR.
We calculate our MCR by dividing Non-Insurance net medical claims incurred by Non-Insurance revenue in a given period. We believe our MCR is an indicator of our gross profitability and the ability to capture and analyze data over time to generate actionable insights for returning beneficiaries to improve care and reduce medical expenses.

Results of Operations

Comparison of the Years ended December 31, 2022 and 2021
The following table summarizes our consolidated results of operations for the years ended December 31, 2022 and 2021. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Years ended December 31,		Change between 2022 and 2021
	2022	2021	($)	(%)
	(in thousands)
Revenues
Premiums earned, net (Net of ceded premiums of $470 and $489 for the years ended December 31, 2022 and 2021, respectively)	$1,084,869	$799,414	$285,455	35.7%
Non-Insurance revenue	2,380,135	667,639	1,712,496	256.5
Other income	11,683	4,943	6,740	136.4
Total revenues	3,476,687	1,471,996	2,004,691	136.2
Operating expenses
Net medical claims incurred	3,453,952	1,551,178	1,902,774	122.7
Salaries and benefits	278,725	260,458	18,267	7.0
General and administrative expenses	207,917	185,287	22,630	12.2
Premium deficiency reserve (benefit) expense	(94,240)	110,628	(204,868)	*
Depreciation and amortization	1,187	1,246	(59)	(4.7)
Other expense	70	191	(121)	(63.4)
Total operating expenses	3,847,611	2,108,988	1,738,623	82.4
Loss from operations	(370,924)	(636,992)	266,068	(41.8)

Change in fair value of warrants	(900)	(66,146)	65,246	*
Interest expense	1,333	3,193	(1,860)	(58.3)
Amortization of notes and securities discount	30	13,717	(13,687)	(99.8)
Gain on extinguishment of note payable	(23,326)	—	(23,326)	*
Gain on investment	(9,217)	—	(9,217)	*
Net loss	$(338,844)	$(587,756)	$248,912	(42.3)%
*    Not presented because the current or prior period amount is zero or the amount for the line item changed from a gain to a loss (or vice versa) and thus yields a result that is not meaningful.
Premiums earned, net
Premiums earned, net increased $285.5 million, or 35.7%, to $1,084.9 million for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase was primarily due to membership growth of 30.1% from 68,120 Insurance members at December 31, 2021, to 88,627 Insurance members at December 31, 2022. The remaining increase is primarily driven by an increase in accrued risk adjustment revenue recognized during the year ended December 31, 2022.
Non-Insurance revenue
Our Non-Insurance revenue increased $1,712.5 million, or 256.5%, to $2,380.1 million for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase was primarily driven by an increase in the number of our aligned Non-Insurance Beneficiaries from 61,876 at December 31, 2021, to 164,887 at December 31, 2022, due to the fact that our DCE did not begin participation in Direct Contracting until the second quarter of 2021.

Other income
Other income increased $6.7 million, or 136.4%, to $11.7 million for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase was largely due to a $7.1 million increase in net investment income, partially offset by a $1.2 million decrease in rental income.

Net medical claims incurred
Net medical claims incurred increased $1,902.8 million, or 122.7%, to $3,454.0 million for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase was primarily driven by an increase in net medical claims attributable to our Non-Insurance Beneficiaries from $705.4 million for the year ended December 31, 2021, to $2,460.9 million for the year ended December 31, 2022, which was driven by an increase in the number of our aligned Non-Insurance Beneficiaries from 61,876 at December 31, 2021, to 164,887 at December 31, 2022. This was partially due to the fact that our DCE did not begin participation in Direct Contracting until the second quarter of 2021. We also experienced an increase of $149.1 million in net medical claims attributable to our Insurance members, which was primarily driven by an increase in Insurance members from 68,120 Insurance members at December 31, 2021, to 88,627 Insurance members at December 31, 2022.

Salaries and benefits
Salaries and benefits increased $18.3 million, or 7.0%, to $278.7 million for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase was primarily driven by an increase in average headcount which is primarily attributable to the build out of DCE.
General and administrative expenses
General and administrative expenses increased $22.6 million, or 12.2%, to $207.9 million for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase was primarily driven by increases in professional fees related to supporting the administrative needs of a larger member and Non-Insurance beneficiary groups as compared to the prior period. Professional fees increased $11.3 million for the year ended December 31, 2022, compared to the year ended December 31, 2021. In addition, total commissions, which are attributable to acquiring new and retaining existing members to our plans, increased by $9.5 million.
Premium deficiency reserve (benefit) expense
A $94.2 million premium deficiency reserve benefit was recorded for the year ended December 31, 2022, which was primarily driven by amortization associated with the 2021 recorded reserve. This was partially offset by the establishment of the new Premium deficiency reserve related to 2023. A $110.6 million premium deficiency reserve expense was recorded for the year ended December 31, 2021, which included amortization associated with a previously recorded reserve and the reserve deemed necessary for the remainder of 2022. The increase in the premium deficiency benefit for the year ended December 31, 2022 was primarily driven by an 11% decrease in the allocable administrative expenses and a 9% benefit in projected MCR as compared to the projected MCR for the year ended December 31, 2021. The Company received a higher contracted rate with CMS under Clover's 3.5 quality star rating for its PPO plan as well as maturation of Clover's core clinical programs, which favorably impacted projected MCR.
Change in fair value of warrants
Change in fair value of warrants totaled $0.9 million for the year ended December 31, 2022. The $65.2 million increase as compared to the year ended December 31, 2021 is primarily driven by the mark-to-market adjustments and subsequent redemption of all the Public Warrants and Private Warrants during the prior period.

Interest expense
Interest expense decreased $1.9 million, or 58.3%, to $1.3 million for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to the voluntary prepayment and termination of the remaining principal and interest associated with our Term Loan Notes.
Amortization of notes and securities discounts
Amortization of notes and securities discounts decreased by $13.7 million, or 99.8%, in the year ended December 31, 2022, compared to the year ended December 31, 2021. This was primarily due to the completion of the 2021 Business Combination on January 7, 2021, whereby the unamortized discount associated with the August 2019 tranche of the Convertible Securities was accelerated, as well as the termination of our Term Loan Notes during the year ended December 31, 2021.
Gain on extinguishment of note payable

Gain on extinguishment of note payable increased by $23.3 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. This increase is a direct result of the Company's dissolution of Seek Insurance Services, Inc. ("Seek"), a field marketing organization and an indirect wholly-owned subsidiary of the Company. In connection with the dissolution, all amounts outstanding under a convertible note issued by Seek in 2020 were waived and all other rights, covenants, and obligations under the note were terminated. As a result, the Company recognized a $23.3 million gain on extinguishment.

Gain on investment
In February 2022, Character Biosciences completed a private capital transaction in which it raised $17.9 million from the issuance of 16,210,602 shares of its preferred stock. After evaluating our ownership interest in Character Biosciences, we began applying the equity method of accounting during the year ended December 31, 2022, and recorded a gain on investment of $9.2 million, which is attributable to our proportionate share of the gain on equity of that entity during that period. Prior to the first quarter of 2022, this entity was consolidated on our financial statements, and therefore we did not recognize a loss or gain on investment in this entity for the year ended December 31, 2021. In accordance with ASC 323, for the year ended December 31, 2022, we recognized the proportionate share of Character Bioscience's net losses up to the investment carrying amount. At December 31, 2022, we discontinued applying the equity method to account for our common stock interest in Character Biosciences as our net losses exceeded the investment carrying amount. The equity method investment in Character Biosciences was reduced to zero and no further losses were recorded in our consolidated financial statements as we did not guarantee obligations of the investee company or commit additional funding.
Liquidity and Capital Resources

We manage our liquidity and financial position in the context of our overall business strategy. We continually forecast and manage our cash, investments, working capital balances, and capital structure to meet the short-term and long-term obligations of our businesses while seeking to maintain liquidity and financial flexibility.

Historically, we have financed our operations primarily from the proceeds we received through public and private sales of equity securities, funds received in connection with the 2021 Business Combination, issuances of convertible notes, premiums earned under our MA plans, and with our Non-Insurance revenue. We expect that our cash, cash equivalents, restricted cash, short-term investments, and our current projections of cash flows, taken together, will be sufficient to meet our projected operating and regulatory requirements for the next 12 months based on our current plans. Our future capital requirements will depend on many factors, including our needs to support our business growth, to respond to business opportunities, challenges or unforeseen circumstances, or for other reasons. We may be required to seek additional equity or debt financing to provide the capital required to maintain or expand our operations. Any future equity financing may be dilutive to our existing investors, and any future debt financing may include debt service requirements and financial and other restrictive covenants that may constrain our operations and growth strategies. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.

Consolidated

At December 31, 2022, total cash, cash equivalents, restricted cash, and investments were $555.3 million. We had cash, cash equivalents, restricted cash, and short-term investments of $227.7 million. Additionally, at December 31, 2022, we had $327.6 million of available-for-sale and held-to-maturity investment securities. Our cash equivalents and investment securities consist primarily of money market funds, U.S. government debt securities, and corporate debt securities.

Unregulated Entities

At December 31, 2022, total cash, cash equivalents, restricted cash, and investments for the parent company, Clover Health Investments, Corp., and unregulated subsidiaries were $331.7 million. We operate as a holding company in a highly regulated industry. As such, we may receive dividends and administrative expense reimbursements from our subsidiaries, two of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated insurance subsidiaries. Cash, cash equivalents, and short-term investments at the parent company, Clover Health Investments, Corp., were $101.4 million and $350.9 million at December 31, 2022 and 2021, respectively. This decrease at the parent company primarily reflects operating expenses and capital contributions made to our regulated insurance subsidiaries. Additionally, the parent company held $136.5 million and $79.3 million of available-for-sale and held-to-maturity investment securities at December 31, 2022 and 2021. Our unregulated subsidiaries held $93.7 million and $52.2 million of cash, cash equivalents, restricted cash, and short-term investments at December 31, 2022 and 2021, respectively. Our unregulated subsidiaries held no available-for-sale and held-to-maturity securities at either December 31, 2022 or 2021.

Regulated Entities

Our regulated insurance subsidiaries held $32.5 million and $190.7 million of cash, cash equivalents, and short-term investments at December 31, 2022 and 2021, respectively. Additionally, our regulated insurance subsidiaries held $191.1 million and $118.0 million of available-for-sale and held-to-maturity investment securities at December 31, 2022 and 2021, respectively. Our use of operating cash derived from our unregulated subsidiaries is generally not restricted by departments of insurance (or comparable state regulatory agencies). Our regulated insurance subsidiaries have not paid dividends to the parent, and applicable insurance laws restrict the ability of our regulated insurance subsidiary to declare and pay dividends to the parent. Insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amounts calculated under any applicable formula would be permitted. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our regulated insurance subsidiary may in the future adopt statutory provisions more restrictive than those currently in effect.
For a detailed discussion of our regulatory requirements, including aggregate statutory capital and surplus as well as dividends paid from the subsidiaries to the parent, please refer to Notes 24 (Dividend Restrictions), 25 (Statutory Equity), and 26 (Regulatory Matters) to the consolidated financial statements included in this Form 10-K, as well as Item 1 Business.
Cash Flows
The following table summarizes our consolidated cash flows for the years ended December 31, 2022 and 2021.

Years ended December 31,	2022	2021
	(in thousands)
Cash Flows Data:
Net cash used in operating activities	$(203,926)	$(282,326)
Net cash provided by (used in) investing activities	95,133	(435,447)
Net cash (used in) provided by financing activities	(4,962)	925,393
(Decrease) increase in cash, cash equivalents, and restricted cash	$(113,755)	$207,620

Cash Requirements
Our cash requirements within the next twelve months include medical claims payable, accounts payable and accrued liabilities, current liabilities, purchase commitments, and other obligations. We expect the cash required to meet these obligations to be primarily generated through cash, cash equivalents, restricted cash, short-term investments, and our current projections of cash flows from operations.

Operating Activities
Our largest source of operating cash flows is capitated payments from CMS. Our primary uses of cash from operating activities are payments for medical benefits and payments of Operating expenses.
For the year ended December 31, 2022, Net cash used in operating activities was $203.9 million, which reflects a Net loss of $338.8 million. Non-cash activities included a $164.3 million charge to Stock-based compensation expense, $94.2 million of amortization of the 2022 Premium deficiency reserve, and a $9.2 million Gain on investment related to the change in the equity structure of Character Biosciences. Payments due to CMS related to our Non-Insurance operations increased by $110.4 million. Change in our working capital included an increase within Surety bonds and deposits related to Non-Insurance.
For the year ended December 31, 2021, Net cash used in operating activities was $282.3 million, which reflects a Net loss of $587.8 million. Non-cash activities included a $66.1 million gain as a result of the Change in fair value of warrants and a $163.7 million charge to Stock-based compensation expense. Changes to our working capital included a $110.6 million charge to our Premium deficiency reserve and an increase of $10.7 million within Surety bonds and deposits related to Non-Insurance.

At the conclusion of the year ended December 31, 2022, we deposited $82.4 million into an escrow account to comply with the standard financial guarantee requirements for participants in the DC Model for performance year 2022. We view this impact as short-term in nature as we expect to settle the performance year 2022 obligation during the third quarter of the year ending December 31, 2023, after which we expect the associated financial guarantee to be released by CMS. Furthermore, we also paid the provisional settlement for the 2021 performance year of Direct Contracting of $60.3 million in 2022. After the year ended December 31, 2022, but prior to the filing date of this Form 10-K, we received approximately $20.8 million related to our performance year 2021 collateral guarantee with CMS.
Investing Activities
Net cash provided by investing activities for the year ended December 31, 2022, of $95.1 million was primarily due to $485.4 million provided from the sale and maturity of investment securities. This was offset by $369.4 million used to purchase investments and

$16.2 million used in connection with the 2022 Business Combination. See Note 3 (Business Combination) to the consolidated financial statements included in this Form 10-K..
Net cash used in investing activities for the year ended December 31, 2021, of $435.4 million was primarily due to $876.3 million used to purchase investment securities. This was partially offset by $441.5 million provided from the sale and maturity of investment securities.
For additional information regarding our investing activities, please refer to Note 4 (Investment Securities) to our consolidated financial statements included in this Form 10-K.
Financing Activities
Net cash used in financing activities for the year ended December 31, 2022 of $5.0 million was primarily the result of the acquisition of $6.4 million in Treasury stock.
Net cash provided by financing activities for the year ended December 31, 2021 of $925.4 million was primarily the result of $666.2 million in proceeds from the reverse capitalization in connection with the 2021 Business Combination, net of transaction costs, and $6.1 million in proceeds from the issuance of common stock. These factors were partially offset by $30.9 million in principal payments on our outstanding Term Loan Notes.
Financing Arrangements
Term Loan Notes
We entered into a loan and security agreement with a commercial lender in March 2017, which provided for term loans in an aggregate principal amount of up to $60.0 million. At that time, we borrowed $40.0 million as a term loan under the agreement that was subject to an interest rate of 11.0%, payable monthly, and had a maturity date of March 1, 2022. In October 2017, we borrowed the remaining $20.0 million as a term loan under the agreement that was subject to an interest rate of 11.25%, payable monthly, and had a maturity date of October 1, 2022. Each loan was payable in monthly installments of interest only for the first 24 months, and thereafter interest and principal were payable in 36 equal monthly installments. The loans were secured by substantially all of our assets, including our intellectual property, and equity interests in our unregulated subsidiaries.
On June 29, 2021, we voluntarily paid the remaining principal of $20.7 million and interest of $0.2 million, thereby terminating the loan.
Convertible Securities
In December 2018, we entered into a convertible securities purchase agreement with qualified institutional buyers, including entities affiliated with our then-Chief Executive Officer and other holders of more than 5.0% of our common stock, for an aggregate principal amount of up to $500.0 million. In February, March, May, and August 2019, we issued an aggregate of $373.8 million initial principal amount of convertible securities (the "Convertible Securities") under the agreement.
In connection with and upon the closing of the 2021 Business Combination, the Convertible Securities mandatorily converted into 74,694,107 shares of the Corporation's Class B Common Stock. For additional information about the Convertible Securities and the conversion of the Convertible Securities upon the closing of the 2021 Business Combination, see Note 12 (Notes and Securities Payable) to the consolidated financial statements included in this Form 10-K.
Contractual Obligations and Commitments
We believe that funds from projected future operating cash flows, cash, cash equivalents, and investments will be sufficient for future operations and commitments, and for capital acquisitions and other strategic transactions, over at least the next 12 months.

Material cash requirements from known contractual obligations and commitments at December 31, 2022 include: (1) the recognition of a performance guarantee of $73.8 million in connection with the Company's participation in the DC Model and (2) operating lease obligations of $5.9 million. These commitments are associated with contracts that were enforceable and legally binding at December 31, 2022, and that specified all significant terms, including fixed or minimum serves to be used, fixed, minimum, or variable price provisions, and the approximate timing of the actions under the contracts. There were no other material cash requirements from known contractual obligations and commitments at December 31, 2022. For additional information regarding our remaining estimated contractual obligations and commitments, see Note 12 (Notes and Securities Payable), Note 15 (Leases), Note 21 (Commitments and Contingencies), and Note 22 (Non-Insurance) to the consolidated financial statements included in this Form 10-K.

Indemnification Agreements
In the ordinary course of business, we enter into agreements, with various parties (providers, vendors, consultants, etc.), with varying scope and terms, pursuant to which we may agree to defend, indemnify, and hold harmless the other parties from any claim, demand, loss, lawsuit, settlement, judgment, fine, or other liability, and all related expenses that may accrue therefrom (including reasonable attorney's fees), arising from or in connection with third party claims, including, but not limited to, negligence, recklessness, willful misconduct, fraud, or otherwise wrongful act or omission with respect to our obligations under the applicable agreements.
Off-balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. We evaluate, on an ongoing basis, our significant accounting estimates, which include, but are not limited to, net claims and claims adjustment expense and revenue recognition, including the risk adjustment provisions related to Medicare contracts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions, which could impact our reported results of operations and financial condition.

We believe that the accounting policies and estimates described below involve a significant degree of judgment and complexity. Accordingly, we believe these are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations. For further information, see Note 2 (Summary of Significant Accounting Policies) to the consolidated financial statements included in this Form 10-K.
Insurance Net Medical Claims Incurred
Insurance net medical claims incurred is recognized in the period in which services are provided and includes paid claims and an estimate of the cost of services that have been incurred but not yet reported ("IBNR") and certain other unpaid claims and adjustments. IBNR represents a substantial portion of our unpaid claims, as reflected below:

	Years ended December 31,
	2022		2021
	Total	%	Total	%
	(dollars in thousands)
IBNR	$124,165	90.4%	$125,436	92.0%
Other unpaid claims	8,255	6.0	5,863	4.3
Claims adjustment expense	4,974	3.6	5,018	3.7
Total unpaid claims and claims adjustment expense	$137,394	100.0%	$136,317	100.0%
Management determines the unpaid claims and claims adjustment expense with a supplemental perspective provided by a third-party actuarial firm. We estimate our unpaid claims by following a detailed actuarial process that uses both historical claim payment patterns as well as emerging medical expense trends to project the best estimate of claims liabilities. These data and trends include historical data adjusted for claims receipt and payment patterns, cost trends, product mix, seasonality, utilization of healthcare services, changes in membership, provider billing practices, benefit changes, known outbreaks of disease, including COVID-19, or increased incidence of illness such as influenza, the incidence of high-dollar or catastrophic claims, and other relevant factors. These factors are used to determine our lag-dependent completion factors, which represent the average percentage of total incurred claims that have been paid through a given date after being incurred. Completion factors are applied to claims paid through the period-end date to estimate the ultimate claim expense incurred for the period.

The completion factors are the most significant factor impacting the IBNR estimate. We continually adjust our completion factor with our knowledge of recent events that may impact current completion factors when establishing our reserves. Because our reserving practice is to consistently recognize the actuarial best estimate using an assumption of moderately adverse conditions as required by actuarial standards, there is a reasonable possibility that there could be variances between actual completion factors and those assumed in our December 31, 2022 and 2021, unpaid claim estimates.

Actuarial standards require the use of assumptions based on moderately adverse experience, and as such, a provision for adverse deviation ("PAD") is recognized on current reserves and released on prior reserves. For further discussion of our reserving methodology, including our use of completion factors to estimate IBNR, refer to Note 2 (Summary of Significant Accounting Policies) in the consolidated financial statements included in this Form 10-K.
Non-Insurance Net Medical Claims Incurred
Non-Insurance net medical claims incurred is recognized in the period in which services are provided and includes paid claims and an estimate of the cost of services that have been incurred but not yet reported and certain other unpaid claims and adjustments. IBNR represented all of our unpaid claims, as reflected below:

	Years ended December 31,
	2022		2021
	Total	%	Total	%
	(dollars in thousands)
IBNR	$6,119	100.0%	$4,607	100.0%
Total unpaid claims and claims adjustment expense	$6,119	100.0%	$4,607	100.0%
Our actuaries estimate the unpaid claims by following a detailed actuarial process that uses historical claim payment patterns. We extrapolate in order to form an opinion of ultimate incurred claims based on claims that have been paid to date. This is generally most effective for mature coverage months under stable periods of claims adjudication; therefore, for the estimates of Primary Care Qualified Evaluation and Management expenses, we evaluate IBNR using the historical rate of payment for services based on the lag between service date and payment date. Under this approach, we include an average historical "age-to-age" estimate, excluding the highest and lowest of the historical factors. We also set a lower limit on the cumulative or "age-to-ultimate" development factors at 1.0, to prevent negative amounts incurred but not paid as a result of expected claim recoveries from being factored into our IBNR.
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

Our actuaries also consider this population's history of observed completion percentages in estimating ultimate claims incurred, using completion percentages that are consistent with historical ranges and informed by new information with other functional departments.

Our reserving practice is to recognize the actuarial best estimate of our ultimate liability for claims. Actuarial standards require the use of assumptions based on moderately adverse experience, and as such, a provision for adverse deviation is recognized on current reserves and released on prior reserves. The PAD is lower for Non-Insurance than Insurance; for Non-Insurance, claims submission and payment patterns support more precise estimates than are observed in the Insurance business.
Premium Deficiency Reserve (Benefit) Expense

A premium deficiency reserve is established when future premiums and current reserves are not sufficient to cover future claim payments and expenses for the remainder of a contract period. These reserves are required to monitor solvency and help ensure that a reporting entity's contractual obligations will be adequately funded. We assess the profitability of our MA contracts to identify where current operating results or forecasts indicate potential future losses. We do not assess the impacts of the premium deficiency reserve for our Non-Insurance operations as that business segment is not an insurance plan and is not accounted for under ASC 944- Financial Services—Insurance.

The reserve is derived from the assessments performed and provides the amount by which insurance-related expenses are expected to exceed insurance revenues. There are key financial statement line items and associated drivers considered in determining the reserve. The most significant of financial statement line items considered when performing reserve assessments are premiums earned and Insurance net medical claims incurred. Key inputs considered for premiums earned include expected enrollment changes, revenue rates, risk adjustment, and risk score forecasts. Key metrics considered for Insurance net medical claims incurred include claims experience, benefit changes, membership mix, membership changes, and medical management programs. Administrative expenses are assessed for expenses directly and indirectly incurred in order to operate the insurance entities and cannot exceed a percentage of regulatory entity premiums earned due to contractual agreements. There are other operating activities that are considered in accordance with regulatory guidelines.

The premium deficiency reserve assessment is performed on a quarterly basis. Every quarter, reserve assessments are made for the period following the most recently ended period through to the end of the current year. For the fourth quarter, assessments are made related to the entire subsequent fiscal year's projected net performance. If a reserve is deemed necessary, a liability and expense will be recognized as of the end of the quarter directly preceding the period for which the future loss is projected. That reserve will be amortized over the course of the contract period assessed to have expected insurance expenses that will exceed insurance revenues. The amortization of the reserve occurs ratably over the assessed contract period and will offset expected future losses.
Revenue Recognition - Insurance
We receive monthly premiums from the federal government according to government-specified payment rates and various contractual terms. Revenue from premiums earned is recognized as income in the period in which members are entitled to receive services. Premiums received in advance of the service period are reported within other liabilities and subsequently recognized as revenue in the period earned.

CMS uses a risk-adjustment model that adjusts premiums paid to MA contracts, based on member risk scores, which are meant to compensate plans that enroll Medicare members with higher-than-average health risks and to reduce payments for healthier Medicare beneficiaries who have lower health risks. Risk scores are based on member diagnoses from the previous year and are periodically adjusted retroactively based on additional plan data collection. Risk adjustments can have a positive or negative retroactive impact to rates. Prospective payments to MA plans are based on the estimated cost of providing standard Medicare-covered benefits to a member with an average risk profile. Under the risk-adjustment methodology, all MA plans must collect and submit the necessary diagnosis code information to CMS within prescribed deadlines. Estimated retroactive lump-sum settlement payments are accrued within revenue for premiums earned to account for the difference between lag risk scores, mid-year risk scores and final risk scores. Any known or expected unfavorable risk score impacts related to quality assurance diagnosis deletions or risk adjustment data validation audits are also considered within accruals and are recorded as a reduction of revenue from premiums earned, based on available information.
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

Rebates are paid by drug manufacturers to our pharmacy benefit manager ("PBM"), which shares a portion of the rebates with us. Management estimates favorable adjustments to medical expenses related to rebates negotiated by the PBM on our behalf. Estimates are based on both actual and estimated pharmacy claims experience throughout the year as well as input from third-party experts and the PBM. Management records a receivable at the contract level.

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
Revenue Recognition - Non-Insurance
Non-Insurance revenue represents CMS' total expense incurred for medical services provided on behalf of Non-Insurance Beneficiaries during months in which they were alignment-eligible during the performance year. Non-Insurance revenue is calculated as the sum of the capitation payments made to us for services within the scope of our capitation arrangement plus FFS payments made to providers directly from CMS. Non-Insurance revenue is also known in the DC Model as performance year expenditures and is the primary component used to calculate shared savings or shared loss versus the performance year benchmark. Non-Insurance revenue includes a direct reduction or increase of shared savings or loss, which is calculated as the difference between the total benchmark and the total cost of care. Premiums and recoupments incurred in direct relation to the DC Model are recognized as a reduction or increase in Non-Insurance revenue.
Non-Insurance Receivable and Performance Year Obligation
Performance year receivable and obligation represents the average Medicare beneficiary's total cost of care for beneficiaries aligned to our DCE and refers to the target expenditure amount that will be compared to Medicare expenditures for items and services furnished to aligned beneficiaries during a performance year. This comparison will be used to calculate shared savings and shared losses.

The key inputs in determining the performance year receivable and obligation are both driven by the benchmark, which is impacted by the retrospective trend adjustments ("RTA"s), risk score, and the number of beneficiaries aligned to the DCE. We begin our benchmark estimation process with reports from the Centers for Medicare & Medicaid Services Innovation Center ("CMMI") on a quarterly basis. Prospective and retrospective trends are set at a national level. We can make adjustments from the benchmark report due to new information received directly from CMMI, national studies we complete ourselves, or other anticipated policy updates that we believe are probable and estimable. The preliminary benchmark is set based on risk scores with data captured as of a certain point in time. Once new data is received, an updated analysis of claims provides an opportunity for the benchmark to be adjusted. Lastly, Non-Insurance Beneficiary counts are updated through the year and represent a timing difference between CMMI reporting, for which we accrue.

The following table summarizes the impacts of the key inputs to the Non-Insurance receivable and Non-Insurance performance year obligation that contribute to the change in the benchmark from beginning of the 2022 performance year:

Increase (Decrease) in the adjustment to Non-Insurance Receivable/Obligation
	% Change	$ Change
		(in thousands)
Change in Beneficiary Alignment	(0.7)%	$(17,670)
Retrospective Trend Adjustment	0.1	3,308
Normalized Risk Score	(0.1)	(2,422)
All others (including change in total cost of care trend)	0.1	2,856
Total	(0.6)%	$(13,928)
Warrants
Legacy Warrants
In September 2015, we issued warrants to purchase 2,100,000 shares of our common stock. On March 21, 2017, we entered into a loan facility (the "Loan Facility") for an aggregate principal amount of $60.0 million. In conjunction with the Loan Facility, we issued 1,266,284 warrants to purchase shares of our Series D preferred stock. The September 2015 warrants and the Loan Facility warrants were determined to be freestanding instruments as they were detachable and separately exercisable. On October 5, 2020, we entered into the Merger Agreement with SCH and simultaneously amended the terms of the legacy warrants, and they were automatically converted into common stock in connection with the 2021 Business Combination. For additional information related to the Legacy Warrants, please refer to Item 7. Management's Discussion and Analysis of Critical Accounting Policies and Estimates of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022.
Public Warrants and Private Placement Warrants
We assumed, in connection with the 2021 Business Combination, public warrants and private placement warrants to purchase shares of our Class A Common Stock (the "Public Warrants" and the "Private Placement Warrants," respectively). These warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrants payable on the Consolidated Balance Sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis until redeemed, with changes in fair value presented within Change in fair value of warrants within the Consolidated Statements of Operations and Comprehensive Loss. The Public Warrants were classified within Level 1 of the fair value hierarchy because the fair value was equal to the publicly traded price of the Public Warrants. The Private Placement Warrants were classified within Level 2 of the fair value hierarchy because the fair value was estimated using the price of the Public Warrants. On July 22, 2021, we issued a press release stating that we would redeem all unexercised Public Warrants and Private Placement Warrants. In connection with the redemption, effective August 24, 2021, the Public Warrants were delisted and classified within Level 2 of the fair value hierarchy as the fair value of the Public

Warrants was based on proportional changes in the price of our common stock. There were no Private Placement Warrants outstanding at August 24, 2021.

Private Warrants

At December 31, 2022, the Company had exercisable private warrants which were embedded in several agreements as derivatives. These private warrants were accounted for as assets in accordance with ASC 815-40 and are presented within Other assets, non-current on the Consolidated Balance Sheets. The warrant assets are measured at fair value at inception and on a recurring basis until redeemed, with changes in fair value presented within Change in fair value of warrants within the Consolidated Statements of Operations and Comprehensive Loss. These private warrants were classified within Level 3 due to the subjectivity and use of estimates in the calculation of their fair value.
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

Fair values of the Legacy warrants and derivative liabilities related to the Convertible Securities were estimated using a probability-weighted expected return method, where the values of various instruments were estimated based on an analysis of future values of our business, assuming various future outcomes. The resulting instruments' values were based upon the probability-weighted present value of expected future investment returns, considering each of the possible future outcomes available to us, as well as the economic benefits attributable to each class of instruments. The expected future investment returns were estimated using a variety of methodologies, including both the market approach and the income approach, where an observable quoted market does not exist, and were generally classified as Level 3. Such methodologies included reviewing values ascribed to our most recent financing, comparing the subject instrument with similar instruments of publicly traded companies in similar lines of business, and reviewing our underlying financial performance and subject instrument, including estimating discounted cash flows. To estimate the fair value attributable to the derivative liabilities, the "with and without" approach is used. An evaluation of multiple scenarios for future payoffs for the underlying Convertible Securities was performed using option pricing models, and probability-weighted average value indications were used to arrive at the estimated fair values.

For information on fair values of the Public Warrants and Private Placement Warrants, please refer to the section entitled "Warrants" above.

Stock-based Compensation
We measure and recognize compensation expense for all stock-based awards, including stock options, restricted stock units granted to employees, directors, and non-employees, and stock purchase rights granted under the 2020 Employee Stock Purchase Plan ("ESPP") to employees, based on the estimated fair value of the awards on the date of grant. The fair value of each stock option and ESPP opportunity granted is estimated using the Black-Scholes option-pricing model. The fair value of each restricted stock unit ("RSU") is based on the estimated fair value of our common stock on the date of grant.

The measurement date for employee awards is the date of grant, and stock-based compensation costs are recognized as expense over the employees' requisite service period, which is the vesting period, on a straight-line basis. The measurement date for non-employee awards is the date of grant without changes in the fair value of the award. Stock-based compensation costs for non-employees are recognized as expense over the vesting period on a straight-line basis. Stock-based compensation expense is classified within the Consolidated Statements of Operations and Comprehensive Loss within Salaries and benefits. We recognize stock-based compensation expense for the portion of awards that have vested. Forfeitures are recorded as they occur.

We also grant certain awards that have performance-based vesting conditions, including performance restricted stock units that become eligible to vest if, prior to the vesting date, the average closing price of one share of our common stock for ninety consecutive days equals or exceeds a specified price ("Market PRSUs"). Stock-based compensation expense for such awards is recognized using an accelerated attribution method from the time it is deemed probable that the vesting condition will be met through the time the service-based vesting condition has been achieved. The grant date fair value of the Market PRSUs is recognized as expense over the vesting period under the accelerated attribution method and is not adjusted in future periods for the success or failure to achieve the specified market condition. We have also determined the requisite service period for the Market PRSUs with multiple performance conditions to be the longest of the explicit, implicit, or derived service period. The determination of the grant-date fair value using an option-pricing model is affected by the estimated fair value of our common stock as well as assumptions regarding a number of other complex and subjective variables. These variables include expected stock price volatility over an expected term, actual and projected employee stock option exercise behaviors, the risk-free interest rate for an expected term, and expected dividends. The assumptions used in our option-pricing model represent our best estimates. These estimates involve inherent uncertainties and the application of judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future. These assumptions are estimated as follows:

Expected term - For stock options considered to be "plain vanilla" options, we estimate the expected term based on the simplified method, which is essentially the weighted average of the vesting period and contractual term, as our historical option exercise experience does not provide a reasonable basis upon which to estimate the expected term.

Expected volatility - We perform an analysis of the average volatility of a peer group of representative public companies with sufficient trading history over the expected term to develop an expected volatility assumption.

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

See Note 18 (Employee Benefit Plans) to the Consolidated Financial Statements included in this Form 10-K for a complete description of the accounting for stock-based compensation awards.
Recently Issued and Adopted Accounting Pronouncements
See Note 2 (Summary of Significant Accounting Policies) to the consolidated financial statements in this form 10-K for a discussion of accounting pronouncements recently adopted and recently issued accounting pronouncements not yet adopted and their potential impact to our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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
We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. Our investment policy is focused on preservation of capital, liquidity and earning a modest yield. Substantially all of our investment portfolio is invested in U.S. Treasury fixed maturity securities. At December 31, 2022, none of our fixed maturity securities portfolio was unrated or rated below investment grade.
Inflation Risk
The United States economy continues to be impacted by rising inflation. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of Operating expenses as a percentage of Total revenues, if the premiums earned or other payments we receive from CMS do not increase with these increased costs. We continue to monitor the potential impacts from inflation and are prepared to respond to inflationary pressures as necessary. For further information regarding risks we encounter in our business due to economic conditions including inflationary pressures, see "Risk Factors" contained in Item 1A of this Form 10-K.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Clover Health Investments, Corp.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Clover Health Investments, Corp. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in convertible preferred stock and stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2023expressed an unqualified opinion thereon.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of incurred but not reported reserves

Description of the Matter	As of December 31, 2022, the Company’s unpaid claims were $137.4 million, of which, a significant portion is incurred but not reported reserves. As discussed in Notes 1 and 10 to the consolidated financial statements, the Company’s incurred but not reported (IBNR) liability for its Medicare Advantage and Direct Contracting Entity programs is determined by using actuarial methods that include a number of factors and assumptions, including completion factors, which seek to measure the cumulative percentage of claims expense that have been paid as of the reporting date based on historical claim payment patterns, and assumed medical cost trend factors, which represent an estimate of claims expense based on recent claims expense levels and medical cost levels. There is significant uncertainty inherent in determining management’s best estimate of completion and trend factors, which are used to calculate actuarial estimates of IBNR

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
New York, NY
March 1, 2023

CLOVER HEALTH INVESTMENTS, CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	December 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$103,791	$299,968
Short-term investments	41,457	293,851
Investment securities, available-for-sale (Amortized cost: 2022: $193,300; 2021: $21,142)	189,498	21,131
Investment securities, held-to-maturity (Fair value: 2022: $15; 2021: $307)	15	305
Accrued retrospective premiums	20,387	34,923
Other receivables	23,596	14,282
Healthcare receivables	70,607	48,042
Non-Insurance receivable	52,955	12,170
Surety bonds and deposits	100,502	10,656
Prepaid expenses	18,146	14,693
Other assets, current	4,043	2,525
Total current assets	624,997	752,546

Investment securities, available-for-sale (Amortized cost: 2022: $142,940; 2021: $177,527)	137,368	175,604
Investment securities, held-to-maturity (Fair value: 2022: $636; 2021: $364)	742	335
Property and equipment, net	5,753	2,287
Operating lease right-of-use assets	4,025	5,367
Goodwill and other intangible assets	20,000	4,233
Other assets, non-current	15,735	10,432
Total assets	$808,620	$950,804

The accompanying notes are an integral part of these consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	December 31, 2022	December 31, 2021
Liabilities and Stockholders' Equity
Current liabilities
Unpaid claims	$141,947	$138,604
Due to related parties, net	1,566	2,320
Non-Insurance performance year obligation, current	73,844	36,891
Non-Insurance payable	148,191	37,773
Accounts payable and accrued expenses	32,445	28,129
Accrued salaries and benefits	23,962	15,147
Operating lease liabilities	1,827	3,059
Premium deficiency reserve	16,388	110,628
Other liabilities, current	486	73
Total current liabilities	440,656	372,624

Notes and securities payable, net of discounts and deferred issuance costs	—	19,938
Long-term operating lease liabilities	4,033	4,830
Other liabilities, non-current	16,193	14,095
Total liabilities	460,882	411,487
Commitments and Contingencies (Note 21)
Stockholders' equity
Class A Common Stock, $0.0001 par value; 2,500,000,000 shares authorized at December 31, 2022 and 2021; 383,998,718 and 352,645,626 issued and outstanding at December 31, 2022 and 2021, respectively	37	34
Class B Common Stock, $0.0001 par value; 500,000,000 shares authorized at December 31, 2022 and 2021; 94,394,852 and 118,206,768 issued and outstanding at December 31, 2022 and 2021, respectively	9	12
Additional paid-in capital	2,319,157	2,154,187
Accumulated other comprehensive loss	(9,374)	(1,934)
Accumulated deficit	(1,955,582)	(1,616,738)
Less: Treasury stock, at cost; 2,072,752 and 14,730 shares held at December 31, 2022 and 2021, respectively	(6,509)	(147)
Clover stockholders' equity	347,738	535,414
Noncontrolling interest	—	3,903
Total stockholders' equity	347,738	539,317
Total liabilities and stockholders' equity	$808,620	$950,804

The accompanying notes are an integral part of these consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Dollars in thousands, except per share and share amounts)

	Years ended December 31,
	2022	2021	2020
Revenues:
Premiums earned, net (Net of ceded premiums of $470, $489, and $599 for the years ended December 31, 2022, 2021, and 2020, respectively)	$1,084,869	$799,414	$665,698
Non-Insurance revenue	2,380,135	667,639	—
Other income	11,683	4,943	7,190
Total revenues	3,476,687	1,471,996	672,888

Operating expenses:
Net medical claims incurred	3,453,952	1,551,178	590,082
Salaries and benefits	278,725	260,458	71,256
General and administrative expenses	207,917	185,287	120,830
Premium deficiency reserve (benefit) expense	(94,240)	110,628	(17,128)
Depreciation and amortization	1,187	1,246	555
Other expense	70	191	—
Total operating expenses	3,847,611	2,108,988	765,595
Loss from operations	(370,924)	(636,992)	(92,707)

Change in fair value of warrants	(900)	(66,146)	80,328
Interest expense	1,333	3,193	35,990
Amortization of notes and securities discounts	30	13,717	21,118
Gain on derivative	—	—	(93,751)
Gain on investment	(9,217)	—	—
Gain on extinguishment of note payable	$(23,326)	$—	$—
Net loss	$(338,844)	$(587,756)	$(136,392)

Per share data:
Net loss per share attributable to Class A and Class B common stockholders – basic and diluted (1)	$(0.71)	$(1.42)	$(1.54)
Weighted average number of common shares outstanding
Basic and diluted weighted average number of Class A and Class B common shares and common share equivalents outstanding (1)	476,244,262	412,922,424	88,691,582

Net unrealized loss on available-for-sale investments	$(7,440)	$(1,944)	$(36)
Comprehensive loss	$(346,284)	$(589,700)	$(136,428)
(1) 2020 results have been adjusted to reflect the exchange of Legacy Clover's common stock for Clover Class B Common Stock at an exchange ratio of approximately 2.0681 in January 2021 as a result of the 2021 Business Combination. See Note 3 (Business Combination) for additional information. Because the Company had a Net loss during the years ended December 31, 2022, 2021, and 2020 the Company's potentially dilutive securities, which include stock options, restricted stock, preferred stock, and warrants to purchase shares of common stock and preferred stock, have been excluded from the computation of diluted net loss per share, as the effect would be anti-dilutive.
The accompanying notes are an integral part of these consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(Dollars in thousands, except share amounts)

	Convertible Preferred stock		Class A Common Stock		Class B Common Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2019	139,444,346	$447,747	—	$—	88,279,119	$9	—	$—	$403,041	$(891,633)	$46	$—	$(488,537)
Stock issuance for exercise of stock options, net of early exercise liability	—	—	—	—	1,297,977	—	—	—	1,748	—	—	—	1,748
Stock-based compensation	—	—	—	—	—	—	—	—	7,078	—	—	—	7,078
Buyback and subsequent cancellation of common shares	—	—	—	—	(370,830)	—	—	—	—	(957)	—	—	(957)
Unrealized holdings gain on investment securities, available-for-sale	—	—	—	—	—	—	—	—		—	(36)	—	(36)
Interests issued	—	—	—	—	—	—	—	—	—	—	—	3,903	3,903
Net loss	—	—	—	—	—	—	—	—	—	(136,392)	—	—	(136,392)
Balance, December 31, 2020	139,444,346	$447,747	—	$—	89,206,266	$9	—	$—	$411,867	$(1,028,982)	$10	$3,903	$(613,193)
Stock issuance for exercise of stock options, net of early exercise liability	—	—	4,303,062	—	—	—	—	—	6,144	—	—	—	6,144
Stock-based compensation	—	—	—	—	—	—	—	—	163,723	—	—	—	163,723
Vested restricted stock units	—	—	541,076	—	—	—	—	—	—	—	—	—	—
Unrealized holdings gain on investment securities, available-for-sale	—	—	—	—	—	—	—	—	—	—	(1,944)	—	(1,944)
Preferred stock conversion	(139,444,346)	(447,747)	—	—	139,444,346	14	—	—	447,733	—	—	—	447,747
Issuance of common stock related to exercises of legacy warrants	—	—	—	—	7,205,490	1	—	—	97,781	—	—	—	97,782
Convertible debt conversion and other issuances	—	—	—	—	75,084,703	7	—	—	16,052	—	—	—	16,059
Issuance of common stock in connection with 2021 Business Combination and PIPE offering	—	—	143,475,108	14	(49,975,104)	(5)	—	—	666,232	—	—	—	666,241
Conversion from Class B Common Stock to Class A Common Stock	—	—	231,273,129	23	(231,273,129)	(23)	—	—	—	—	—	—	—
Conversion from Class A Common Stock to Class B Common Stock	—	—	(88,514,196)	(9)	88,514,196	9	—	—	—	—	—	—	—
Capital contribution for extinguishment of debt	—	—	—	—	—	—	—	—	126,795	—	—	—	126,795
Acquisition of Public and Private Placement Warrants	—	—	—	—	—	—	—	—	(147,582)	—	—	—	(147,582)
Issuance of common stock related to exercises of Public and Private Placement Warrants	—	—	9,408,264	1	—	—	—	—	81,672	—	—	—	81,673
Issuance of common stock, net of stock issuance costs	—	—	52,173,913	5	—	—	—	—	283,770	—	—	—	283,775
Treasury stock acquired	—	—	(14,730)	—	—	—	14,730	(147)	—	—	—	—	(147)
Net loss	—	—	—	—	—	—	—	—	—	(587,756)	—	—	(587,756)
Balance, December 31, 2021	—	$—	352,645,626	$34	118,206,768	$12	14,730	$(147)	$2,154,187	$(1,616,738)	$(1,934)	$3,903	$539,317

	Convertible Preferred stock		Class A Common Stock		Class B Common Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Stock issuance for exercise of stock options, net of early exercise liability	—	—	4,367,985	—	—	—	—	—	1,400	—	—	—	1,400
Stock-based compensation	—	—	—	—	—	—	—	—	164,305	—	—	—	164,305
Vested restricted stock units	—	—	2,974,581	—	1,677,873	—	—	—	—	—	—	—	—
Vested performance stock units	—	—	8,951	—	—	—	—	—	—	—	—	—	—
Unrealized holdings gain on investment securities, available for sale	—	—	—	—	—	—	—	—	—	—	(7,440)	—	(7,440)
Conversion from Class B Common Stock to Class A Common Stock	—	—	25,489,789	3	(25,489,789)	(3)	—	—	—	—	—	—	—
Treasury Stock	—	—	(2,058,022)	—	—	—	2,058,022	(6,362)	—	—	—	—	(6,362)
Issuance of Common Stock under Employee Stock Purchase Plan	—	—	569,808	—	—	—	—	—	—	—	—	—	—
Activities from Seek Dissolution	—	—	—	—	—	—	—	—	(735)	—	—	—	(735)
Derecognition of Non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	(3,903)	(3,903)
Net loss	—	—	—	—	—	—	—	—	—	(338,844)	—	—	(338,844)
Balance, December 31, 2022	—	$—	383,998,718	$37	94,394,852	$9	2,072,752	$(6,509)	$2,319,157	$(1,955,582)	$(9,374)	$—	$347,738

The accompanying notes are an integral part of these consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(338,844)	$(587,756)	$(136,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,187	1,246	555
Amortization of notes and securities discounts and debt issuance costs	30	13,717	21,118
Stock-based compensation expense	164,305	163,723	7,078
Paid-in-kind interest	—	—	28,334
Change in fair value of warrants and amortization of warrants	(900)	(66,146)	80,328
Change in derivative liabilities	—	—	(93,751)
Accretion, net of amortization	(1,503)	200	(195)
Net realized losses on investment securities	267	53	(1,114)
Gain on extinguishment of note payable	(23,326)	—	—
Gain on investment	(9,217)	—	—
Premium deficiency reserve	(94,240)	110,628	(17,128)
Changes in operating assets and liabilities:
Accrued retrospective premiums	14,536	(94)	(21,604)
Other receivables	(8,988)	(2,914)	(5,865)
Reinsurance recoverable	—	(96)	481
Surety bonds and deposits	(7,424)	(10,656)	—
Prepaid expenses	(3,415)	(6,863)	(6,473)
Other assets	(1,204)	(4,296)	1,003
Healthcare receivables	(22,565)	(9,297)	(12,926)
Non-Insurance receivable	(40,785)	(12,170)	—
Operating lease right-of-use assets	1,984	3,591	3,257
Unpaid claims	2,589	36,948	26,090
Accounts payable and accrued expenses	7,635	5,307	10,845
Accrued salaries and benefits	8,784	11,169	186
Deferred rent	—	68	—
Other liabilities	2,468	979	1,378
Performance year obligation	36,953	36,891
Non-Insurance payable	110,418	37,773	—
Operating lease liabilities	(2,671)	(4,331)	(3,703)
Net cash used in operating activities	(203,926)	(282,326)	(118,498)
Cash flows from investing activities:
Purchases of short-term investments, available-for-sale, and held-to-maturity securities	(369,396)	(876,252)	(174,318)
Proceeds from sales of short-term investments and available-for-sale securities	13,348	126,862	248,664
Proceeds from maturities of short-term investments, available-for-sale, and held-to-maturity securities	472,098	314,666	63,751
Acquisition of business, net of cash acquired	(16,200)	—	—
Purchases of property and equipment	(4,467)	(723)	(693)
Acquisition of Character Biosciences, Inc. Series A preferred shares	(250)	—	—
Net cash provided by (used in) investing activities	95,133	(435,447)	137,404
Cash flows from financing activities:
Proceeds from issuance of convertible notes	—	—	20,000
Deferred financing costs	—	—	(98)
Payment of notes payable principal	—	(30,925)	(18,752)
Issuance of common stock, net of early exercise liability	1,400	6,144	1,748
Proceeds from reverse recapitalization, net of transaction costs	—	666,241	—
Buyback and subsequent cancellation of common shares	—	—	(957)
Proceeds received for the exercise of public and private warrants	—	390	—
Issuance of common stock, net of stock issuance costs	—	283,775	—
Payment for the redemptions of public warrants	—	(85)	—
Treasury stock acquired	(6,362)	(147)	—
Acquisition of noncontrolling interest	—	—	3,903
Net cash (used in) provided by financing activities	(4,962)	925,393	5,844
Net (decrease) increase in cash, cash equivalents, and restricted cash	(113,755)	207,620	24,750
Cash, cash equivalents, and restricted cash, beginning of period	299,968	92,348	67,598
Cash, cash equivalents, and restricted cash , end of period	$186,213	$299,968	$92,348

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents	103,791	299,968	92,348
Restricted cash	82,422	—	—
Total cash, cash equivalents, and restricted cash	186,213	299,968	92,348
Supplemental cash flow disclosures
Cash paid during the period for interest	$—	$1,677	$4,578
Cash paid during the year for health insurance industry fee	—	—	8,022
Supplemental disclosure of non-cash activities
Conversion of preferred stock to common stock	—	447,747	—
Issuance of common stock related to convertible debt	—	16,059	—
Capital contribution for extinguishment of debt	—	126,795	—
Activities from Seek Dissolution	735	—	—
Issuance of common stock related to warrants exercised	—	97,782	—
Acquisition of public and private warrants	—	147,582	—
Issuance of common stock related to the exercise of public and private warrants	—	81,283	—
Right-of-use assets obtained in exchange for lease liabilities	642	1,076	42
Recognition of equity method investments and preferred stock	8,644	—	—
Derecognition of noncontrolling interest	3,903	—	—
Conversion of Character Biosciences, Inc. convertible note to preferred stock	250	—	—
The accompanying notes are an integral part of these consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP. AND SUBSIDIARIES
Notes to Audited Consolidated Financial Statements
1. Organization and Operations
Clover Health Investments, Corp. (collectively with its affiliates and subsidiaries, "Clover" or the "Company") is focused on empowering physicians to identify and manage chronic diseases early. Clover has centered its strategy on building and deploying technology through its flagship software platform, Clover Assistant, to help America's seniors receive better care at lower costs.
Clover provides affordable, high-quality Medicare Advantage plans, including Preferred Provider Organization ("PPO") and Health Maintenance Organization ("HMO") plans, through its regulated insurance subsidiaries. The Company's regulated insurance subsidiaries consist of Clover Insurance Company and Clover HMO of New Jersey Inc., which operate the Company's PPO and HMO health plans, respectively. On April 1, 2021, the Company's subsidiary, Clover Health Partners, LLC ("Health Partners"), began participating as a Direct Contracting Entity ("DCE") in the Global and Professional Direct Contracting Model ("DC Model") of the Centers for Medicare and Medicaid Services ("CMS"), an agency of the United States Department of Health and Human Services, through which the Company provides care to aligned Original Medicare beneficiaries (the "Non-Insurance Beneficiaries"). Medical Service Professionals of NJ, LLC, houses Clover's employed physicians and the related support staff for Clover's in-home care program. Clover's administrative functions and insurance operations are primarily operated by its Clover Health, LLC and Clover Health Labs, LLC subsidiaries.
Clover's approach is to combine technology, data analytics, and preventive care to lower costs and increase the quality of health and life of Medicare beneficiaries. Clover's technology platform is designed to use machine learning-powered systems to deliver data and insights to physicians in order to improve outcomes for beneficiaries and drive down costs. Clover's MA plans generally provide access to a wide network of primary care providers, specialists, and hospitals, enabling its members to see any doctor participating in Medicare willing to accept them. Clover focuses on minimizing members' out-of-pocket costs and offers many plans that allow members to pay the same co-pays for primary care provider visits regardless of whether their physician is in- or out-of-network. Through its Non-Insurance operations, the Company assumes full risk (i.e., 100.0% shared savings and shared losses) for the total cost of care of aligned Non-Insurance Beneficiaries, empowers providers with Clover Assistant, and offers a variety of programs aimed at reducing expenditures and preserving or enhancing the quality of care for Non-Insurance Beneficiaries. For additional information related to the Company's Non-Insurance operations, see Note 22 (Non-Insurance) in these financial statements.
The Company was originally incorporated as a Cayman Islands exempted company on October 18, 2019, as a special purpose acquisition company under the name Social Capital Hedosophia Holdings Corp. III ("SCH"). On October 5, 2020, SCH entered into a Merger Agreement (the "Merger Agreement") with Clover Health Investments, Corp., a corporation originally incorporated on July 17, 2014, in the state of Delaware ("Legacy Clover"). Pursuant to the Merger Agreement, on January 7, 2021, Asclepius Merger Sub Inc., a Delaware corporation and a newly formed, wholly-owned subsidiary of SCH ("Merger Sub"), merged with and into Legacy Clover. The separate corporate existence of Merger Sub ceased, Legacy Clover survived and merged with and into SCH, with SCH as the surviving corporation, and SCH was redomesticated as a Delaware corporation and renamed Clover Health Investments, Corp. (the "2021 Business Combination"). The 2021 Business Combination was accounted for as a reverse recapitalization in accordance with generally accepted accounting principles in the United States ("GAAP"). Under the guidance in Accounting Standards Codification ("ASC") 805, Legacy Clover is treated as the "acquirer" for financial reporting purposes, Legacy Clover is deemed the accounting predecessor of the combined business, and Clover Health Investments, Corp., as the parent company of the combined business, is the successor Securities and Exchange Commission ("SEC") registrant, meaning that Legacy Clover's financial statements for previous periods are disclosed in periodic reports filed with the SEC. As a result of the 2021 Business Combination, there were simultaneous changes to Legacy Clover's convertible securities, warrants, and convertible preferred stock. See Note 5 (Fair Value Measurements), Note 12 (Notes and Securities Payable), and Note 16 (Stockholders' Equity and Convertible Preferred Stock) for additional information regarding these changes. See also Note 3 (Business Combination) for additional information related to the 2021 Business Combination.
The 2021 Business Combination has had a significant impact on the Company's reported financial condition and results of operations as a consequence of the reverse recapitalization. The 2021 Business Combination closed on January 7, 2021, and on the following day the Company's Class A Common Stock and then outstanding public warrants were listed on the Nasdaq Global Select Market ("Nasdaq") for trading in the public market.

2. Summary of Significant Accounting Policies
Basis of presentation
The Company's consolidated financial statements have been prepared in conformity with GAAP and include the accounts of the Company and its wholly-owned subsidiaries. In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments, necessary for a fair presentation of its financial condition and its results of operations for the periods presented. All material intercompany balances and transactions have been eliminated in consolidating these financial statements. Investments over which we exercise significant influence, but do not control, are accounted for using the applicable accounting treatment based on the nature of the investment.
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
Reclassifications
Certain amounts in the prior years' Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Loss, and Consolidated Statements of Cash Flows have been reclassified to conform to the current year's presentation, primarily related to Surety bonds and deposits, Prepaid expenses, Property and equipment, net, Non-Insurance payable, and Other assets, current, Depreciation and amortization, and General and administrative expenses. Additionally, amounts within the prior years' Consolidated Statements of Operations and Comprehensive Loss related to Medicare Advantage ("MA") net medical claims incurred, direct contracting ("DC") net medical claims incurred, and other medical costs, have been combined to conform to the current year's presentation. These reclassifications had no material effect on the previously reported Consolidated Financial Statements.
Deferred revenue

Premiums earned, net is recognized as income in the period members are entitled to receive services, risk adjustment revenue, and other ancillary income. Premiums received in advance of the service period are reported as deferred revenue on the Consolidated Balance Sheets and recognized within Premiums earned, net once earned. Premiums anticipated to be received within twelve months based on the documented diagnostic criteria of the Company's members are estimated and included in revenue for the period including the member months for which the payment is designated by CMS.
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

When the Company's carrying value in an equity method investee company is reduced to zero, no further losses are recorded in the Company's consolidated financial statements unless the Company guaranteed obligations of the investee company or has committed additional funding. When the investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.
Business Combinations
The Company accounts for business acquisitions under ASC 805, Business Combinations. The total purchase consideration for an acquisition is measured as the fair value of the assets given, equity instruments issued and liabilities assumed at the acquisition date. Costs that are directly attributable to the acquisition are expensed as incurred. Identifiable assets (including intangible assets) and liabilities assumed (including contingent liabilities) in an acquisition are measured initially at their fair values at the acquisition date. The Company recognizes goodwill to the extent that the fair value of the total purchase consideration is in excess of the net fair value of the identifiable assets acquired and the liabilities assumed. The Company includes the results of operations of the acquired business in the consolidated financial statements beginning on the acquisition date.
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
Performance guarantees

Certain of the Company's arrangements with third-party providers require it to guarantee the performance of its care network to CMS. As a result of the Company's participation in the DC Model, the Company determined that it was making a performance guarantee with respect to providers under the Non-Insurance arrangement that should be recognized in the financial statements. The performance guarantee identified relates to the Company guaranteeing the performance of the third-party medical providers. Thus, the contract with CMS is accounted for as a performance guarantee under ASC 460-Guarantees. At the inception of the performance year, the Company measures and recognizes the performance guarantee receivable and obligation, issued in this standalone arm's length transaction, using the practical expedient to fair value as set forth in ASC 460-10-30-2(a). The Company estimates the annualized benchmark, which is the amount recognized in both the Non-Insurance performance year receivable and the Non-Insurance performance year obligation, current. This is consistent with ASC 460-10-25-4, which provides that a guarantor shall recognize in its statement of financial position a liability for that guarantee. In addition, when the guarantee is issued in a standalone transaction for a premium, the offsetting entry should be considered received (such as cash or a receivable) according to ASC 460-10-25-4. Thus the Company recognizes the Non-Insurance performance year receivable on its Consolidated Balance Sheets.

To subsequently measure and recognize the performance guarantee, the Company follows ASC 460-10-35-2(b) and applies a systematic and rational approach to reflect its release from risk. Under this approach, the Company amortizes on a straight-line basis over the performance year, the obligation. The Company has determined this systematic and rational method is appropriate, as it matches the period in which the guarantee is fulfilled. In addition, ASC 460-10-35-2 provides further guidance on the subsequent measurement related to the Company's performance guarantee. Per ASC 460-10-35-2, depending on the nature of the guarantee, the guarantor's release from risk typically can be recognized over the term of the guarantee using one of three methods: (1) upon expiration or settlement, (2) by systematic or rational amortization, or (3) as the fair value of the guarantee changes. The Company has determined that method (2) is the appropriate method of recognition as discussed above.

With respect to each performance year in which the DCE is a participant, the final consideration due to the DCE from CMS ("shared savings") or the consideration due to CMS from the DCE ("shared loss") is reconciled in the subsequent years following the performance year. The shared savings or loss is measured periodically and will be applied to the Non-Insurance performance obligation, current or Non-Insurance performance receivable if the Company is in a probable loss position or probable savings position, respectively. The DCE has entered into an agreement with CMS and a third-party to cover the financial threshold determined by CMS. Within Surety bonds and deposits on the Consolidated Balance Sheets, the Company includes amounts held in escrow related to the financial guarantee as required with CMS, which is considered restricted cash in nature which is shown on the Company's Consolidated Statements of Cash Flow.

Cash and cash equivalents
Cash and cash equivalents include cash on hand, amounts due from banks, money market instruments and other highly liquid investments with original maturities of 90 days or less. The carrying values of these instruments approximate their respective fair value due to the short-term maturity of these investments.

At December 31, 2022 and 2021, the Company had Cash and cash equivalents at financial institutions, which are insured by the Federal Deposit Insurance Corporation (FDIC). At times, balances may exceed the FDIC insured limits. Management believes that credit risk related to those balances is minimal.
Investment securities
Short-term investments
Short-term investments consist of investments that the Company expects to convert into cash within one year of the balance sheet date, including time deposits and debt securities, which have original maturities greater than 90 days. Short-term investments are measured at their amortized cost. The carrying values of these instruments approximate their respective fair value due to the short-term maturity of these investments.
Investment securities, available-for-sale
Investment securities, which consist entirely of debt securities with fixed or determinable payments and fixed maturity dates, that the Company purchases that are not classified as held-to-maturity, are classified as available-for-sale financial assets. The Company's available-for-sale investments are U.S. Treasury fixed maturity securities.
Available-for-sale investments are measured at fair value, and unrealized gains and losses, if any, are recorded in other comprehensive income, net of applicable income taxes, until realized from a sale or an expected credit loss is recognized.
Investment securities, held-to-maturity
Investment securities, which consist entirely of debt securities with fixed or determinable payments and fixed maturity dates, where the Company has a positive intent and ability to hold to maturity, are classified as held-to-maturity financial assets. The Company's held-to-maturity investments are comprised of U.S. Treasury fixed maturity securities. The held-to-maturity investments are measured at amortized cost using the effective interest method less impairment. Unrealized holding gains or losses are not recognized.
Impairment of investment securities
Effective January 1, 2021, the Company adopted the provisions of ASC 326 and modified its accounting policy for the assessment of available-for-sale and held-to-maturity securities for impairment, as further described below. Prior to January 1, 2021, the Company applied the other-than-temporary impairment model for available-for-sale securities in an unrealized loss position which did not result in impairments for 2020 or 2019. Beginning on January 1, 2021, the Company adopted ASC 326, which retained many similarities from the previous other-than-temporary impairment model but eliminated the consideration of the length of time over which the fair value had been less than cost. Additionally, under ASC 326, the expected losses on securities are recognized through an allowance for credit losses rather than as a reduction in the amortized cost of the security.
The Company identifies securities that are in an unrealized loss position and could potentially have an impairment. This process involves monitoring market events that could impact issuers' credit ratings, business climate, management changes, litigation and government actions, and other similar factors. This process also involves monitoring late payments, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts and cash flow projections as indicators of credit risks. The Company considers relevant facts and circumstances in evaluating the impairment of a security. Relevant facts and circumstances considered include (1) the extent to which the fair value has been below cost or amortized cost, (2) adverse conditions specifically related to the financial condition of the issuer or to the industry, (3) geographic area of the issuer, or the underlying collateral of a security including the current and future impact of any specific events, (4) the payment structure of the security, (5) changes in credit rating of the security by the rating agencies, and (6) the volatility of the fair value changes. There are a number of significant risks and uncertainties inherent in the process of monitoring impairments. These risks and uncertainties include (1) the risk that management's assessment of an issuer's ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer, (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated, (3) erroneous information or fraudulent financial statements could be provided to the Company's management to determine the fair value estimates and impairments, and (4) the risk that new information obtained by the Company, or changes in other facts and circumstances, could lead the Company to change its intent to hold the security to maturity or until it recovers in value. Any of these situations could result in a charge to operations in a future period.
For available-for-sale securities whose fair value is less than their amortized cost that the Company does not intend to sell or is not required to sell, management evaluates the expected cash flows to be received as compared to amortized cost and determines if an expected credit loss has occurred. If an expected credit loss occurs, only the amount of the impairment related to the expected credit loss is recognized in income with the remainder, if any, of the loss recognized in other comprehensive income.

To the extent the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis, management recognizes an impairment loss in income in an amount equal to the full difference between the amortized cost basis and the fair value.
Expected cash flows to be received are evaluated as compared to amortized cost to determine if a credit loss has occurred. The amount of the credit loss component of the security is estimated as the difference between the amortized cost and the present value of the expected cash flows of the security. In developing the expected recovery analysis for debt securities, the Company reviews business prospects, credit ratings and available information from asset managers and rating agencies for individual securities. The present value is determined using the best estimate of future cash flows discounted at the implicit interest rate at the date of purchase. For the years ended December 31, 2022, 2021, and 2020, there was no impairment loss reported.
Held-to-maturity securities are evaluated for potential credit loss on a collective basis. The estimate of credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.
Allowance for expected credit losses
The Company assesses outstanding receivables at each period for credit risk. The majority of receivables are from CMS, a United States government entity that presents very limited credit risk.
Other income
Other income consists of income from operating subleases, miscellaneous revenue, investment income, commissions, and realized gains and losses.
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
To determine the fair value of its investments, the Company utilizes third-party valuation service providers to gather, analyze and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual instruments. Valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of widely accepted valuation models, provide a single fair value measurement for individual securities for which a fair value has been requested under the terms of service agreements. The inputs used by the valuation service providers include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, currency rates and other market observable information, as applicable. The valuation models consider, among other things, observable market information as of the measurement date as well as the specific attributes of the security being valued including its term, interest rate, credit rating, industry sector and, when applicable, collateral quality and other issue or issuer specific information. When market transactions or other observable market data is limited, the extent to which judgment is applied in determining fair value is greatly increased.
Assets and liabilities measured at fair value are categorized into a fair value hierarchy based on whether the inputs to valuation techniques are observable or unobservable. Observable inputs are those that market participants operating within the same marketplace as the Company would use in pricing the Company's assets or liabilities based on independently derived and observable market data. Unobservable inputs are inputs that cannot be sourced from a broad active market in which assets or liabilities identical or similar to those of the Company are traded.
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
Level 3 – Valuations are based on techniques that use significant inputs that are unobservable and reflect management's best estimate of what market participants would use when pricing the asset or liability, including assumptions about risk. The valuation of Level 3 assets and liabilities requires the greatest degree of judgment. These measurements may be made under circumstances in which there is little, if any, market activity for the asset or liability. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, the Company considers factors specific to the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement is classified is determined based on the lowest level input that is significant to the fair value measurement in its entirety.
Fair values of actively traded investments securities are based on quoted market prices. Fair values of other investment securities are based on quoted market prices of identical or similar securities or based on observable inputs, like interest rates generally using a market valuation approach, or, less frequently, an income valuation approach, and are generally classified as Level 2. The Company obtains at least one price for each security from a third-party pricing service. These prices are generally derived from recently reported trades for identical or similar securities, including adjustments through the reporting date based upon observable market information. When quoted prices are not available, the third-party pricing service may use quoted market prices of comparable securities or a discounted cash flow analysis, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include benchmark yields, reported trades, credit spreads, broker quotes, default rates, and prepayment speeds.
Concentrations of credit risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of Cash and cash equivalents. Cash and cash equivalents are held with financial institutions of high quality. Balances may exceed the amount of insurance provided on such balances.
The ceding of insurance does not legally discharge the Company from its primary liability for the full amount of the policy coverage, and therefore the Company will be required to pay the loss and bear collection risk if the reinsurer fails to meet its obligations under the reinsurance agreement. To minimize exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk with its reinsurers.
Capitalized software development costs - cloud computing arrangements
The Company's cloud computing arrangements are mostly comprised of hosting arrangements that are service contracts, whereby the Company gains remote access to use enterprise software hosted by the vendor or another third party on an as-needed basis for a period of time in exchange for a subscription fee. Implementation costs for cloud computing arrangements are capitalized if certain criteria are met and consist of internal and external costs directly attributable to developing and configuring cloud computing software for its intended use. These capitalized implementation costs are presented in the Consolidated Balance Sheets within Prepaid expenses, and are generally amortized over the fixed, non-cancelable term of the associated hosting arrangement on a straight-line basis.
Deferred acquisition costs
Acquisition costs directly related to the successful acquisition of new business, which are primarily made up of commissions costs, are deferred and subsequently amortized. Deferred acquisition costs are recorded within Other assets, current on the Consolidated Balance Sheets and are amortized over the estimated life of the related contracts. The amortization of deferred acquisition costs is recorded within General and administrative expenses within the Consolidated Statement of Operations and Comprehensive Loss. At December 31, 2022 and 2021, there were no deferred acquisition costs as a result of the acceleration of amortization for deferred acquisition costs due to the recognition of a premium deficiency reserve. For the years ended December 31, 2022 and 2021, charges related to deferred acquisition costs of $16.3 million, and $10.7 million, respectively, were recognized within General and administrative expenses. There was no amortization expense of deferred acquisition costs for the year ended December 31, 2020.

Property and equipment, net

Property and equipment, net is reported at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets, which are generally three to seven years. Leasehold improvements are amortized over the shorter of the remaining lease term or estimated useful life of the leasehold improvement. Repairs and maintenance costs are expensed as incurred. Costs related to the development of internal-use software that do not meet capitalization criteria are expensed as incurred. Gains and losses on sales or disposals of property and equipment are included within Other income (loss).

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

Goodwill is assigned to the reporting units that are expected to benefit from the specific synergies of the business combination. Management reviews goodwill for impairment to determine both the existence and amount of goodwill impairment, if any. Impairment tests are performed, at a minimum, in the fourth quarter of each year. Management first uses a qualitative assessment to determine if it is more likely than not that a reporting unit is impaired. The qualitative test is used as a screening to help determine if it is necessary to perform the quantitative test. If there are indicators that the fair value is less than the carrying amount of any reporting unit, management performs a quantitative assessment where management allocates the fair value of the reporting units to the assets and liabilities with the unallocated fair value representing an implied fair value of goodwill which is then compared to the carrying amount of goodwill. The impairment review requires management to make judgments in determining various assumptions with respect to changes in economic conditions, revenues, operating margins, growth rates and discount rates. There was no impairment of goodwill during the years ended December 31, 2022, 2021, and 2020.

Other intangible assets arising from business combinations are initially recognized at fair value at the date of acquisition. Other intangible assets with indefinite useful lives are tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the assets may be impaired. The annual impairment test for indefinite-lived intangible assets may be completed through a qualitative assessment to determine if the fair value of the indefinite-lived intangible assets is more likely than not greater than the carrying amount. The Company may elect to bypass a qualitative assessment, or if a qualitative assessment indicates it is more likely than not that the estimated carrying value exceeds the fair value, the Company will test for impairment using a quantitative process. If the Company determines that impairment of its intangible assets may exist, the amount of impairment loss is measured as the excess of carrying value over fair value. The estimates in the determination of the fair value of indefinite-lived intangible assets include the anticipated future revenues of the Company and the resulting cash flows. At December 31, 2022 and 2021, there were no circumstances that indicate that the carrying amount of intangible assets deemed to have an indefinite useful life may not be recoverable.

Reinsurance
In the normal course of business, the Company seeks to reduce losses by reinsuring certain levels of risk in areas of exposure with other insurance enterprises or reinsurers. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. To minimize exposure to losses related to a reinsurer's inability to pay, the financial condition of such reinsurer is evaluated initially upon placement of the reinsurance and periodically thereafter. In addition to considering the financial condition of a reinsurer, the expected credit losses of Reinsurance recoverable is evaluated based upon a number of factors. Such factors include the amounts outstanding, history of losses, ratings of reinsurers, disputes, any collateral or letters of credit held and other relevant factors. The Company had no material credit allowances for Reinsurance recoverable at December 31, 2022 and 2021. Amounts recoverable from reinsurers are estimated in a manner consistent with the liability associated with the reinsured business and consistent with the terms of the underlying contracts. Although reinsurance agreements contractually obligate reinsurers to reimburse the Company for their share of losses, they do not discharge the primary liability of the Company. The Company remains liable for unpaid claims and claims adjustment expenses associated with ceded insured risks if the assuming reinsurers fail to meet their contractual obligations. The costs of the reinsurance are recognized over the life of the contract in a manner consistent with the earning of premiums on the underlying policies subject to the reinsurance contracts.

Unpaid claims
Unpaid claims and unpaid claims adjustment expenses include reported claims and incurred but not yet reported ("IBNR") claims, as well as the estimated expense of processing these claims. Management develops an estimate for IBNR using actuarial methodologies and assumptions, primarily based upon historical claim experience.
Although there is considerable variability in such estimates, management believes that the unpaid claims and unpaid claims adjustment expense liability is adequate and represents management's best estimate of the ultimate cost of all reported and unreported claims incurred through the balance sheet date. The estimates are continually reviewed and adjusted as experience develops or new information becomes known. Changes in estimates are reflected in current consolidated operating results.
Liabilities for both reported claims and IBNR not yet processed through the Company's systems are determined in the aggregate, employing actuarial methods that are commonly used by health insurance actuaries and meet actuarial standards of practice. Actuarial standards of practice require that the claim liabilities be appropriate under moderately adverse circumstances. Clover determines the amount of the liability for incurred but not paid claims by following a detailed actuarial process that uses both historical claim payment patterns as well as emerging medical cost trends to project the best estimate of claim liabilities. Under this process, historical paid claims data is formatted into "claim triangles," which compare claim incurred dates to the dates of claim payments. This information is analyzed to create "completion factors" that represent the average percentage of total incurred claims that have been paid through a given date after being incurred. Completion factors are applied to claims paid through the period-end date to estimate the ultimate claim expense incurred for the period. Actuarial estimates of incurred but not paid claim liabilities are then determined by subtracting the actual paid claims from the estimate of the ultimate incurred claims. The Company's reserving practice is to consistently recognize an actuarial best estimate inclusive of a provision for moderately adverse conditions. This provision is reported as part of incurred claims.
Medical claims incurred
The Company recognizes the cost of medical claims in the period in which services are provided, including an estimate of the cost of medical claims IBNR. This methodology is applied for both the Company's Insurance and Non-Insurance operations. Medical claim expense reported within the Consolidated Statements of Operations and Comprehensive Loss includes direct medical expenses.
Direct medical expenses include amounts paid or payable to hospitals, physicians, pharmacy benefit managers, providers of ancillary services, mandatory supplemental benefits, and is inclusive of the medical expense related to the Company's employed clinicians providing in-home care. Recorded direct medical expenses are reduced by the amount of pharmacy rebates earned, which are estimated based on historical utilization of specific pharmaceuticals, current utilization and contract terms. Pharmacy rebates earned but not yet received from pharmaceutical manufacturers are included within Healthcare receivables within the Consolidated Balance Sheets. Overpayments to providers are recognized as a contra medical expense and reported within Other receivables within the Consolidated Balance Sheets.
Premium deficiency reserve
A liability for premium deficiency reserves is an actuarial estimate for anticipated losses on the Company's MA and MA Part D ("MAPD") business.
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
Losses recognized as a premium deficiency are recorded in the period in which such losses were identified and reflected within the Consolidated Statements of Operations and Comprehensive Loss. Losses recognized as a premium deficiency result in a beneficial effect in subsequent periods as operating losses under these contracts are charged to the liability previously established.
The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (the "Health Care Reform Law") enacted significant reforms to various aspects of the U.S. health insurance industry. As part of the Health Care Reform Law, insurance industry assessments were established, including an annual health insurance industry fee ("HIF"), which became effective in 2014. The HIF was applicable in 2018, suspended in 2019, and resumed for calendar year 2020. The HIF is not deductible for income tax purposes. The 2019 Premium deficiency reserve was inclusive of the 2020 HIF. The Company estimates a liability for the HIF and records it in full once qualifying insurance coverage is provided in the applicable calendar year in which the fee is payable, with a corresponding deferred cost that is amortized ratably to expense over the same calendar year. The deferred cost is recorded within other assets on the Consolidated Balance Sheets. The Company paid the federal government approximately $8.0 million for the HIF in 2020, which is reflected within the Consolidated Statements of Operations and Comprehensive Loss. The HIF was repealed and no longer effective in years subsequent to 2020.
Notes and securities payable
Debt issuance costs
Costs incurred in connection with Company's debt financings are capitalized and amortized to Interest expense over the life of the related debt using the effective interest method. Debt issuance costs are presented as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts.
Revenue recognition
Premiums earned, net
Premiums revenue is recognized as income in the period members are entitled to receive services, and is net of estimated uncollectible amounts, retroactive membership adjustments, and any adjustments to recognize rebates under the minimum benefit ratios required under the Health Care Reform Law. Premiums received in advance of the service period are reported within other liabilities on the Consolidated Balance Sheets and recognized as revenue when earned.
Premiums anticipated to be received within twelve months based on the documented diagnostic criteria of the Company's enrollees are estimated and included in revenue for the period including the member months for which the payment is designated by CMS.
CMS uses a risk-adjustment model which adjusts premiums paid to MA contracts, based on risk scores that are compared with the overall average risk scores for the relevant state and market pool. Generally, if a risk score is below the average risk score the Company is required to make a risk adjustment payment into the risk pool, and if a risk score is above the average risk score the Company receives a risk adjustment payment from the risk pool. Risk adjustments can have a positive or negative retroactive impact to rates. Under this model, rates paid to MA plans are based on actuarially determined bids, which include a process whereby prospective payments are based on the Company's estimated cost of providing standard Medicare-covered benefits to a member with an average risk profile. That baseline payment amount is adjusted to reflect the health status of enrolled membership. Under the risk-adjustment methodology, all MA plans must collect and submit the necessary diagnosis code information to CMS within prescribed deadlines. Estimated audit settlements are recorded as a reduction of premiums revenue within the Company's Consolidated Statements of Operations and Comprehensive Loss, based upon available information.
Retrospective premiums involve the evaluation of past claims experience for the purpose of determining the actual cost of providing insurance for the customer. This evaluation is performed once every year and retrospective premiums are recognized in the year earned.
MAPD revenue
Payments received from CMS and members from Clover's participation in the MAPD program are determined from the Company's annual bid and represent amounts for providing prescription drug insurance coverage and are recognized as premium revenue ratably over the term of the annual contract. Such CMS payments are subject to risk sharing through risk corridor provisions. The risk corridor provisions compare costs targeted in bids to actual prescription drug costs, limited to actual costs that would have been incurred under the standard coverage as defined by CMS. Variances exceeding certain thresholds may result in CMS making additional payments to the Company or require the Company to refund to CMS a portion of the premiums received. As risk corridor provisions are considered in the overall annual bid process, management estimates and recognizes an adjustment to premiums revenue related to these provisions based upon pharmacy claims experience. Management records a receivable or payable at the contract level on the Consolidated Balance Sheets.
Reinsurance and low-income cost subsidies represent funding from CMS in connection with the MAPD program for which Clover assumes no risk. Reinsurance subsidies represent funding from CMS for its portion of prescription drug costs which exceed the member's out-of-pocket threshold, or the catastrophic coverage level. Low-income cost subsidies represent funding from CMS for all or a portion of the deductible, the coinsurance and co-payment amounts above the out-of-pocket threshold for low-income beneficiaries.

Payments from CMS for reinsurance and low-income cost subsidies are based on assumptions submitted with the annual bid. A reconciliation and related settlement of CMS' prospective subsidies against actual prescription drug costs paid is made after the end of the year. Consumer discounts of 50.0% on brand name prescription drugs for participants in the coverage gap are funded by CMS and pharmaceutical manufacturers. The Company accounts for these subsidies and discounts within other assets in the Consolidated Balance Sheets and as an operating activity in the Consolidated Statements of Cash Flows. The Company does not recognize premiums revenue or claim expenses for these subsidies or discounts.
Leases
At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement including the use of an identified asset(s) and the Company's control over the use of that identified asset. The Company does not recognize leases with a lease term of one year or less on its Consolidated Balance Sheets. Leases with a term greater than one year are recognized on the balance sheet as right-of-use ("ROU") assets and lease liabilities. The Company has sublease arrangements and recognizes sublease income from leasing excess space. Sublease income is recognized on a straight-line basis over the sublease term. At December 31, 2022 and 2021, the Company did not have any financing leases.
Lease liabilities and their corresponding ROU assets are initially recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the ROU asset may be required for items such as incentives received or initial direct costs. When an option to extend the lease exists, a determination is made whether that option is reasonably certain of exercise based on economic factors present at the measurement date and as circumstances may change. At December 31, 2022 and 2021, the Company did not include optional extension periods in the measurement of its leases as they were not reasonably certain of exercise. The Company monitors its plans to renew its material leases on a quarterly basis.
Where the rates implicit in the Company's leases are not readily determinable, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment over the lease term. Historically, the rate implicit in the leases has not been readily determinable and the appropriate incremental borrowing rate has been utilized. To estimate the appropriate incremental borrowing rate, a credit rating applicable to the Company is estimated using a synthetic credit rating analysis since the Company does not currently have a rating agency-based credit rating.
Components of a lease are split into three categories: lease components, non-lease components, and non-components. The fixed and in-substance fixed contract consideration (including any consideration related to non-components) are allocated, based on the respective relative fair values, to the lease components and non-lease components. The Company has elected to account for lease and non-lease components together as a single lease component for all underlying assets and allocate all of the contract consideration to the lease component only.
In determining the classification of a lease as operating or finance, ASC 842, Leases, allows for the use of judgment in determining whether the assumed lease term is for a major part of the remaining economic life of the underlying asset and whether the present value of lease payments represents substantially all of the fair value of the underlying asset. The Company applies the bright line thresholds referenced in the lease guidance of 75.0% to represent "a major part" and 90.0% to represent "substantially all" as allowed in ASC 842 in evaluating leases for appropriate classification. These are applied consistently to the Company's entire portfolio of leases.
Stock-based compensation
The Company accounts for all stock-based payment awards granted to employees and non-employees as stock-based compensation expense at fair value. The Company's stock-based payments include stock options, restricted stock units, and grants of common stock, including common stock subject to vesting. The measurement date for employee awards is the grant date, and stock-based compensation costs are recognized as expense over the employees' requisite service periods, which are the vesting periods, on a straight-line basis. Nonemployee share-based payment equity awards are measured at the grant-date fair value of the equity instruments, similar to employee share-based payment equity awards. Stock-based compensation costs for non-employees are recognized as expense over the vesting period on a straight-line basis. Stock-based compensation expense is classified within the accompanying Consolidated Statements of Operations and Comprehensive Loss within Salaries and benefits. The Company recognizes stock-based compensation expense for the portion of awards that have vested. Forfeitures are recorded as they occur.
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The expected term of the Company's stock options has been determined utilizing the "simplified" method for awards that qualify as "plain-vanilla" options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.

Comprehensive income
Comprehensive income is a measurement of certain changes within Stockholders' equity that results from transactions and other economic events other than transactions with the stockholders. The cumulative amount of these changes is reported on the Consolidated Balance Sheets.
Contingent liabilities
The Company records a provision for a contingent liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter.
Federal income taxes
The Company recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the consolidated financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. The Company also recognizes the future tax benefits such as net operating and capital loss carryforwards as deferred tax assets. A valuation allowance is provided against these deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Future years' tax expense may be increased or decreased by adjustments to the valuation allowance or to the estimated accrual for income taxes. Deferred tax assets and deferred tax liabilities are further adjusted for changes in the enacted tax rates. At December 31, 2022 and 2021, sufficient doubt existed over the Company's ability to generate sufficient taxable income to realize its deferred income tax assets, and accordingly, the Company provided a full valuation allowance against its deferred tax assets.
The Company records tax benefits when it is more likely than not that the tax return position taken with respect to a particular transaction will be sustained. A liability for an uncertain tax position, if recorded, is not considered resolved until the statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired, or the tax position is ultimately settled through examination, negotiation, or litigation. The Company did not have any material uncertain tax positions during the years ended December 31, 2022 and 2021. The Company classifies interest and penalties associated with uncertain tax positions in its provision for income taxes. The Company did not incur or record any interest and penalties related to uncertain tax positions at or during the years ended December 31, 2022, 2021, and 2020.
General and administrative expenses
General and administrative expenses include professional service fees, outside legal, tax and accounting service fees, insurance, software application and system expenses, advertising and marketing, lease and occupancy costs and other overhead costs. General and administrative expenses also include claim adjudication and processing costs.
Net loss per share
The Company follows the two-class method when computing net loss per share as the Company has issued shares that meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.
Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders is computed by adjusting net loss attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potentially dilutive common shares. For purposes of this calculation, outstanding stock options, convertible preferred stock and warrants to purchase shares of convertible preferred stock are considered potential dilutive common shares.
The Company's convertible preferred stock contractually entitled the holders of such shares to participate in dividends but did not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reported a net loss attributable to common stockholders, such losses were not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2022, 2021, and 2020.
Recent accounting pronouncements
Recently adopted accounting pronouncements

There have been no new accounting pronouncements adopted since the filing of the Annual Report on Form 10-K for the year ended December 31, 2021 that are expected to materially impact the Company's consolidated financial statements.

Accounting pronouncements effective in future periods

In August 2018, the FASB issued ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, which was subsequently amended by ASU 2019-09, Financial Services—Insurance (Topic 944): Effective Date and ASU 2020-11, Financial Services—Insurance (Topic 944): Effective Date and Early Application. ASU 2020-11 was issued in consideration of the implications of COVID-19 and to provide transition relief and additional time for implementation by deferring the effective date by one year. The amendments in ASU 2018-12 make changes to a variety of areas to simplify or improve the existing recognition, measurement, presentation, and disclosure requirements for long-duration contracts issued by an insurance entity. The amendments require insurers to annually review the assumptions they make about their policyholders and update the liabilities for future policy benefits if the assumptions change. The amendments also simplify the amortization of deferred acquisition costs and add new disclosure requirements about the assumptions used to measure liabilities and the potential impact to future cash flows. The amendments related to the liability for future policy benefits for traditional and limited-payment contracts and deferred acquisition costs are to be applied to contracts in force as of the beginning of the earliest period presented, with an option to apply such amendments retrospectively with a cumulative-effect adjustment to the opening balance of retained earnings as of the earliest period presented. The amendments for market risk benefits are to be applied retrospectively. ASU 2020-11 is effective for public entities for periods beginning after December 15, 2022. The Company adopted this standard on January 1, 2023. The adoption of ASU 2018-12 and related amendments is not expected to have a material impact on the Company's financial statements.

3. Business Combinations

2022 Business Combination

On November 14, 2022, the Company entered into a securities purchase agreement with an electronic health record software provider, Juxly, Inc. ("Juxly"), to acquire 100% of the outstanding equity interests of Juxly, for a total purchase price of approximately $16.5 million of which $3.0 million is considered contingent consideration and the maximum amount estimated to be paid (the "2022 Business Combination"). The acquisition of Juxly was entered into as part of Clover's broader strategy of integrating Clover Assistant into existing electronic health record platforms deployed in the health care environment. The goodwill resulting from the transaction that was recorded by the Company was approximately $10.5 million.

The total acquisition related costs were $0.2 million and were recognized in the Company's Consolidated Statement of Operations and Comprehensive Loss within General and administrative expenses.

The acquisition described above was accounted for using the acquisition method of accounting, which requires, among other things, the assets acquired and the liabilities assumed be recognized at their fair values as of the acquisition date. The results of the acquisition were included within the consolidated financial statements commencing on the respective acquisition date.

The following table summarizes the fair value estimates of the assets acquired and liabilities assumed for the Juxly acquisition.

November 14, 2022
(in thousands)
Cash and cash equivalents	$320
Prepaid expenses	38
Accounts receivable	326
Current assets	684
Property and equipment, net	47
Goodwill and other intangible assets (1) (2)	15,907
Total assets acquired	$16,638

Accounts payable and accrued expenses	$38
Accrued salaries and benefits	31
Current taxes payable	43
Total liabilities assumed	$112

Fair value of net assets acquired	$16,526

Fair value of acquisition consideration	$16,526
(1) Includes the fair value of Juxly's developed technology, which is being amortized on a straight-line basis over 5 years. The developed technology was valued using the cost approach and the useful life was estimated based on the time to recover the related future discounted cash flows.
(2) Includes the difference between the purchase price over the net identifiable tangible and intangible assets acquired allocated to goodwill, which is not deductible for tax purposes. Goodwill was assigned to Corporate/Other. The goodwill was primarily attributed to increased synergies that are expected to be achieved from the integration of Juxly.
Juxly's results of operations have been included in the Company's consolidated financial statements beginning on November 14, 2022. Juxly contributed revenue of $0.1 million and net loss of $0.4 million (after amortization of non-cash purchase accounting adjustments and transition and transaction costs) for the period from the date of acquisition through December 31, 2022.

2021 Business Combination

As a result of the Merger Agreement, among other things, (i) all outstanding shares of common stock of Legacy Clover immediately prior to the effective time of the First Merger were canceled in exchange for the right to receive, at the election of the holders thereof (except with respect to the shares held by entities controlled by Vivek Garipalli and the holders of convertible securities previously issued by Legacy Clover to certain holders who received only shares of Class B Common Stock, par value $0.0001 per share, of Clover (Class B Common Stock), which are entitled to 10 votes per share), an amount in cash, shares of Class B Common Stock, or a combination thereof, as adjusted in accordance with the Merger Agreement, which equaled in the aggregate $499.8 million in cash and 260,965,701 shares of Class B Common Stock (at a deemed value of $10.00 per share); (ii) shares of Legacy Clover held by entities controlled by Vivek Garipalli and the holders of the convertible securities immediately prior to the effective time of the First Merger were canceled in exchange for the right to receive shares of Class B Common Stock based on an Exchange Ratio (as defined in the Merger Agreement) of approximately 2.0681; and (iii) all shares of common stock of Legacy Clover reserved in respect of Legacy Clover stock options and restricted stock units outstanding as of immediately prior to the effective time of the First Merger, were converted, based on the Exchange Ratio, into awards based on shares of Class B Common Stock. The consideration that a Clover stockholder received was subject to pro rata adjustment depending on the election made by such stockholder, if any, in accordance with the terms of the Merger Agreement. The pro rata adjustments were made based on an Actual Cash/Stock Ratio (as defined in the Merger Agreement) of 32.3%.

Immediately after giving effect to the 2021 Business Combination and the PIPE Investment, there were 143,475,108 shares of Class A Common Stock, 260,965,701 shares of Class B Common Stock and 38,533,271 warrants outstanding, equaling 404,440,809 total shares of common stock outstanding and 38,533,271 warrants outstanding.

The transaction closed on January 7, 2021, and on the following day the Company's Class A Common Stock and public warrants were listed on the Nasdaq Global Select Market (Nasdaq) under the symbols "CLOV" and "CLOVW," respectively, for trading in the public market.

See also Note 5 (Fair Value Measurements), Note 12 (Notes and Securities Payable), and Note 17 (Stockholders' Equity and Convertible Preferred Stock) for additional information regarding changes to the instruments as a result of the 2021 Business Combination.

4. Investment Securities
The following tables present amortized cost and fair values of investments at December 31, 2022 and 2021, respectively:

December 31, 2022	Amortized cost	Accumulated unrealized gains	Accumulated unrealized losses	Fair value
	(in thousands)
Investment securities, held-to-maturity
U.S. government and government agencies and authorities	$757	$—	$(106)	$651
Investment securities, available-for-sale
U.S. government and government agencies and authorities	237,457	10	(9,000)	228,467
Corporate debt securities	98,783	38	(422)	98,399
Total held-to-maturity and available-for-sale investment securities	$336,997	$48	$(9,528)	$327,517

December 31, 2021	Amortized cost	Accumulated unrealized gains	Accumulated unrealized losses	Fair value
	(in thousands)
Investment securities, held-to-maturity
U.S. government and government agencies and authorities	$640	$40	$(9)	$671
Investment securities, available-for-sale
U.S. government and government agencies and authorities	198,669	10	(1,944)	196,735
Total held-to-maturity and available-for-sale investment securities	$199,309	$50	$(1,953)	$197,406
The following table presents the amortized cost and fair value of debt securities at December 31, 2022, by contractual maturity:

December 31, 2022	Held-to-maturity		Available-for-sale
	Amortized cost	Fair value	Amortized cost	Fair value
	(in thousands)
Due within one year	$15	$15	$193,300	$189,498
Due after one year through five years	632	543	142,940	137,368
Due after five years through ten years	—	—	—	—
Due after ten years	110	93	—	—
Total	$757	$651	$336,240	$326,866

For the years ended December 31, 2022, 2021, and 2020, respectively, net investment income, which is included within Other income within the Consolidated Statements of Operations and Comprehensive Loss, was derived from the following sources:

	Years ended December 31,
	2022	2021	2020
	(in thousands)
Cash and cash equivalents	$3,619	$1	$108
Short-term investments	1,797	195	1,722
Investment securities	2,127	348	1,146
Investment income, net	$7,543	$544	$2,976
Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at December 31, 2022, and December 31, 2021, respectively:

December 31, 2022	Less than 12 months		Greater than 12 months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands, except number of positions)
U.S. government and government agencies and authorities	$64,261	$(958)	$147,757	$(8,148)	$212,018	$(9,106)
Corporate debt securities	78,292	(422)	—	—	78,292	(422)
Total	$142,553	$(1,380)	$147,757	$(8,148)	$290,310	$(9,528)
Number of positions	92		24		116

December 31, 2021	Less than 12 months		Greater than 12 months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands, except number of positions)
U.S. government and government agencies and authorities	$187,251	$(1,555)	$7,902	$(398)	$195,153	$(1,953)
Total	$187,251	$(1,555)	$7,902	$(398)	$195,153	$(1,953)
Number of positions	18		4		22
The Company did not record any credit allowances for debt securities that were in an unrealized loss position at December 31, 2022 and 2021.
At December 31, 2022, all securities were investment grade, with credit ratings of BBB+ or higher by S&P Global or as determined by other credit rating agencies within the Company's investment policy. Unrealized losses on investment grade securities are principally related to changes in interest rates or changes in issuer or sector related credit spreads since the securities were acquired. The gross unrealized investment losses at December 31, 2022, were assessed, based on, among other things:
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

Proceeds from sales and maturities of investment securities, inclusive of Short-term investments, and related gross realized gains (losses) which are included within Other income within the Consolidated Statements of Operations and Comprehensive Loss, were as follows for the years ended December 31, 2022, 2021, and 2020, respectively:

	Years ended December 31,
	2022	2021	2020
	(in thousands)
Proceeds from sales of investment securities	$13,348	$126,862	$248,664
Proceeds from maturities of investment securities	472,098	314,666	63,751

Gross realized gains	7	24	1,117
Gross realized losses	(274)	(77)	(3)
Net realized losses	$(267)	$(53)	$1,114
At December 31, 2022 and 2021, the Company had $14.3 million and $11.1 million, respectively, in deposits with various states and regulatory bodies that are included as part of the Company's investment balances.

5. Fair Value Measurements
The following tables present a summary of fair value measurements for financial instruments at December 31, 2022 and 2021, respectively:

December 31, 2022	Level 1	Level 2	Level 3	Total fair value
	(in thousands)
U.S. government and government agencies	$—	$228,467	$—	$228,467
Corporate debt securities	—	98,399	—	98,399
Warrants receivable	—	—	900	900
Total assets at fair value	$—	$326,866	$900	$327,766

December 31, 2021	Level 1	Level 2	Level 3	Total fair value
	(in thousands)
U.S. government and government agencies	$—	$196,735	$—	$196,735
Total assets at fair value	$—	$196,735	$—	$196,735

The changes in balances of Legacy Clover's Level 3 financial assets and liabilities during the years ended December 31, 2022 and 2021, were as follows:

	Warrants receivable	Total
(in thousands)
Balance, December 31, 2021	$—	$—
Receipts	900	900
Settlements	—	—
Transfers in	—	—
Transfers out	—	—
Total realized losses (gains)	—	—
Balance, December 31, 2022	$900	$900

	Convertible securities	Derivative liabilities	Warrants payable	Total
(in thousands)
Balance, December 31, 2020	$949,553	$44,810	$97,782	$1,092,145
Issuances	—	—	—	—
Settlements	(949,553)	(44,810)	(97,782)	(1,092,145)
Transfers in	—	—	—	—
Transfers out	—	—	—	—
Total realized losses (gains)	—	—	—	—
Balance, December 31, 2021	$—	$—	$—	$—
In addition to the Level 3 financial liabilities in the table above, on September 25, 2020, Seek Insurance Services, Inc. ("Seek"), a field marketing organization and an indirect wholly-owned subsidiary of the Company, entered into a note purchase agreement with a third-party investor and issued a note (the "Seek Convertible Note") in the principal amount of $20.0 million, for which the carrying value is approximately the same as the fair value. At December 31, 2022, upon the dissolution of Seek, all outstanding amounts related to the Seek note were canceled and forgiven. At December 31, 2021, the carrying value, which includes accrued interest, and the fair value of the Seek Convertible Note was $22.0 million, and was considered a Level 3 financial liability. For additional information, see Note 12 (Notes and Securities Payable).

On November 14, 2022, the Company recognized contingent consideration of $3.0 million, for which the carrying value is approximately the same as the fair value, and was included as part of the consideration transferred for the 2022 Business Combination. For additional information, see Note 3 (Business Combination).
There were no transfers in or out of Level 3 financial assets or liabilities for the years ended December 31, 2022 or December 31, 2021.
Legacy Warrants

On October 5, 2020, the Company entered into the Merger Agreement with SCH and simultaneously amended the warrants to be automatically exercisable for common stock in connection with the 2021 Business Combination. Pursuant to the Merger Agreement, the Loan Facility warrants and the September 2015 warrants automatically converted into 3,484,154 shares of Legacy Clover common stock and, after giving effect to the Exchange Ratio, converted into 7,205,490 shares of Class B Common Stock upon the closing of the 2021 Business Combination.

Public Warrants and Private Placement Warrants

As a result of the 2021 Business Combination, the Company assumed, at January 7, 2021, public warrants to purchase an aggregate of 27,599,938 shares of the Company's Class A Common Stock and private placement warrants to purchase an aggregate of 10,933,333 shares of the Company's Class A Common Stock. Each whole warrant entitled the registered holder to purchase one whole share of Class A Common Stock at a price of $11.50 per share, at any time commencing on April 24, 2021.

Private Warrants

At December 31, 2022, the Company had exercisable private warrants which were embedded in several agreements as derivatives. These private warrants were accounted for as assets in accordance with ASC 815-40 and are presented within Other assets, non-current on the Consolidated Balance Sheets. The warrant assets are measured at fair value at inception and on a recurring basis until redeemed, with changes in fair value presented within Change in fair value of warrants within the Consolidated Statements of Operations and Comprehensive Loss. These private warrants were classified within Level 3 due to the subjectivity and use of estimates in the calculation of their fair value. These warrants at initial measurement date, December 31, 2022, were assessed to have a fair value of $0.9 million, with no other activity for the year ended December 31, 2022.

Liability Measurement
Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within Warrants payable on the Consolidated Balance Sheets. The warrant liabilities were measured at fair value at inception and measured on a recurring basis, with changes in fair value presented within Change in fair value of warrants within the Consolidated Statements of Operations and Comprehensive Loss. The Company determined that the public warrants assumed in connection with the 2021 Business Combination were classified within Level 1 of the fair value hierarchy as the fair value was equal to the publicly traded price of the public warrants, and the private placement warrants, also assumed in connection with the 2021 Business Combination, were classified within Level 2 of the fair value hierarchy as the fair value was estimated using the price of the public warrants. On July 22, 2021, the Company issued a press release stating that it would redeem all of its public and private placement warrants. In connection with the redemption, effective August 24, 2021, the public warrants were delisted and classified within Level 2 of the fair value hierarchy as the fair value of the public warrants was based on proportional changes in the price of the Company's common stock. The end of the redemption period was September 9, 2021, at which time the Company redeemed all unexercised public and private placement warrants at a price of $0.10 per warrant. Following the redemption, no public or private placement warrants were outstanding.

The following table presents the changes in the fair value of warrants payable:

December 31, 2021	Public and Private Placement Warrants
(in thousands)
Initial measurement, January 7, 2021	$147,582
Mark-to-market adjustment	(66,214)
Warrants payable balance, Warrants exercised	(81,283)
Warrants payable balance, Warrant redemption	(85)
Warrants payable balance, December 31, 2021	$—
6. Healthcare Receivables
Healthcare receivables include pharmaceutical rebates which are accrued as they are earned and estimated based on contracted rebate rates, eligible amounts submitted to the manufacturers by the Company's pharmacy manager, pharmacy utilization volume, and historical collection patterns. Also included within Healthcare receivables are Medicare Part D settlement receivables, member premium receivables, and other CMS receivables. The Company reported $70.6 million and $48.0 million within Healthcare receivables at December 31, 2022, and December 31, 2021, respectively.
7. Related Party Transactions
Related party agreements

The Company has various contracts with IJKG Opco LLC (d/b/a CarePoint Health - Bayonne Medical Center), Hudson Hospital Opco, LLC (d/b/a CarePoint Health - Christ Hospital) and Hoboken University Medical Center Opco LLC (d/b/a CarePoint Health - Hoboken University Medical Center), which collectively do business as the CarePoint Health System ("CarePoint Health"), for the provision of inpatient and hospital-based outpatient services. CarePoint Health was ultimately held and controlled by Vivek Garipalli, the Company's Executive Chairman and a significant stockholder of the Company. In May 2022, Mr. Garipalli and his family completed a donation of their interest in CarePoint Health to a non-profit organization called CarePoint Health Systems, Inc. Following the donation, Mr. Garipalli has remained a Manager of Hudson Hospital Propco, LLC, an affiliate of Hudson Hospital Opco, LLC. Additionally, certain affiliates of Mr. Garipalli are owed certain money from CarePoint Health for prior obligations, and Mr. Garipalli has an indirect interest in Sequoia Healthcare Services, LLC, which provides healthcare services to CarePoint Health. Expenses and fees incurred related to Clover's contracts with CarePoint Health, recorded within Net medical claims incurred, were

$12.6 million, $12.7 million, and $11.1 million for the years ended December 31, 2022, 2021, and 2020, respectively. Additionally, $1.6 million and $2.3 million were payable to CarePoint Health at December 31, 2022, and December 31, 2021, respectively.
The Company has contracted with Rogue Trading, LLC ("Rogue"), a marketing services provider. The Company's Chief Executive Officer and a Director, Andrew Toy, is related to the Chief Executive Officer of Rogue. There were no expenses and fees related to these contracts for the year ended December 31, 2022. Expenses and fees incurred related to these contracts were $0.3 million, and $0.3 million for the years ended December 31, 2021, and 2020, respectively.
The Company has a contract with Medical Records Exchange, LLC (d/b/a ChartFast) pursuant to which the Company receives administrative services related to medical records via ChartFast's electronic applications and web portal platform. ChartFast is ultimately owned and controlled by Mr. Garipalli. Expenses and fees incurred related to this agreement were $0.3 million and $0.2 million for the years ended December 31, 2022 and 2021, respectively. There were no expenses and fees incurred related to this agreement for the year ended December 31, 2020.
On July 2, 2021, the Company entered into a contract with Thyme Care, Inc. ("Thyme Care"), an oncology benefit management company, through which Thyme Care was engaged to provide concierge cancer coordination services to the Company's Insurance members in New Jersey and develop a provider network to help ensure member access to high-value oncology care. Mr. Garipalli is a member of the Board of Thyme Care and holds an equity interest of less than five percent (5%) of that entity. Expenses and fees incurred related to this agreement were $1.6 million and $0.3 million for the years ended December 31, 2022 and 2021, respectively. Additionally, $0.3 million and $0.1 million were payable to Thyme Care at December 31, 2022, and December 31, 2021, respectively.

8. Property and Equipment, Net

Property and equipment, net consisted of the following:

December 31,	2022	2021
	(in thousands)
Capitalized software	$4,705	$1,416
Leasehold improvements	3,035	3,035
Office furniture and fixtures	36	35
Equipment	288	113
Property and equipment, gross	8,064	4,599
Less: accumulated depreciation and amortization	(2,311)	(2,312)
Property and equipment, net	$5,753	$2,287

Depreciation expense recorded by the Company was approximately $0.4 million, $0.3 million, and $0.5 million for the years ended December 31, 2022, 2021, and 2020, respectively. Amortization expense recorded by the Company was approximately $0.8 million, $0.2 million, and $0.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.

9. Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the Company's reportable segments for the years ended December 31, 2022 and 2021, respectively, were as follows:

	Corporate/Other	Total
	(in thousands)
Balance at January 1, 2021	$1,243	$1,243
Acquisitions	—	—
Balance at December 31, 2021	1,243	1,243
Acquisitions	10,507	10,507
Balance at December 31, 2022	$11,749	$11,749

The following table presents details of the Company's other intangible assets at December 31, 2022 and 2021, respectively:

	2022				2021
	Weighted Average life	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Other intangible assets:
Licenses	Indefinite	2,990	—	2,990	2,990	—	2,990
Developed Technology	5	5,400	139	5,261	—	—	—

Amortization expense for other intangible assets was approximately $0.1 million in 2022.

The following table presents the Company's estimate of amortization expense for each of the five next succeeding fiscal years:

(in thousands)
2023	1,080
2024	1,080
2025	1,080
2026	1,080
2027	941

The licenses with indefinite useful lives are related to Certificates of Operating Authority in 45 states and the District of Columbia. Intangible assets with indefinite useful lives and goodwill are not amortized but are tested for impairment in the fourth quarter, or more frequently if events or changes in circumstances indicate that the assets may be impaired. At December 31, 2022 and 2021, there were no circumstances that indicate that the carrying amount within goodwill and intangible assets deemed to have an indefinite or definite useful life may not be recoverable. No impairment was recorded during the years ended December 31, 2022, 2021, and 2020.
10. Unpaid Claims
Activity within the liability for Unpaid claims, including claims adjustment expenses, for the years ended December 31, 2022 and 2021, respectively, is summarized as follows:

Years ended December 31,	2022	2021
	(in thousands)
Gross and net balance, beginning of period (1)	$136,317	$103,976
Incurred related to:
Current year	1,023,355	822,300
Prior years	(39,324)	15,834
Total incurred	984,031	838,134
Paid related to:
Current year	892,495	692,116
Prior years	90,458	113,677
Total paid	982,953	805,793
Gross and net balance, end of period (1)(2)	$137,395	$136,317
(1)    Includes amounts due to related parties.
(2)    Differs from the total Unpaid claims amount reported on the Consolidated Balance Sheets due to the fact the figure here excludes unpaid claims for the Company's Non-Insurance operations of $6.1 million and $4.6 million at December 31, 2022 and 2021, respectively.
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
Unpaid Claims for Insurance Operations
Unpaid claims for Insurance operations were $137.4 million at December 31, 2022. During the year ended December 31, 2022, $90.5 million was paid for incurred claims attributable to insured events of prior years. A favorable development of $39.3 million was recognized during the year ended December 31, 2022, resulting from the Company's actual experience with claims developing differently as compared to the Company's estimates at December 31, 2021. An unfavorable development of $15.8 million was recognized during the year ended December 31, 2021, resulting from the Company's actual experience with claims developing differently as compared to the Company's estimates at December 31, 2020. Original estimates are increased or decreased, as additional information becomes known regarding individual claims. The ratio of current year medical claims paid as a percentage of current year Net medical claims incurred was 87.2% for the year ended December 31, 2022, and 84.2% for the year ended December 31, 2021. This ratio serves as an indicator of claims processing speed, indicating that claims were processed at a faster rate during the year ended December 31, 2022, than during the year ended December 31, 2021.
The following tables provide information regarding incurred and paid claims development for medical claims, as well as cumulative claim frequency and the total of incurred but not reported liabilities at December 31, 2022:

	Cumulative incurred claims for the years ended December 31,
Incurred year	2020*	2021*	2022	Total IBNR(1)	Number of reported claims
	(in thousands)				(in ones)
2020 and prior	$1,547,806	$1,563,639	$1,559,073	$1,010	1,433,039
2021	—	822,300	787,543	3,524	2,384,691
2022	—	—	1,023,355	132,861	2,937,039
Total	$1,547,806	$2,385,940	$3,369,971	$137,395	6,754,769
(1)    Differs from the total Unpaid claims amount reported on the Consolidated Balance Sheets due to the fact the figure here excludes the Company's Non-Insurance unpaid claims of $6.1 million at December 31, 2022.
*Unaudited supplemental information

	Cumulative net paid claims through December 31,
Paid year	2020*	2021*	2022
	(in thousands)
Incurred year
2020 and prior	$1,443,830	$1,557,507	$1,562,766
2021	—	692,116	777,315
2022	—	—	892,495
Total	$1,443,830	$2,249,623	$3,232,576
*Unaudited supplemental information
The reconciliation of net incurred and paid claims development tables to unpaid claims and claims adjustment expenses for medical claims on the Consolidated Balance Sheets is as follows:

December 31, 2022	(in thousands)
Cumulative incurred claims, net	$3,369,971
Less: cumulative paid claims, net	3,232,576
Net unpaid claims, including claims adjustment expenses(1)	$137,395
(1) The following balance reflects the unpaid claims for Insurance operations only. The Non-Insurance and other medical unpaid claims should be included in order to reconcile to the total Unpaid claims on the Consolidated Balance Sheets.

11. Reinsurance

Medicare Advantage Reinsurance Agreement

On January 1, 2021, the Company renewed a specific excess loss reinsurance agreement to reinsure its MA plan liabilities in excess of approximately $0.6 million, $0.6 million, and $0.5 million per covered person per agreement terms for the years ended December 31, 2022, 2021, and 2020, respectively.

The effects of the reinsurance agreements on the accompanying consolidated financial statements for the years ended December 31, 2022, 2021, and 2020, respectively, are as follows:

Years ended December 31,	2022	2021	2020
	(in thousands)
Premiums earned, gross	$1,085,339	$799,903	$666,297
Premiums earned, ceded	(470)	(489)	(599)
Net premiums earned	$1,084,869	$799,414	$665,698

Years ended December 31,	2022	2021	2020
	(in thousands)
Claims incurred, gross	$985,197	$839,136	$585,915
Claims incurred, ceded	(1,166)	(1,002)	(483)
Net claims incurred	$984,031	$838,134	$585,432
Reinsurance recoverable for the MA plan at December 31, 2022 and 2021, respectively, were comprised of the following:

Years ended December 31,	2022	2021
	(in thousands)
Reinsurance recoverable on paid claims, gross and net	$500	$96
Direct Contracting Reinsurance Arrangement

Within the DCE arrangement there is an option for each DCE participant to elect participation in a reinsurance arrangement, which is not a separate contract and is included in the current DCE arrangement. The stop loss (charges) premiums and recoupments are incurred in accordance with the regulations set forth in the participation agreement in direct relation to the direct contracting program and will reduce the exposure of high dollar claims to the Company. The premiums (recoupments) are recognized as revenue (contra-revenue), respectively, within Non-Insurance revenue on the Statement of Operations as there is a right to the recoupments as the point of attachment in the stop loss agreement.

The effects of the DCE reinsurance arrangements on the accompanying consolidated financial statements for the years ended December 31, 2022 and 2021, respectively, were as follows:

Years ended December 31,	2022	2021
	(in thousands)
Non-Insurance revenue, gross and net	$2,380,135	$667,639
Claims incurred, gross and net	2,460,879	705,407
Reinsurance recoverable, gross and net	52,955	12,170
Reinsurance recoverable represents the portion of paid claims and unpaid claims that are covered by reinsurance. Amounts recoverable from reinsurers are estimated in a manner consistent with the methods used to determine unpaid claims as detailed in Note 2 (Summary of Significant Accounting Policies).
Life Policies and Annuity Contracts

Clover acquired certain policies and related reinsurance agreements with the purchase of stock of Union Life Labor Insurance Company (Ullico) in April 2016. Ullico originally underwrote those policies which are primarily life policies and annuity contracts, prior to entering "run-off." All of the underwriting risk related to those policies and contracts has been ceded to third party reinsurers.

A large portion of these cessions are in the form of 100% coinsurance where, in addition to the underwriting risk, administrative responsibilities, including premium collections and claim payments, are ceded to third party reinsurers.
Approximately $5.4 million and $5.3 million of life insurance reserves at both December 31, 2022 and 2021, respectively, related to life insurance policies originally issued by Ullico are 100% coinsured with Southern Financial Life Insurance Company (SFLIC), a Louisiana domestic company, in full transfer of risk related to these policies. The life reserves are computed principally in accordance with Net Level Premium Method using mortality and persistency assumptions based upon the Company's experience and industry data. Interest rate assumptions used in establishing such reserves range from less than 1.0% to 4.5%. Under the arrangement, SFLIC is required to hold in trust an amount that covers all of the outstanding liabilities as of the reporting date.
Approximately $0.9 million and $0.9 million of annuity reserves at both December 31, 2022 and 2021, respectively, related to annuity contracts originally issued by Ullico, are 100% ceded to Sagicor Life Insurance Company, a Texas domestic company, in full transfer of risk related to these contracts. The annuity reserves are computed principally using assumptions based on the Company's experience and industry data. Interest rate assumptions used in establishing such reserves range from less than 1.0% to 5.8%. Ceded life insurance and annuity reserves are included within other assets and gross life insurance and annuity reserves are included within other liabilities on the Consolidated Balance Sheets, respectively.
A reinsurance agreement between two entities transfers the underwriting risk and liabilities to the reinsurer while the insurer retains the contractual relationship with the ultimate insured. As such, these reinsurance agreements do not completely relieve the Company of its potential liability to the ultimate insured. However, given the transfer of underwriting risk, such potential liability is limited to the credit exposure which exists should the reinsurer be unable to meet its obligations under these reinsurance agreements. The Company evaluates its reinsurers on a regular basis including their ratings and financial conditions.
12. Notes and Securities Payable
Convertible Securities
Pursuant to the Convertible Agreement, dated December 27, 2018, between the Company and certain qualified institutional buyers, including entities affiliated with the Company, for an aggregate principal amount of up to $500.0 million (the "Convertible Agreement"). On January 7, 2021, the 2021 Business Combination was completed and the convertible securities were redeemed or converted into a total of 36,117,708 shares of Class Z common stock. After giving effect to the Exchange Ratio, pursuant to the terms of the Merger Agreement, these shares of Class Z common stock were converted into 74,694,107 shares of Class B Common Stock upon the closing of the 2021 Business Combination. See Note 3 (Business Combination) for additional information on the 2021 Business Combination.

Dissolution of Seek and Associated Convertible Note
Seek operated as a wholly owned subsidiary of Clover Health Corp., a wholly owned subsidiary of the Company. On September 25, 2020, Seek entered into a Convertible Note Purchase Agreement (the "Agreement") to issue the convertible note (the "Note") to Well Ventures, LLC (or the "Holder" or "Well") for $20.0 million in exchange for cash. On October 11, 2022, Seek's board of directors approved the wind down and dissolution of Seek. Seek then obtained written consent approving and authorizing the dissolution on October 19, 2022. Subsequently, on October 25, 2022, Clover's board of directors approved the dissolution of Seek. As a result of the planned liquidation of the entity, it was recorded in accordance with ASC 205-30 - Liquidation Basis of Accounting. In accordance with the accounting guidance, all Seek related assets and liabilities not related to the Note were written-off to $0. The cumulative impact of these adjustments was not material. Liquidation of the entity was completed by December 31, 2022.

In addition, and as a direct result of the dissolution of Seek, all amounts outstanding under the Note under the note were waived, and by all other rights, covenants, and obligations under the Note were terminated. Therefore, the forgiveness of the Note was treated as an extinguishment. As a result, the Company recognized a $23.3 million gain on extinguishment.
13. Derivative Liabilities
In connection with the $373.8 million of convertible securities issued in 2019, the Company determined that certain of the conversion and redemption features were embedded derivatives and were bifurcated from the host instrument and accounted for as embedded derivative instruments. In connection with the convertible securities, the Company recognized a capital contribution of $44.8 million during the year ended December 31, 2021. This capital contribution of $44.8 million was recorded as an increase in additional paid in capital as the notes were issued to affiliates of the Company. The Company recognized a gain of $93.8 million from activity related to derivative liabilities in connection with the convertible securities during the year ended December 31, 2020, which was recognized within Gain on derivative in the Consolidated Statement of Operations and Comprehensive Loss. Upon the completion of the 2021

Business Combination with SCH on January 7, 2021, the derivative balance was extinguished at January 7, 2021. See Note 3 (Business Combination) and Note 5 (Fair Value Measurements) for additional information.
14. Letter of Credit
On April 19, 2018, the Company entered into a secured letter of credit agreement (the "Letter") required for its subsidiary, Clover HMO of New Jersey, Inc., for an aggregate amount of up to $2.5 million. The Letter is with a commercial lender and it renews on an annual basis. The Letter bears interest at a rate of 0.75%. There was an unused balance of $2.5 million at both December 31, 2022, and December 31, 2021.

15. Leases
Operating Leases
The Company leases office space in New Jersey, Tennessee, Georgia, and Hong Kong under non-cancelable operating leases. At December 31, 2022, the remaining terms of the operating leases were between one month and 63 months, and certain lease agreements contain provisions for future rent increases. For each lease the Company recorded a right-of-use (ROU) asset and lease liability at the earlier of the ASC 842 effective date or lease commencement date. The Company utilizes the straight-line method of recognizing lease expense. However, the Company is required to pay certain variable executory costs including common area maintenance, real estate taxes, and insurance that are expensed as incurred. These variable costs are excluded from the measurement of leases. Certain of the Company's leases include options to renew, with renewal terms that can extend the lease term. The exercise of lease renewal options is at the Company's sole discretion. The ability to terminate a lease is determined by the applicable lease terms and conditions. The Company is not reasonably certain that it will exercise the renewal or termination options. Therefore, these options are not recognized as part of the ROU asset and lease liability.
The Company subleases certain of its leases to third parties for which it receives rental income to manage occupancy costs. These subleases are classified as operating leases.
Summary of Lease Costs Recognized Under ASC 842:
The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company's operating leases for the years ended December 31, 2022, 2021, and 2020, respectively:

Years ended December 31,	2022	2021	2020
	(in thousands)
Operating lease cost	$2,651	$4,515	$4,533
Variable lease cost	56	515	632
Short-term lease cost	—	45	20
Sublease income	(1,124)	(2,727)	(3,098)
Total lease cost	$1,583	$2,348	$2,087
Other information
Cash paid for amounts included in the measurement of lease liabilities	$3,340	$5,248	$4,979
Weighted-average remaining lease term	5.2 years	5.0 years	4.4 years
Weighted-average discount rate	10.65%	10.36%	10.17%

The following table summarizes the Company's future lease payments for non-cancelable Operating lease liabilities at December 31, 2022:

(in thousands)
2023	$1,907
2024	1,568
2025	1,234
2026	1,155
2027	1,190
Thereafter	303
Total lease payments	7,357
Less: imputed interest	(1,497)
Total	$5,860
16. Stockholders' Equity and Convertible Preferred Stock
Stockholders' Equity
The Company was authorized to issue up to 2,500,000,000 shares of Class A common stock at December 31, 2022 and 2021, and up to 500,000,000 shares of Class B common stock at December 31, 2022 and 2021. At December 31, 2022 and 2021, there were 383,998,718 and 352,645,626 shares of Class A common stock issued and outstanding, respectively. There were 94,394,852 and 118,206,768 shares of Class B common stock issued and outstanding at December 31, 2022 and 2021, respectively. Class B common stock has 10 votes per share, and Class A common stock has one vote per share. The Company had 2,072,752 and 14,730 shares held in treasury at December 31, 2022 and 2021, respectively. These amounts represent shares withheld to cover taxes upon vesting of employee stock-based awards.
At December 31, 2022, the Company was authorized to issue 25,000,000 shares of preferred stock having a par value of $0.0001 per share, and the Company's Board has the authority to determine the rights, preferences, privileges, and restrictions, including voting rights, of those shares. At December 31, 2022, there were no shares of preferred stock issued and outstanding.
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
Pursuant to the Merger Agreement, all outstanding shares of Legacy Clover's preferred stock automatically converted into 139,444,346 shares of Class B Common Stock upon the closing of the 2021 Business Combination. For additional information, see Note 3 (Business Combination).

17. Variable Interest Entity and Equity Method of Accounting

On February 4, 2022, Character Biosciences, Inc. (f/k/a Clover Therapeutics Company) ("Character Biosciences"), an affiliate of the Company, completed a private capital transaction in which it raised $17.9 million from the issuance of 16,210,602 shares of its preferred stock. Upon completion of the transaction, the Company owned approximately 25.46% of Character Biosciences. As a result, the Company reassessed its interest in Character Biosciences and determined that while Character Biosciences is a VIE, the Company is not considered as the primary beneficiary of the VIE because it does not have the power, through voting or similar rights and the license agreements, to direct the activities of Character Biosciences that most significantly impact Character Biosciences' economic performance.
The Company determined that it does have a significant influence over Character Biosciences and, therefore, it began accounting for its common stock investment in Character Biosciences using the equity method on February 4, 2022. The Company derecognized all of Character Biosciences' assets and liabilities from its balance sheet and its noncontrolling interest related to Character Biosciences, and recognized the retained common stock and preferred stock equity interests at fair values of $3.7 million and $4.9 million, respectively, which are included in Equity method investment and Other assets, non-current on the Consolidated Balance Sheets, and recognized a gain of $9.2 million, which is included within Gain on investment on the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2022.
As the Company applies the equity method to account for its common stock interest in Character Biosciences, the initial value of the investment is adjusted periodically to recognize (i) the proportionate share of the investee's net income or losses after the date of investment, (ii) additional contributions made and dividends or distributions received, and (iii) impairment losses resulting from adjustments to net realizable value. The Company eliminates all intercompany transactions in accounting for equity method investments and records the proportionate share of the investee's net income or loss in equity within loss on investment on the Consolidated Statements of Operations and Comprehensive Loss.
With respect to the Company's preferred stock equity interest in Character Biosciences, the Company elected the measurement alternative to value this equity investment without a readily determinable fair value in accordance with ASC 321, Investments – Equity Securities. The carrying amount of the investment is included within Other assets, non-current in the Consolidated Balance Sheets. In accordance with ASC 321, for each reporting period, the Company completes a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired.
In accordance with ASC 323, for the year ended December 31, 2022, the Company recognized the proportionate share of Character Bioscience's net losses up to the investment carrying amount. At December 31, 2022, the Company discontinued applying the equity method to account for its common stock interest in Character Biosciences as the Company's net losses exceeded the Company's investment carrying amount. The equity method investment in Character Biosciences was reduced to zero and no further losses were recorded in the Company's consolidated financial statements as the Company did not guarantee obligations of the investee company nor has not committed additional funding. The Company will begin recognizing its share of net income only when it is greater than the cumulative net losses not recognized during the period the equity method was suspended.
On January 23, 2023, Character Biosciences, completed a second private capital transaction in which it raised an additional capital from the issuance of additional shares of its preferred stock. Upon completion of this transaction, the Company's ownership percentage in Character Biosciences decreased.
18. Employee Benefit Plans
Employee Savings Plan
The Company has a defined contribution retirement savings plan (the "401(k) Plan") covering eligible employees, which includes safe harbor matching contributions based on the amount of employees' contributions to the 401(k) Plan. The Company contributes to the 401(k) Plan annually 100.0% of the first 4.0% compensation that is contributed by the employee up to 4.0% of eligible annual compensation after one year of service. The Company's service contributions to the 401(k) Plan amounted to approximately $1.6 million, $1.2 million, and $1.2 million for the years ended December 31, 2022, 2021, and 2020, respectively, and are included within Salaries and benefits on the Consolidated Statements of Operations and Comprehensive Loss. The Company's cash match is invested pursuant to the participant's contribution direction. Employer contributions are immediately 100.0% vested.

Stock-based Compensation
The Company's 2020 Equity Incentive Plan (the "2020 Plan") provides for grants of restricted stocks units ("RSUs") and options to acquire shares of the Company's common stock, par value $0.0001 per share, to employees, directors, officers, and consultants of the Company, and the Company's 2020 Management Incentive Plan (the "2020 MIP") provides for grants of RSUs to our Executive Chair and CEO. During the year ended December 31, 2021, the Company approved the 2020 Plan and the 2020 MIP, and the Company's 2014 Equity Incentive Plan (the "2014 Plan") was terminated. On March 9, 2022, the Board adopted the 2022 Inducement Award Plan (the "Inducement Plan" and, collectively with the 2020 Plan, the 2020 MIP, and the 2014 Plan, the "Plans") and reserved 11,000,000 shares of Class A common stock for issuance under the Inducement Plan. The Inducement Plan was adopted by the Board without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, awards under the Inducement Plan may be made only to an employee who has not previously been an employee or member of the Board, or following a bona fide period of non-employment, if he or she is granted such award in connection with his or her commencement of employment with the Company, and such grant is an inducement material to his or her entering into employment with the Company.

The 2020 Plan has an evergreen provision that requires the number of shares available for issuance under the plan to be increased on the first day of each fiscal year beginning with the 2022 fiscal year and ending on (and including) the last day of the 2024 fiscal year, in each case, in an amount equal to the lesser of (i) seven percent (7%) of the outstanding shares of Class A Common Stock on the last day of the immediately preceding fiscal year and (ii) such number of shares of Class A Common Stock determined by the Board; provided that for each fiscal year beginning with the 2025 fiscal year through the fiscal year that includes the expiration date of the plan, each such increase shall be reduced to the lesser of five percent (5%) of the outstanding shares of Class A Common Stock on the last day of the immediately preceding fiscal year or such number of shares determined by the Board.
The maximum number of shares of the Company's common stock reserved for issuance over the term of the Plans, shares outstanding under the Plans, and shares remaining under the Plans at December 31, 2022 and 2021, respectively, were as follows:

December 31, 2022	Shares Authorized Under Plans	Shares Outstanding Under Plans	Shares Remaining Under Plans
2014 Plan	54,402,264	36,378,558	N/A
2020 Plan	31,884,272	29,805,319	242,473
2020 MIP	33,426,983	30,084,285	—
Inducement Plan	11,000,000	11,000,000	—

December 31, 2021	Shares Authorized Under Plans	Shares Outstanding Under Plans	Shares Remaining Under Plans
2014 Plan	54,402,264	41,905,875	N/A
2020 Plan	30,641,401	6,690,048	23,442,323
2020 MIP	33,426,983	33,426,983	—
Effective as of the closing of the 2021 Business Combination, the 2014 Plan was terminated, at which time the outstanding awards previously granted thereunder were assumed by the Company, and no new awards are available for grant under the 2014 Plan. Shares that are expired, terminated, surrendered, or canceled under the 2014 Plan without having been fully exercised are available for awards under the 2020 Plan. Shares may be issued from authorized but unissued Company stock.
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
The Company recorded Stock-based compensation expense for options, RSUs, and performance restricted stock units ("PRSUs") granted under the Plans, the Inducement Plan, and discounts offered in connection with the Company's 2020 Employee Stock Purchase Plan ("ESPP") of $164.3 million, $163.7 million, and $7.1 million during the years ended December 31, 2022, 2021, and 2020, respectively, and such expenses are presented within Salaries and benefits in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

Compensation cost presented within Salaries and benefits within the accompanying Consolidated Statements of Operations and Comprehensive Loss were as follows:

Years ended December 31,	2022	2021	2020
	(in thousands)
Stock options	$3,445	$7,998	$7,078
RSUs	75,312	65,514	—
PRSUs	85,270	89,930	—
ESPP	278	281	—
Total compensation cost recognized for stock-based compensation plans	$164,305	$163,723	$7,078
At December 31, 2022, there was approximately $340.5 million of unrecognized stock-based compensation expense related to unvested stock options, RSUs, PRSUs, and the ESPP, estimated to be recognized over a period of 4.00 years. The Company recognized $85.3 million and $89.9 million in share-based based compensation related to PRSUs for the years ended December 31, 2022 and 2021, respectively. The Company has granted PRSUs to certain executives, which become eligible to vest if prior to the vesting date the average closing price of one share of the Company's common stock for 90 consecutive days equals or exceeds a specified price (the "Market PRSUs"). The expense referenced above is mainly attributable to Market PRSUs that vest based on pre-established milestones including Company performance. These milestones primarily consist of the volume-weighted average stock closing price ranging from $20 to $30 for 90 consecutive days. The grant date fair value of the Market PRSUs is recognized as expense over the vesting period under the accelerated attribution method and is not adjusted in future periods for the success or failure to achieve the specified market condition. At December 31, 2022, the market condition component of these awards has not been met, so the awards have not been earned. This expense represents more than 50% of the total compensation cost recognized for stock-based compensation plans presented within Salaries and benefits within the accompanying Consolidated Statements of Operations and Comprehensive Loss.
Stock Options
The assumptions that the Company used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted for the years ended December 31, 2021 and December 31, 2020, respectively, were as follows:

Years ended December 31,	2021	2020
Weighted-average risk-free interest rate	1.06%	0.84%
Expected term (in years)	6.06	4.68
Expected volatility	37.74%	34.66%
Expected dividend yield	—	—
A summary of option activity under the 2020 Plan during the year ended December 31, 2022, was as follows:

	Number of options	Weighted-average exercise price
Outstanding, January 1, 2022	1,753,799	$8.88
Granted during 2022	—	—
Exercised	—	—
Forfeited	(388,977)	8.88
Outstanding, December 31, 2022	1,364,822	$8.88

A summary of option activity under the 2014 Plan during the year ended December 31, 2022, was as follows:

	Number of options	Weighted-average exercise price
Outstanding, January 1, 2022	31,155,742	$2.35
Granted during 2022	—	—
Exercised	(4,367,985)	0.13
Forfeited	(1,156,072)	1.85
Outstanding, December 31, 2022	25,631,685	$2.69
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company's common stock for those stock options that had exercise prices lower than the fair value of the Company's common stock.
The weighted-average grant date fair value of stock options granted during the years ended December 31, 2021 and December 31, 2020 were $3.36 and $1.04 per share, respectively.
At December 31, 2022, outstanding stock options, substantially all of which are expected to vest, had an aggregate intrinsic value of $340.5 million, and a weighted-average remaining contractual term of 4.00 years. At December 31, 2022, there were 21,662,878 options exercisable under the Plan, with an aggregate intrinsic value of $0.1 million, a weighted-average exercise price of $2.85 per share, and a weighted-average remaining contractual term of 6.13 years. The total value of stock options exercised during the years ended December 31, 2022, 2021, and 2020 was $11.3 million, $39.3 million, and $5.8 million, respectively. Cash received from stock option exercises during the years ended December 31, 2022, 2021, and 2020 totaled $1.0 million, $6.1 million, and $2.1 million, respectively.
Pursuant to the terms of the applicable Plan and stock option award agreement, employees may exercise options at any time after grant while maintaining the original vesting period. The proceeds from exercise of unvested options are recorded as a liability until the option vests at which time the liability is reclassified to equity. If the employee terminates or otherwise forfeits an unvested option that has been exercised early, the Company must redeem those shares at the original exercise price and remit payment of the forfeited portion of shares back to the employee.
Restricted Stock Units
A summary of total RSU activity is presented below:

	Number of RSUs	Weighted-average grant date fair value per share
Outstanding, January 1, 2021	—	$—
Granted during 2021	22,031,869	14.34
Released	(639,752)	6.64
Forfeited	(97,276)	8.42
Outstanding, December 31, 2021	21,294,841	$14.60

Outstanding, January 1, 2022	21,294,841	$14.60
Granted during 2022	34,706,132	2.45
Released	(4,656,884)	14.09
Forfeited	(1,726,890)	5.12
Outstanding, December 31, 2022	49,617,199	$6.48
Performance Restricted Stock Units
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

Year ended December 31, 2022
Expected volatility (1)	40.7%
Risk-free interest rate (2)	0.5
Dividend yield (3)	—
(1) Expected volatility is based on a blend of peer group company historical data adjusted for the Company's leverage.
(2) Risk-free interest rate based on U.S. Treasury yields with a term equal to the remaining Performance Period as of the grant date.
(3) Dividend yield was assumed to be zero as the Company does not anticipate paying dividends.
A summary of PRSU activity is presented below:

	Number of PRSUs	Weighted-average grant date fair value per share
Non-vested, January 1, 2021	—	$—
Granted during 2021	27,818,524	9.58
Non-vested at December 31, 2021	27,818,524	$9.58

Non-vested, January 1, 2022	27,818,524	$9.58
Granted during 2022	2,405,281	1.38
Vested	(13,264)	8.90
Forfeited	(265,306)	9.11
Non-vested at December 31, 2022	29,945,235	$8.92
At December 31, 2022, there was $79.9 million of unrecognized share-based compensation expense related to PRSUs, which is expected to be recognized over a period of 4.00 years.

2020 Employee Stock Purchase Plan

On January 6, 2021, stockholders approved the ESPP. The ESPP provides a means by which eligible employees and/or eligible service providers of either the Company or designated related companies and affiliates may be given an opportunity to purchase shares of Class A common stock at a 15.0% discount from the fair market value of the common stock as determined on specific dates at specified intervals. Subject to adjustments provided in the ESPP that are discussed below, the maximum number of shares of common stock that may be purchased under the ESPP is 6,312,038 shares, and the maximum number of shares that may be purchased on any single purchase date by any one participant is 5,000 shares. At December 31, 2022, 5,742,230 shares of Class A common stock were available for issuance under the ESPP.

The ESPP includes an evergreen provision that limits the maximum number of shares of Class A common stock that may be issued under the plan, to 2,785,582 shares, plus the number of shares of Class A common stock that are automatically added on the first day of each fiscal year beginning with the 2022 fiscal year and ending on (and including) the first day of the 2030 fiscal year, in an amount equal to the lesser of (i) one percent (1%) of the total number of shares of Class A common stock outstanding on the last day of the calendar month prior to the date of such automatic increase, and (ii) such number of shares of Class A common stock as determined by the Board; provided that the maximum number of shares of Class A common stock reserved under the ESPP shall not exceed 10.0% of the total outstanding capital stock of the Company (inclusive of the shares reserved under the ESPP) as of January 7, 2021, on an as-converted basis.

The initial offering period for the ESPP was five months, which commenced on September 1, 2021, and ended on January 31, 2022. The second offering period began on March 14, 2022, and ended November 22, 2022, and the third offering period began on November 23, 2022, and will end on May 21, 2023.

At December 31, 2022, 569,808 shares of the Company's Class A common stock have been purchased or distributed pursuant to the ESPP.

The assumptions that the Company used in the Black-Scholes option-pricing model to determine the fair value of the purchase rights under the ESPP for the year ended December 31, 2022, is as follows:

Year ended December 31, 2022
Weighted-average risk-free interest rate	467.0%
Expected term (in years)	0.49
Expected volatility	78.4%
Equity warrants
In November 2016 and December 2017, the Company issued warrants to purchase 139,629 shares of the Company's common stock at an exercise price of $2.61 per share, and 122,052 shares of the Company's common stock at an exercise price of $3.45 per share, respectively, as part of payment to certain providers for services provided to the Company. These warrants were automatically exercised in connection with the 2021 Business Combination.
19. Income Taxes
The provision for income taxes consisted of the following for the years ended December 31, 2022, 2021, and 2020, respectively:

Years ended December 31,	2022	2021	2020
	(in thousands)
Current provision	$—	$—	$(2)
Deferred expense	—	—	2
Provision for income taxes	$—	$—	$—
The provision for income taxes was different from the amount computed using the federal statutory rate of 21% for the years ended December 31, 2022, 2021, and 2020, respectively, due to the following:

Years ended December 31,	2022	2021	2020
	(in thousands)
Income tax provision at federal statutory rate (21%)	$(71,157)	$(123,429)	$(28,642)
Interest on convertible securities	—	—	6,537
Interest on convertible securities discount	—	2,867	4,423
Debt issuance cost related to convertible securities	—	—	—
Derivative liability related to convertible securities	—	—	(19,688)
Warrant expense	(189)	13,905	16,823
Meals and entertainment	21	26	13
Health insurance industry fee	—	—	2,715
Stock based compensation	7,989	(5,665)	350
Prior year true-up	(30,646)	—	—
Other, net	317	(365)	(1,116)
Valuation allowance	93,665	112,661	18,585
Provision for income taxes	$—	$—	$—
The Company issued convertible securities for which the interest expense recorded in 2022 and 2021 was none, and approximately $31.1 million for 2020. This interest expense is not deductible for tax purposes.
Deferred income tax balances reflect the impact of temporary differences between the tax bases of assets or liabilities and their reported amounts in the consolidated financial statements and are stated at enacted tax rates expected to be in effect when the reported amounts are actually recovered or settled.

Principal components of net deferred tax balances at December 31, 2022 and 2021, respectively, were as follows:

Years ended December 31,	2022	2021
	(in thousands)
Deferred income tax assets:
Net operating loss carryforward (NOL)	$294,335	$207,713
Stock based compensation	56,743	35,374
Premium deficiency reserve	3,442	23,232
Unpaid claim reserve discounting	384	404
Operating lease liability	1,231	1,657
Fixed assets and intangible assets	1,589	2,267
Accruals	9,927	2,950
Other	4,692	3,434
Total deferred income tax assets	372,343	277,031
Less: valuation allowance	(369,530)	(275,865)
Total deferred income tax assets, net of valuation allowance	2,813	1,166

Deferred income tax liabilities:
Operating lease right-of-use assets	(845)	(1,127)
Nontaxable gain on deconsolidation of entity	(1,936)	—
Other	(32)	(39)
Total deferred income tax liabilities	(2,813)	(1,166)
Net deferred income tax assets	$—	$—
Operating loss and tax credit carryforwards and protective tax deposits
The Company has unused operating loss carryforwards available of approximately $1,401.6 million and $989.1 million at December 31, 2022 and 2021, respectively, that may be applied against future taxable income. Losses incurred before 2018 in the amount of approximately $295.1 million begin to expire in 2033. The total net operating losses ("NOL") is made up of NOLs generated by the consolidated group and NOLs obtained with the 2014 reorganization. A portion of the pre-consolidated NOLs may be limited by special rules known as Separate Return Limitation Year ("SRLY") rules. SRLY NOLs can only be used in years that both the consolidated group and the entity that created the SRLY NOLs have taxable income. Due to these limitations and uncertainty regarding the Company's ability to use the loss carryforwards and other deferred tax assets, valuation allowances of approximately $369.5 million and $275.9 million were established in 2022 and 2021, respectively.
The Company does not have deposits admitted under Section 6603 of the Internal Revenue Code.
Impact of tax planning strategies
The Company does not have any tax planning strategies that include the use of reinsurance and there are no deferred tax liabilities not recognized.
The Company files income tax returns in the United States. The U.S. Internal Revenue Service ("IRS") is not currently conducting any income tax audits of the Company's returns. The Company's federal income tax returns filed related to tax years subsequent to 2019 remain subject to examination by the IRS. The Company is not aware of any material adjustments that may be proposed as a result of any ongoing or future examinations and does not have material uncertain tax positions reflected in the Consolidated Balance Sheets.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law in the U.S. to provide certain relief in connection with the COVID-19 pandemic. In addition, governments around the world have enacted or implemented various forms of tax relief measures in response to the economic conditions in the wake of COVID-19. On December 27, 2020, the "Consolidated Appropriations Act, 2021" was signed into law in the U.S. to amend or extend several significant COVID related relief provisions of the CARES Act. The Company has determined that neither the CARES Act and Consolidated Appropriations Act, nor changes to income tax laws or regulations in other jurisdictions, had a significant impact on the Company's effective tax rate.

20. Net Loss per Share
Net Loss per Share
Basic and diluted net loss per share attributable to Class A common stockholders and Class B common stockholders (collectively, "Common Stockholders") for the years indicated was calculated as follows:

	Years ended December 31,
	2022	2021	2020
	(in thousands, except per share and share amounts)
Net loss	$(338,844)	$(587,756)	$(136,392)
Net loss attributable to Common Stockholders	(338,844)	(587,756)	(136,392)
Basic and diluted weighted average number of common shares and common share equivalents outstanding	476,244,262	412,922,424	88,691,582
Net loss per share attributable to Common Stockholders—basic and diluted	$(0.71)	$(1.42)	$(1.54)

Because the Company had a Net loss during the years ended December 31, 2022, 2021, and 2020, the Company's potentially dilutive securities, which include stock options, RSUs, PRSUs, preferred stock, and warrants to purchase shares of common stock and preferred stock, have been excluded from the computation of diluted net loss per share, as the effect would be anti-dilutive. Therefore, during these periods, the diluted common shares outstanding equals the average common shares outstanding. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to Common Stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Years ended December 31,
	2022	2021	2020
Options to purchase common stock	26,996,507	32,879,626	36,557,759
RSUs	49,617,199	21,294,841	—
PRSUs	29,945,235	27,818,524	—
Convertible preferred stock (as converted to common stock)	—	—	139,444,346
Warrants to purchase common stock (as converted to common stock)	—	—	7,502,902
Total anti-dilutive shares excluded from computation of net loss per share	106,558,941	81,992,991	183,505,007
21. Commitments and Contingencies
Legal Actions
Various lawsuits against the Company may arise in the ordinary course of the Company's business. Contingent liabilities arising from ordinary course litigation, income taxes and other matters are not expected to be material in relation to the financial position of the Company. At December 31, 2022, and December 31, 2021, respectively, there were no material known contingent liabilities arising outside the normal course of business other than as set forth below.
Securities Class Actions, Derivative Litigation and Investigations

Since February 2021, the Company has received subpoenas from the SEC related to certain disclosures and aspects of our business as well as certain matters described in an article issued on February 4, 2021, by Hindenburg Research LLC (the "Hindenburg Article"). The Company is cooperating with the SEC's investigation. The Hindenburg Article, which discussed, among other things, an inquiry by the U.S. Attorney's Office for the Eastern District of Pennsylvania relating to, among other things, certain of the Company’s arrangements with providers participating in its network and programs, and Clover Assistant, was the subject of the Company’s Current Report on Form 8-K dated February 5, 2021.

In February 2021, the Company and certain of its directors and officers were named as defendants in putative class actions filed in the United States District Court for the Middle District of Tennessee: Bond v. Clover Health Investments, Corp. et al., Case No. 3:21-cv-00096 (M.D. Tenn.); Kaul v. Clover Health Investments, Corp. et al., Case No. 3:21-cv-00101 (M.D. Tenn.); Yaniv v. Clover

Health Investments, Corp. et al., Case No. 3:21-cv-00109 (M.D. Tenn.); and Tremblay v. Clover Health Investments, Corp. et al., Case No. 3:21-cv-00138 (M.D. Tenn.). The complaints assert violations of sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act. The Kaul action asserts additional claims under sections 11 and 15 of the Securities Act. The complaints generally relate to allegations published in the Hindenburg Article. The complaints seek unspecified damages on behalf of all persons and entities who purchased or acquired Clover securities during the class period (which begins on October 6, 2020, and, depending on the complaint, ends on February 3, 2021, or February 4, 2021), as well as certain other costs. In April 2021, the Middle District of Tennessee class actions were consolidated under Bond v. Clover Health Investments, Corp. et al., Case No. 3:21-cv-00096 (M.D. Tenn.) as the lead case. On June 28, 2021, the plaintiffs filed an amended complaint, which also generally relates to allegations published in the Hindenburg Article, but adds, among other things, allegations from confidential witnesses who purport to be former employees of the Company. The Company moved to dismiss the amended complaint on August 28, 2021; that motion was denied on February 28, 2022. On February 14, 2023, the court granted the plaintiffs' motion for class certification.

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

22. Non-Insurance

In April 2021, the Company began participating in the DC Model of the Centers for Medicare & Medicaid Services ("CMS"), which utilizes a structured model intended to reduce expenditures and preserve or enhance quality of care for beneficiaries in Medicare fee-for-service ("FFS"). CMS redesigned the DC Model and renamed the model the ACO Realizing Equity, Access, and Community Health (REACH) Model ("ACO REACH Model") effective January 1, 2023. As a participating entity in the DC Model, referred to as the ACO REACH Model at January 1, 2023, with a global risk arrangement, the Company assumes the responsibility of guaranteeing the performance of its care network. The ACO REACH Model is intended to reduce the administrative burden, support a focus on complex, chronically ill patients, and encourage physician organizations that have not typically participated in Medicare FFS to serve beneficiaries in Medicare FFS. The Company's operations in connection with the DC Model are included in the Non-Insurance operating segment. See Note 23 (Operating Segments) for additional information.

Key components of the financial agreement for Non-Insurance include:

•Performance Year Benchmark. The target amount for Medicare expenditures on covered items and services (Medicare Part A and B) furnished to an Accountable Care Organization's ("ACO's") aligned beneficiaries during a performance year. The Performance Year Benchmark will be compared to the ACO's performance year expenditures. This comparison will be used to calculate shared savings and shared losses. The Performance Year Benchmark is established at the beginning of the performance year utilizing prospective trend estimates and is subject to retrospective trend adjustments, if warranted, before the Financial Reconciliation.

•Performance Year. A calendar year except for the commencement year, which began on April 1, 2021, and ended on December 31, 2021.

•Risk-Sharing Arrangements. Used in determining the percent of savings and losses that ACOs are eligible to receive as shared savings or may be required to repay as shared losses.

•Financial Reconciliation. The process by which CMS determines shared savings or shared losses by comparing the calculated total benchmark expenditure for a given ACO's aligned population to the actual expenditures of that ACO's aligned beneficiaries over the course of a performance year that includes various risk-mitigation options such as stop-loss reinsurance and risk corridors.

•Risk-Mitigation Options. ACOs may elect a "stop-loss arrangement" each performance year, which is designed to reduce the financial uncertainty associated with high-cost expenditures of individual beneficiaries. The Company has elected participation in the program for the current performance year. Additionally, CMS has created a mandatory risk corridor program that allocates the ACO's shared savings and losses in bands of percentage thresholds, after a deviation of greater than 25% of the Performance Year Benchmark.

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

The tables below include the financial statement impacts of the performance guarantee:

December 31,	2022	2021
	(in thousands)
Non-Insurance performance year obligation (1)	73,844	36,891
(1) This obligation represents the consideration due to providers, net of the shared savings or loss for the period and amortization of the liability.

Years ended December 31,	2022	2021
	(in thousands)
Amortization of the Non-Insurance performance year receivable	$(2,385,116)	$(664,224)
Amortization of the Non-Insurance performance year obligation	2,385,116	664,224

Non-Insurance revenue	2,380,135	667,639

23. Operating Segments

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

The operations of the Company are organized into the following two segments:

•Insurance Segment includes operations related to the Company's MA plans, which generally provide access to a wide network of primary care providers, specialists, and hospitals.

•Non-Insurance Segment includes the Company's operations relating to CMS' DC Model, which provides options aimed at reducing expenditures and preserving or enhancing quality of care for beneficiaries.

Corporate/Other includes other clinical services not included in Medicare Advantage and Direct Contracting and all other corporate overhead. Clinical services is comprised of Clover Home Care and other clinical services that are offered to eligible beneficiaries.

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

The table below summarizes the Company's results by operating segment:

	Insurance	Non-Insurance	Corporate/Other	Eliminations	Consolidated Total
Year ended December 31, 2022	(in thousands)
Premiums earned, net (Net of ceded premiums of $470)	$1,084,869	$—	$—	$—	$1,084,869
Non-Insurance revenue	—	2,380,135	—	—	2,380,135
Other income	2,577	1,311	74,610	(66,815)	11,683
Intersegment revenues	—	—	108,249	(108,249)	—
Net medical claims incurred	996,410	2,460,879	9,042	(12,379)	3,453,952
Gross profit (loss)	$91,036	$(79,433)	$173,817	$(162,685)	$22,735

Total assets	$354,748	$156,754	$957,483	$(660,365)	$808,620

	Insurance	Non-Insurance	Corporate/Other	Eliminations	Consolidated Total
Year ended December 31, 2021	(in thousands)
Premiums earned, net (Net of ceded premiums of $489)	$799,414	$—	$—	$—	$799,414
Non-Insurance revenue	—	667,639	—	—	667,639
Other income	216	—	94,090	(89,363)	4,943
Intersegment revenues	—	—	41,932	(41,932)	—
Net medical claims incurred	847,286	705,407	7,637	(9,152)	1,551,178
Gross (loss) profit	$(47,656)	$(37,768)	$128,385	$(122,143)	$(79,182)

Total assets	$416,947	$58,027	$1,116,331	$(640,501)	$950,804
A reconciliation of the reportable segments' gross profit to the Net loss included in the Consolidated Statements of Operations and Comprehensive Loss is as follows:

Years ended December 31,	2022	2021
	(in thousands)
Gross profit (loss)	$22,735	$(79,182)

Salaries and benefits	278,725	260,458
General and administrative expenses	207,917	185,287
Premium deficiency reserve (benefit) expense	(94,240)	110,628
Depreciation and amortization	1,187	1,246
Other expense	70	191
Change in fair value of warrants	(900)	(66,146)
Interest expense	1,333	3,193
Amortization of notes and securities discounts	30	13,717
Gain on investment	(9,217)	—
Gain on debt extinguishment on note payable	(23,326)	—
Net loss	$(338,844)	$(587,756)

24. Dividend Restrictions
The Company's regulated insurance subsidiaries are subject to regulations and standards in their respective jurisdictions. These standards, among other things, require these subsidiaries to maintain specified levels of statutory capital and limit the timing and amount of dividends and other distributions that may be paid to their parent companies. Therefore, the Company's regulated insurance subsidiaries' ability to declare and pay dividends is limited by state regulations including obtaining prior approval by the New Jersey Department of Banking and Insurance. At December 31, 2022 and 2021, neither of the regulated insurance subsidiaries had been authorized nor paid any dividends.

25. Statutory Equity

Applicable insurance department regulations require that the Company's regulated insurance subsidiaries prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the department of insurance of the respective state of domicile. These practices vary in some aspects from U.S. GAAP, with significant differences including that (a) certain assets are not included in statutory surplus, (b) certain statutory reserves are established by a direct charge to surplus, and (c) certain charges are reported as charges to capital and surplus, rather than as a component of net income.

The regulated insurance subsidiaries are subject to certain Risk-Based Capital (RBC) requirements specified by the National Association of Insurance Commissioners (NAIC). Under those requirements, the amount of capital and surplus maintained by the Company's regulated insurance subsidiaries is to be determined based on various risk factors, such as (a) asset quality, (b) asset and liability matching, (c) loss reserve adequacy, and other business factors. Regulatory compliance is determined by a ratio of the Company's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Generally, a ratio in excess of the regulatory threshold requires no corrective actions by the Company or regulators. At December 31, 2022 and 2021, the regulated insurance subsidiaries' capital and surplus of $141.4 million and $128.9 million, respectively, exceeded the minimum RBC requirements of approximately $120.6 million and $99.7 million, respectively.

26. Regulatory Matters
The Company operates in a highly regulated environment. It is regulated by federal and state of New Jersey regulators. The Company's regulated insurance subsidiaries must be licensed by and are subject to regulation by New Jersey Department of Banking and Insurance, which requires periodic financial reports and enforces minimum capital and/or reserve requirements.
The laws and regulations governing the Company's business and interpretations of those laws and regulations are subject to frequent change. Legislative, administrative, and public policy changes to the Health Care Reform Law continue to be debated, and the Company cannot predict if the Health Care Reform Law will be further modified, repealed, or replaced. The broad latitude given to the agencies administering, interpreting and enforcing current and future regulations governing the Company's business could require the Company to change how it conducts its business, restrict revenue and enrollment growth, increase health care and administrative costs and capital requirements, or expose the Company to increased liability in the courts for coverage determinations, contract interpretation and other actions.
The health care industry is also regularly subject to negative publicity, including as a result of governmental investigations, adverse media coverage and political debate surrounding industry regulation. Negative publicity may adversely affect the Company's financial position, results of operations and cash flows and damage its reputation.

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED BALANCE SHEETS (PARENT COMPANY)
(Dollars in thousands, except share amounts)

Schedule I

	December 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$69,718	$115,894
Short-term investments	31,725	234,986
Investment securities, available-for sale	117,834	79,268
Investment securities, held-to-maturity	—	59
Other assets, current	5,704	38
Total current assets	224,981	430,245
Intercompany interest receivable	4,958	4,958
Intercompany note receivable	40,000	40,000
Investment securities, available-for-sale	18,708	—
Investments in consolidated subsidiaries	106,422	140,834
Total assets	$395,069	$616,037
Liabilities, Convertible Preferred Stock, and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$865	$1,199
Accrued salaries and benefits	6,576	1,640
Total current liabilities	7,441	2,839
Intercompany payable	39,530	76,211
Notes payable, net of discount and deferred issuance costs	360	—
Other liabilities	—	360
Total liabilities	47,331	79,410
Stockholders' equity
Class A Common Stock, $0.0001 par value; 2,500,000,000 shares authorized at December 31, 2022 and 2021; 383,998,718 and 352,645,626 issued and outstanding at December 31, 2022 and 2021, respectively	37	34
Class B Common Stock, $0.0001 par value; 500,000,000 shares authorized at December 31, 2022 and 2021; 94,394,852 and 118,206,768 issued and outstanding at December 31, 2022 and 2021, respectively (1)	9	12
Additional paid-in capital	2,319,157	2,153,909
Accumulated other comprehensive loss	(9,374)	(443)
Accumulated deficit	(1,955,582)	(1,616,738)
Less: Treasury stock, at cost; 2,072,752 and 14,730 shares held at December 31, 2022 and 2021, respectively	(6,509)	(147)
Total stockholders' equity	347,738	536,627
Total liabilities, convertible preferred stock, and stockholders' equity	$395,069	$616,037

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED STATEMENTS OF OPERATIONS (PARENT COMPANY)
(Dollars in thousands, except share amounts)

	Years ended December 31,
	2022	2021	2020
Revenues:
Other income	$5,898	$3,938	$3,685
Total revenues	5,898	3,938	3,685

Operating expenses:
General and administrative expenses	784	187	4,831
Total operating expenses	784	187	4,831
Income (loss) from operations	5,114	3,751	(1,146)

Change in fair value of warrants	—	(66,146)	80,328
Interest expense	—	1,593	35,556
Amortization of notes and securities discount	—	13,681	21,118
Gain on derivative	—	—	(93,751)
Gain on equity investment	(5,314)	—	—
Gain on extinguishment of note payable	(23,326)	—	—
Equity in net losses of consolidated subsidiaries	372,598	648,580	91,995
Net loss	$(338,844)	$(593,957)	$(136,392)

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY)
(Dollars in thousands, except share amounts)

	Years ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(338,844)	$(593,957)	$(136,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of notes and securities discount and debt issuance costs	—	13,681	21,118
Intercompany stock-based compensation expense	164,305	163,470	7,078
Paid in kind interest	—	—	28,334
Change in fair value of warrants and amortization of warrants	—	(66,146)	80,328
Gain on extinguishment of note payable	(23,326)	—	—
Change in derivative liabilities	—	—	(93,751)
Accretion, net of amortization	(1,648)	(163)	—
Net realized losses on investment securities	(6,613)	(53)	—
Changes in operating assets and liabilities:
Other assets	(6,339)	165	214
Accounts payable and accrued expenses	(334)	(4,092)	7,669
Intercompany accrued salaries and benefits	4,936	1,411	229
Intercompany interest receivable	—	—	(1,208)
Intercompany payable	(36,681)	48,960	23,158
Net cash used in operating activities	(244,544)	(436,724)	(63,223)
Cash flows from investing activities:
Purchases of short-term investments and available-for-sale securities	(250,030)	(689,582)	—
Proceeds from sales of short-term investments and available-for-sale securities	3,829	89,997	—
Proceeds from maturities of short-term investments available-for-sale securities	391,643	285,000	—
Investments in consolidated subsidiaries	57,888	(63,622)	82,047
Net cash provided by (used in) investing activities	203,330	(378,207)	82,047
Cash flows from financing activities:
Payment of notes payable principal	—	(30,925)	(18,752)
Issuance of common stock, net of early exercise liability	1,400	6,144	1,748
Buyback and subsequent cancellation of common stock	—	—	(957)
Proceeds from reverse recapitalization, net of transaction costs	—	666,241	—
Proceeds received for the exercise of Public and Private Warrants	—	390	—
Issuance of common stock, net of stock issuance costs	—	283,775	—
Payment for the redemptions of Public Warrants	—	(85)	—
Purchase of Treasury stock	(6,362)	(147)	—
Net cash (used in) provided by financing activities	(4,962)	925,393	(17,961)
Net (decrease) increase in Cash and cash equivalents	(46,176)	110,462	863
Cash and cash equivalents, beginning of year	115,894	5,432	4,569
Cash and cash equivalents, end of year	$69,718	$115,894	$5,432
Supplemental cash flow disclosures
Cash paid during the period for interest	—	1,677	4,578
Cash paid during the year for health insurance industry fee	—	—	8,022
Supplemental disclosure of non-cash investing and financing activities
Conversion of preferred stock to common stock	—	447,747	—
Issuance of common stock related to convertible debt	—	16,059	—
Capital contribution for extinguishment of debt	—	126,795	—
Activities from Seek Dissolution	735	—	—
Issuance of common stock related to warrants exercised	—	97,782	—
Acquisition of public and private warrants	—	147,582	—
Issuance of common stock related to the exercise of Public and Private Warrants	—	81,283	—

CLOVER HEALTH INVESTMENTS, CORP.
Notes to Condensed Financial Statements (Parent Company)

1. Organization and Operations

Clover Health Investments, Corp. (the "Company") is a holding company incorporated on July 17, 2014, in the state of Delaware.

2. Summary of Significant Accounting Policies

The accompanying Condensed Financial Statements have been prepared using the equity method. Under the equity method, the investment in consolidated subsidiaries is stated at cost plus equity in undistributed earnings of consolidated subsidiaries since the date of acquisition. These Condensed Financial Statements should be read in conjunction with the Company's consolidated financial statements.

Use of estimates

The preparation of the Condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Those estimates are inherently subject to change, and actual results may ultimately differ from those estimates.

3. Insurance Subsidiaries

Investments in consolidated subsidiaries include regulated insurance subsidiaries and unregulated subsidiaries. The Company holds $249.7 million and $485.9 million of cash, cash equivalents, and investment securities at the parent and unregulated subsidiaries at December 31, 2022 and 2021, respectively. The Company holds $224.8 million and $305.3 million of cash, cash equivalents, and investment securities in regulated insurance subsidiaries at December 31, 2022 and 2021, respectively.

4. Surplus Note

Effective December 22, 2016, the Company contributed $40.0 million to Clover Insurance Company, a wholly-owned subsidiary, in exchange for a surplus note. The outstanding balance, including accrued interest, was due and payable on December 31, 2020, but remains unpaid with the payment terms under review for extension until December 31, 2024, by the Commissioner of Banking and Insurance of the State of New Jersey. No payment of principal or interest on the surplus note shall be made without the prior written approval of the Commissioner of Banking and Insurance of the State of New Jersey.

Schedule II
CLOVER HEALTH INVESTMENTS, CORP.
VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charge to other accounts	(Deductions)	Balance at end of period
	(in thousands)
Year ended December 31, 2021
Valuation allowance for deferred tax assets	$163,204	$112,661	$—	$—	$275,865
Year ended December 31, 2022
Valuation allowance for deferred tax assets	275,865	93,665	—	—	369,530
The accompanying notes are an integral part of these financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized, and reported within the time period specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our "Certifying Officers"), the effectiveness of our disclosure controls and procedures at December 31, 2022, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Certifying Officers concluded that, at December 31, 2022, our disclosure controls and procedures were effective at achieving their intended objective.
Notwithstanding the foregoing, a control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures to disclose material information required to be set forth in our periodic reports.
Internal Control over Financial Reporting
Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles ("GAAP") and includes those policies and procedures that:
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during the fourth quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management's report on internal control over financial reporting is set forth below and should be read with these limitations in mind.

Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on management's assessment and the criteria set forth by COSO, our management determined that our internal control over financial reporting was effective at December 31, 2022.

The effectiveness of our internal control over financial reporting at December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm (PCAOBID: 42), as stated in their report that appears below.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Clover Health Investments, Corp.

Opinion on Internal Control Over Financial Reporting

We have audited Clover Health Investments, Corp.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Clover Health Investments, Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in convertible preferred stock and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedules listed in the Index at Item 15(a) and our report dated March 1, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
New York, New York
March 1, 2023

Item 9B. Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 is incorporated herein by reference to the Company's definitive proxy statement for the 2023 Annual Meeting of Stockholders, to be filed by the Company with the SEC pursuant to Regulation 14A within 120 days after the year ended December 31, 2022 ("the 2023 Proxy Statement").

Item 11. Executive Compensation.
The information required by this Item 11 is incorporated herein by reference to our 2023 Proxy Statement, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated herein by reference to our 2023 Proxy Statement, and it is incorporated herein by reference.
Item 13. Certain Relationships and Related Person Transactions, and Director Independence.
The information required by this Item 13 is incorporated herein by reference to our 2023 Proxy Statement, and it is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this Item 14 is incorporated herein by reference to our 2023 Proxy Statement, and it is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The Financial Statements, Financial Statement Schedules, and exhibits set forth below are filed as part of this Form 10-K.

(1) Financial Statements-The response to this portion of Item 15 is submitted as Item 8 of Part II of this Form 10-K.

(2) Financial Statement Schedules-The response to this portion of Item 15 is submitted as Item 8 of Part II of this Form 10-K.

(3) A list of exhibits to this Form 10-K is set forth below:

			Incorporated by reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing date	Filed or furnished herewith
2.1**	Agreement and Plan of Merger, dated as of October 5, 2020, by and among the Registrant, Asclepius Merger Sub Inc. and Clover Health Investments, Corp.	8-K	001-39252	2.1	10/6/2020
2.1(a)	Amendment to the Agreement and Plan of Merger, dated as of December 8, 2020	8-K	001-39252	2.1	12/10/2020
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39252	3.1	1/12/2021
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-39252	3.2	1/12/2021
4.1	Specimen Class A Common Stock Certificate of the Registrant	S-4/A	333-249558	4.5	11/20/2020
4.2	Specimen Class B Common Stock Certificate of the Registrant	S-4/A	333-249558	4.6	11/20/2020
4.3	Description of Securities	10-K	001-39252	4.3	02/28/2022
10.1*	Form of Indemnification Agreement	8-K	001-39252	10.2	1/12/2021
10.2*	Amended and Restated 2014 Equity Incentive Plan, and forms of agreement thereunder	S-4	333-249558	10.15	10/20/2020
10.3*	2020 Equity Incentive Plan and forms of agreement thereunder	8-K	001-39252	10.4	1/12/2021
10.4*	2020 Employee Stock Purchase Plan	8-K	001-39252	10.5	1/12/2021
10.5*	Management Incentive Plan	8-K	001-39252	10.6	1/12/2021
10.6*	Executive Incentive Bonus Plan	8-K	001-39252	10.7	1/12/2021
10.7*	Employment Agreement dated as of December 31, 2020, by and between the Registrant and Vivek Garipalli	8-K	001-39252	10.9	1/12/2021
10.8	Agreement for the Provision of Interim Management Services between the Registrant and AP Services, LLC	8-K	001-39252	10.2	11/09/2021
10.9*	Employment Agreement, effective as of December 31, 2021, between the Registrant and Jamie L. Reynoso	10-K	001-39252	10.12	02/28/2022
10.10*	Employment Agreement, effective as of July 6, 2021, between the Registrant and Prabhdeep Singh	10-K	001-39252	10.13	02/28/2022
10.11*	Employment Agreement, effective as of March 14, 2022, between the Registrant and Joseph Martin	10-Q	001-39252	10.1	05/09/2022
10.12*	Employment Agreement, dated as of May 11, 2022, between the Registrant and Scott J. Leffler	10-Q	001-39252	10.1	08/08/2022
10.13*	Employment Agreement, effective as of May 9, 2022, between the Registrant and Aric Sharp	10-Q	001-39252	10.2	08/08/2022
10.14*	Employment Agreement, dated as of July 18, 2022, between the Registrant and Brady Priest					X
10.15*	Employment Agreement, dated as of August 8, 2022, between the Registrant and Andrew Toy	10-Q	001-39252	10.1	11/07/2022
10.16*	Amended and Restated Director Compensation Policy	10-Q	001-39252	10.2	11/07/2022

10.17*	Separation and Consulting Agreement, dated as of February 23, 2023, between the Registrant and Prabheep Singh	X
21.1	List of Subsidiaries	X
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_____________
† Furnished herewith.
* Indicates a management contract or compensatory plan or arrangement.
** Schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The registrant hereby agrees to furnish supplementary a copy of any omitted schedule to the SEC upon its request.

Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Clover Health Investment, Corp.
Date: March 1, 2023	By:	/s/ Andrew Toy
Andrew Toy
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew Toy	Chief Executive Officer (Principal Executive Officer) and Director	Date: March 1, 2023
Andrew Toy

/s/ Scott J. Leffler	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Date: March 1, 2023
Scott J. Leffler

/s/ Vivek Garipalli	Director and Executive Chair	Date: March 1, 2023
Vivek Garipalli

/s/ Chelsea Clinton	Director	Date: March 1, 2023
Chelsea Clinton

/s/ Demetrios L. Kouzoukas	Director	Date: March 1, 2023
Demetrios L. Kouzoukas

/s/ Lee A. Shapiro	Director	Date: March 1, 2023
Lee A. Shapiro

/s/ William G. Robinson, Jr.	Director	Date: March 1, 2023
William G. Robinson, Jr.

/s/ Carladenise A. Edwards	Director	Date: March 1, 2023
Carladenise A. Edwards

/s/ Anna U. Loengard	Director	Date: March 1, 2023
Anna U. Loengard