Form 10-Q
period 2023-03-31
CLOVER HEALTH INVESTMENTS, CORP. /DE
filed 2023-05-09
CIK 1801170

fl2w

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At May 1, 2023, the registrant had 394,162,057 shares of Class A Common Stock, $0.0001 par value per share, and 88,492,309 shares of Class B Common Stock, $0.0001 par value per share, issued and outstanding.

		Page
PART I.	FINANCIAL INFORMATION	5

Item 1.	Financial Statements (Unaudited)	5
	Condensed Consolidated Balance Sheets at March 31, 2023 (Unaudited), and December 31, 2022	5
	Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the three months ended March 31, 2023 and 2022	7
	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders' Equity (Deficit) (Unaudited) for the three months ended March 31, 2023 and 2022	8
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2023 and 2022	9
	Notes to Unaudited Condensed Consolidated Financial Statements	10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	41

PART II.	OTHER INFORMATION	43

Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	44
Item 4.	Mine Safety Disclosures	44
Item 5.	Other Information	45
Item 6.	Exhibits	45

Signatures		46

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
•fluctuations in the price of our Class A common stock and our compliance with Nasdaq's listing requirements
•our ability to maintain, protect, and enhance our intellectual property;
•general economic conditions and uncertainty, including the societal and economic impact of the COVID-19 pandemic and its variants;
•inflation; and
•geopolitical uncertainty and instability.

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

As a result of a number of known and unknown risks and uncertainties, including without limitation, the important factors described in our reports filed with the SEC, including the discussion under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements.

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

Part I
Item 1. Financial Statements and Supplementary Data
CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	March 31, 2023 (Unaudited)	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$190,562	$103,791
Short-term investments	69,478	41,457
Investment securities, available-for-sale (Amortized cost: 2023: $159,062; 2022: $193,300)	156,542	189,498
Investment securities, held-to-maturity (Fair value: 2023: $15; 2022: $15)	15	15
Accrued retrospective premiums	70,185	20,387
Other receivables	24,291	23,596
Healthcare receivables	56,943	70,607
Non-Insurance performance year receivable	552,620	—
Non-Insurance receivable	53,625	52,955
Surety bonds and deposits	80,329	100,502
Prepaid expenses	16,898	18,146
Other assets, current	2,771	4,043
Total current assets	1,274,259	624,997

Investment securities, available-for-sale (Amortized cost: 2023: $139,643; 2022: $142,940)	135,132	137,368
Investment securities, held-to-maturity (Fair value: 2023: $651; 2022: $636)	741	742
Property and equipment, net	4,547	5,753
Operating lease right-of-use assets	4,109	4,025
Goodwill and other intangible assets	20,000	20,000
Other assets, non-current	14,801	15,735
Total assets	$1,453,589	$808,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	March 31, 2023 (Unaudited)	December 31, 2022
Liabilities and Stockholders' Equity
Current liabilities
Unpaid claims	$141,258	$141,947
Due to related parties, net	1,331	1,566
Non-Insurance performance year obligation, current	613,057	73,844
Non-Insurance payable	160,942	148,191
Accounts payable and accrued expenses	47,452	32,445
Accrued salaries and benefits	30,306	23,962
Deferred revenue	107,563	—
Operating lease liabilities	1,862	1,827
Premium deficiency reserve	5,430	7,239
Other liabilities, current	1,173	486
Total current liabilities	1,110,374	431,507

Long-term operating lease liabilities	3,908	4,033
Other liabilities, non-current	16,200	16,193
Total liabilities	1,130,482	451,733
Commitments and Contingencies (Note 14)
Stockholders' equity
Class A Common Stock, $0.0001 par value; 2,500,000,000 shares authorized at March 31, 2023 and December 31, 2022; 394,129,673 and 383,998,718 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	37	37
Class B Common Stock, $0.0001 par value; 500,000,000 shares authorized at March 31, 2023 and December 31, 2022; 88,495,493 and 94,394,852 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	9	9
Additional paid-in capital	2,358,622	2,319,157
Accumulated other comprehensive loss	(7,031)	(9,374)
Accumulated deficit	(2,019,039)	(1,946,433)
Less: Treasury stock, at cost; 5,006,473 and 2,072,752 shares held at March 31, 2023 and December 31, 2022, respectively	(9,491)	(6,509)
Total stockholders' equity	323,107	356,887
Total liabilities and stockholders' equity	$1,453,589	$808,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
(Dollars in thousands, except per share and share amounts)

	Three Months Ended March 31,
	2023	2022
Revenues:
Premiums earned, net (Net of ceded premiums of $122 and $119, for the three months ended March 31, 2023 and 2022, respectively)	$317,086	$278,169
Non-Insurance revenue	205,783	594,898
Other income	4,906	1,312
Total revenues	527,775	874,379

Operating expenses:
Net medical claims incurred	472,490	861,722
Salaries and benefits	70,207	69,091
General and administrative expenses	59,215	57,697
Premium deficiency reserve benefit	(1,810)	(27,476)
Depreciation and amortization	279	826
Total operating expenses	600,381	961,860
Loss from operations	(72,606)	(87,481)

Interest expense	—	403
Gain on investment	—	(12,394)
Net loss	$(72,606)	$(75,490)

Per share data:
Net loss per share attributable to Class A and Class B common stockholders – basic and diluted (1)	$(0.15)	$(0.16)
Weighted average number of common shares outstanding
Basic and diluted weighted average number of Class A and Class B common shares and common share equivalents outstanding (1)	478,805,067	473,028,651

Net unrealized gain (loss) on available-for-sale investments	$2,343	$(5,324)
Comprehensive loss	$(70,263)	$(80,814)
(1) Because the Company had a net loss during the three months ended March 31, 2023 and 2022, the Company's potentially dilutive securities, which include stock options, restricted stock, preferred stock, and warrants to purchase shares of common stock and preferred stock, have been excluded from the computation of diluted net loss per share, as the effect would be anti-dilutive.
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands, except share amounts)

	Convertible Preferred stock		Class A Common Stock		Class B Common Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2021	—	$—	352,645,626	$34	118,206,768	$12	14,730	$(147)	$2,154,187	$(1,616,738)	$(1,934)	$3,903	$539,317
Change in accounting policy	—	—	—	—	—	—	—	—	—	723	—	—	723
Adjusted balance, beginning of period	—	—	352,645,626	34	118,206,768	12	14,730	(147)	2,154,187	(1,616,015)	(1,934)	3,903	540,040
Stock issuance for exercise of stock options, net of early exercise liability	—	—	151,620	—	—	—	—	—	331	—	—	—	331
Stock-based compensation	—	—	—	—	—	—	—	—	40,640	—	—	—	40,640
Vested restricted stock units	—	—	396,883	—	1,677,873	—	—	—	—	—	—	—	—
Vested performance stock units	—	—	8,951	—	—	—	—	—	—	—	—	—	—
Unrealized holdings gain on investment securities, available for sale	—	—	—	—	—	—	—	—	—	—	(5,324)	—	(5,324)
Conversion from Class B Common Stock to Class A Common Stock	—	—	25,436,433	3	(25,436,433)	(3)	—	—	—	—	—	—	—
Treasury stock acquired	—	—	—	—	—	—	1,879,063	(5,939)	—	—	—	—	(5,939)
Issuance of common stock under Employee Stock Purchase Plan	—	—	214,797	—	—	—	—	—	—	—	—	—	—
Derecognition of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(3,903)	(3,903)
Net loss	—	—	—	—	—	—	—	—	—	(75,490)	—	—	(75,490)
Balance, March 31, 2022	—	$—	378,854,310	$37	94,448,208	$9	1,893,793	$(6,086)	$2,195,158	$(1,691,505)	$(7,258)	$—	$490,355

Balance, December 31, 2022	—	$—	383,998,718	$37	94,394,852	$9	2,072,752	$(6,509)	$2,319,157	$(1,955,582)	$(9,374)	$—	$347,738
Change in accounting policy	—	—	—	—	—	—	—	—	—	9,149	—	—	9,149
Adjusted balance, beginning of period	—	—	383,998,718	37	94,394,852	9	2,072,752	(6,509)	2,319,157	(1,946,433)	(9,374)	—	356,887
Stock issuance for exercise of stock options, net of early exercise liability	—	—	1,240	—	—	—	—	—	848	—	—	—	848
Stock-based compensation	—	—	—	—	—	—	—	—	38,617	—	—	—	38,617
Vested restricted stock units	—	—	5,390,973	—	1,773,104	—	—	—	—	—	—	—	—
Vested performance stock units	—	—	—	—	—	—	—	—	—	—	—	—	—
Unrealized holdings gain on investment securities, available for sale	—	—	—	—	—	—	—	—	—	—	2,343	—	2,343
Conversion from Class B Common Stock to Class A Common Stock	—	—	7,672,463	—	(7,672,463)	—	—	—	—	—	—	—	—
Treasury stock acquired	—	—	(2,933,721)	—	—	—	2,933,721	(2,982)	—	—	—	—	(2,982)
Net loss	—	—	—	—	—	—	—	—	—	(72,606)	—	—	(72,606)
Balance, March 31, 2023	—	$—	394,129,673	$37	88,495,493	$9	5,006,473	$(9,491)	$2,358,622	$(2,019,039)	$(7,031)	$—	$323,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(72,606)	$(75,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	279	826
Stock-based compensation expense	38,617	40,640
Accretion, net of amortization	(923)	(17)
Gain on investment	—	(12,394)
Premium deficiency reserve	(1,810)	(27,476)
Changes in operating assets and liabilities:
Accrued retrospective premiums	(49,798)	(22,758)
Other receivables	(695)	551
Surety bonds and deposits	20,481	(2,156)
Prepaid expenses	1,248	(11,934)
Other assets	3,391	876
Healthcare receivables	13,664	5,863
Non-Insurance receivable	(670)	(38)
Operating lease right-of-use assets	(84)	1,015
Unpaid claims	(924)	25,266
Accounts payable and accrued expenses	15,007	(678)
Accrued salaries and benefits	6,344	(3,557)
Deferred revenue	107,563	—
Other liabilities	694	(894)
Performance year obligation	(13,407)	(16,738)
Non-Insurance payable	12,751	43,230
Operating lease liabilities	(90)	(1,179)
Net cash provided by (used in) operating activities	79,032	(57,042)
Cash flows from investing activities:
Purchases of short-term investments, available-for-sale, and held-to-maturity securities	(67,893)	(113,079)
Proceeds from sales of short-term investments and available-for-sale securities	15,001	—
Proceeds from maturities of short-term investments, available-for-sale, and held-to-maturity securities	63,324	150,000
Purchases of property and equipment	(251)	(158)
Acquisition of Character Biosciences, Inc. Series A preferred shares	—	(250)
Net cash provided by investing activities	10,181	36,513
Cash flows from financing activities:
Issuance of common stock, net of early exercise liability	848	331
Treasury stock acquired	(2,982)	(5,939)
Net cash used in financing activities	(2,134)	(5,608)
Net (decrease) increase in cash, cash equivalents, and restricted cash	87,079	(26,137)
Cash, cash equivalents, and restricted cash, beginning of period	186,213	299,968
Cash, cash equivalents, and restricted cash, end of period	$273,292	$273,831

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents	$190,562	$273,831
Restricted cash	82,730	—
Total cash, cash equivalents, and restricted cash	$273,292	$273,831
Supplemental disclosure of non-cash activities
Performance year receivable	$(552,620)	$(1,743,406)
Performance year obligation	552,620	1,743,406
Right-of-use assets obtained in exchange for lease liabilities	—	648
Recognition of equity method investments and preferred stock	—	8,644
Derecognition of noncontrolling interest	—	3,903
Conversion of Character Biosciences, Inc. convertible note to preferred stock	—	250
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
Clover aims to provide affordable, high-quality Medicare Advantage plans, including Preferred Provider Organization ("PPO") and Health Maintenance Organization ("HMO") plans, through its regulated insurance subsidiaries. The Company's regulated insurance subsidiaries consist of Clover Insurance Company and Clover HMO of New Jersey Inc., which operate the Company's PPO and HMO health plans, respectively. On April 1, 2021, the Company's subsidiary, Clover Health Partners, LLC ("Health Partners"), began participating as a Direct Contracting Entity ("DCE") in the Global and Professional Direct Contracting Model ("DC Model") of the Centers for Medicare and Medicaid Services ("CMS"), an agency of the United States Department of Health and Human Services, through which the Company provides care to aligned Original Medicare beneficiaries (the "Non-Insurance Beneficiaries"). CMS redesigned the DC Model and renamed it the Accountable Care Organization ("ACO") Realizing Equity, Access, and Community Health ("REACH") ("ACO REACH Model" or "ACO REACH") Model effective January 1, 2023. Medical Service Professionals of NJ, LLC, houses Clover's employed physicians and the related support staff for Clover's in-home care program. Clover's administrative functions and insurance operations are primarily operated by its Clover Health, LLC and Clover Health Labs, LLC subsidiaries.
Clover's approach is to combine technology, data analytics, and preventive care to lower costs and increase the quality of health and life of Medicare beneficiaries. Clover's technology platform is designed to use machine learning-powered systems to deliver data and insights to physicians in order to improve outcomes for beneficiaries and drive down costs. Clover's MA plans generally provide access to a wide network of primary care providers, specialists, and hospitals, enabling its members to see any doctor participating in Medicare willing to accept them. Clover focuses on minimizing members' out-of-pocket costs and offers many plans that allow members to pay the same co-pays for primary care provider visits regardless of whether their physician is in- or out-of-network. Through its Non-Insurance operations, the Company assumes full risk (i.e., 100.0% shared savings and shared losses) for the total cost of care of aligned Non-Insurance Beneficiaries, empowers providers with Clover Assistant, and offers a variety of programs aimed at reducing expenditures and preserving or enhancing the quality of care for Non-Insurance Beneficiaries. For additional information related to the Company's Non-Insurance operations, see Note 15 (Non-Insurance) in these financial statements.
For additional information, see Note 1 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Form 10-K").

2. Summary of Significant Accounting Policies
Basis of presentation
The Company's interim unaudited condensed consolidated financial statements have been prepared in conformity with GAAP and include the accounts of the Company and its wholly-owned subsidiaries. In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair presentation of its financial position and its results of operations for the interim periods presented. All material intercompany balances and transactions have been eliminated in consolidating these financial statements. Investments over which we exercise significant influence, but do not control, are accounted for using the applicable accounting treatment based on the nature of the investment. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in the 2022 Form 10-K.
Use of estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that impact the amounts reported in the condensed consolidated financial statements and the accompanying notes.
The area involving the most significant use of estimates is the amount of incurred but not reported claims. Many factors can cause actual outcomes to deviate from these assumptions and estimates, such as changes in economic conditions, changes in government healthcare policy, advances in medical technology, changes in treatment patterns, and changes in average lifespan. Accordingly, the Company cannot determine with precision the ultimate amounts that it will pay for, or the timing of payment of actual claims, or whether the assets supporting the liabilities will grow to the level the Company assumes prior to payment of claims. If the Company's actual experience is different from its assumptions or estimates, the Company's reserves may prove inadequate. As a result, the Company would incur a charge to operations in the period in which it determines such a shortfall exists, which could have a material adverse effect on the Company's business, results of operations, and financial condition. Other areas involving significant estimates include risk adjustment provisions related to Medicare contracts and the valuation of the Company's investment securities, goodwill and other intangible assets, reinsurance, premium deficiency reserve, warrants, embedded derivative related to convertible securities, stock-based compensation, recoveries from third parties for coordination of benefits, ACO REACH Benchmark, specifically cost trend and risk score estimates that can develop over time, and final determination of medical cost adjustment pools.
Reclassifications

Certain amounts in the prior years' Consolidated Balance Sheets and Consolidated Statements of Cash Flows have been reclassified to conform to the current year's presentation, primarily related to Non-Insurance receivable, Other assets, current, and Performance year obligation. In addition amounts in the prior years' Consolidated Statements of Cash Flows have been reclassified to confirm with the current year's presentation related to cash used by Performance year obligation.
Change in Accounting Policy
In the first quarter of 2023, the Company changed the method for determining premium deficiency reserves whereby anticipated net investment income is now included in the determination of premium deficiency reserves. The accounting policy election to include net investment income is preferable because it provides a better representation of the Company’s business model reflecting the fact that all cash flows, including investment income, are used to meet the Company’s obligations. The Company also believes that this change improves comparability with industry peers. This change is considered a change in accounting principle that requires retrospective application to all financial statement periods presented. This change decreased Accumulated deficit by $0.7 million to $1,616 million at January 1, 2022.
The effect of the changes made to the Company's Condensed Consolidated Statements of Comprehensive Income was as follows:

Three Months Ended March 31, 2022	As Reported	Effect of Change	As Adjusted
	(in thousands)
Premium deficiency reserve benefit	$(27,657)	$181	$(27,476)
Total operating expenses	961,679	181	961,860
Loss from operations	(87,300)	(181)	(87,481)
Net loss	$(75,309)	$(181)	$(75,490)

Per share data:
Net loss per share attributable to Class A and B common stockholders - basic and diluted	$(0.16)	$—	$(0.16)
The cumulative effect of the changes made to the Company's Condensed Consolidated Balance Sheets was as follows:

December 31, 2022	As Reported	Effect of Change	As Adjusted
	(in thousands)
Premium deficiency reserve	$16,388	$(9,149)	$7,239
Total current liabilities	440,656	(9,149)	431,507
Total liabilities	460,882	(9,149)	451,733
Accumulated deficit	(1,955,582)	9,149	(1,946,433)
Total stockholders' equity	347,738	9,149	356,887
Total liabilities and stockholders' equity	808,620	—	808,620

December 31, 2021	As Reported	Effect of Change	As Adjusted
	(in thousands)
Premium deficiency reserve	$110,628	$(723)	$109,905
Total current liabilities	372,624	(723)	371,901
Total liabilities	411,487	(723)	410,764
Accumulated deficit	(1,616,738)	723	(1,616,015)
Total stockholders' equity	539,317	723	540,040
Total liabilities and stockholders' equity	950,804	—	950,804

There was no impact on total net cash used in operating activities.

The following table compares the amounts currently reported to amounts that would have been reported where the determination of the premium deficiency reserves excludes anticipated net investment income in the Condensed Consolidated Statements of Comprehensive Income.

Three Months Ended March 31, 2023	As Reported	As computed excluding anticipated net investment income	Effect of Change
	(in thousands)
Premium deficiency reserve benefit	$(1,810)	$(4,097)	$2,287
Total operating expenses	600,381	598,094	2,287
Loss from operations	(72,606)	(70,319)	(2,287)
Net loss	$(72,606)	$(70,319)	$(2,287)

Per share data:
Net loss per share attributable to Class A and B common stockholders - basic and diluted	$(0.15)	$(0.15)	$—

The following table compares the amounts currently reported to amounts that would have been reported where the determination of the premium deficiency reserves excludes anticipated net investment income in the Condensed Consolidated Balance Sheets.

March 31, 2023	As Reported	As computed excluding anticipated net investment income	Effect of Change
	(in thousands)
Premium deficiency reserve	$5,430	$12,292	$(6,862)
Total current liabilities	1,110,374	1,117,236	(6,862)
Total liabilities	1,130,482	1,137,344	(6,862)
Accumulated deficit	(2,019,039)	(2,025,901)	6,862
Total stockholders' equity	323,107	316,245	6,862
Total liabilities and stockholders' equity	1,453,589	1,453,589	—
There was no impact on the Condensed Consolidated Statements of Cash Flows.
Equity method of accounting and variable interest entities
Investments in entities in which the Company does not have control but its ownership falls between 20.0% and 50.0%, or it has the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method of accounting.

The Company continuously assesses its partially-owned entities to determine if these entities are variable interest entities ("VIEs") and, if so, whether the Company is the primary beneficiary and, therefore, required to consolidate the VIE. To make this determination, the Company applies a qualitative approach to determine whether the Company has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses of, or the rights to receive benefits from the VIE that could potentially be significant to that VIE. If the Company has an interest in a VIE but is determined to not be the primary beneficiary, the Company accounts for the interest under the equity method of accounting.
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
Performance guarantees
In April 2021, the Company began participating in the DC Model of the Centers for Medicare & Medicaid Services ("CMS"), which utilizes a structured model intended to reduce expenditures and preserve or enhance quality of care for beneficiaries in Medicare fee-for-service ("FFS"). CMS redesigned the DC Model and renamed the model the ACO Realizing Equity, Access, and Community Health (REACH) Model ("ACO REACH Model") effective January 1, 2023. As a participating entity in the DC Model, referred to as the ACO REACH Model at January 1, 2023, with a global risk arrangement, the Company assumes the responsibility of guaranteeing the performance of its care network. The ACO REACH Model is intended to reduce the administrative burden, support a focus on complex, chronically ill patients, and encourage physician organizations that have not typically participated in Medicare FFS to serve beneficiaries in Medicare FFS. The Company's operations in connection with both the DC Model and ACO REACH Model are included in the Non-Insurance operating segment. See Note 16 (Operating Segments) for additional information.

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

Deferred acquisition costs
Acquisition costs directly related to the successful acquisition of new business, which are primarily made up of commissions costs, are deferred and subsequently amortized. Deferred acquisition costs are recorded within Other assets, current on the Consolidated Balance Sheets and are amortized over the estimated life of the related contracts. The amortization of deferred acquisition costs is recorded within General and administrative expenses within the Consolidated Statements of Operations and Comprehensive Loss. At March 31, 2023 and December 31, 2022, there were no deferred acquisition costs as a result of the acceleration of amortization for deferred acquisition costs due to the recognition of a premium deficiency reserve. For the three months ended March 31, 2023 and 2022, charges related to deferred acquisition costs of $3.9 million, and $11.8 million, respectively, were recognized within General and administrative expenses.
Recent accounting pronouncements
Recently adopted accounting pronouncements

In August 2018, the FASB issued ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, which was subsequently amended by ASU 2019-09, Financial Services—Insurance (Topic 944): Effective Date and ASU 2020-11, Financial Services—Insurance (Topic 944): Effective Date and Early Application. ASU 2020-11 was issued in consideration of the implications of COVID-19 and to provide transition relief and additional time for implementation by deferring the effective date by one year. The amendments in ASU 2018-12 make changes to a variety of areas to simplify or improve the existing recognition, measurement, presentation, and disclosure requirements for long-duration contracts issued by an insurance entity. The amendments require insurers to annually review the assumptions they make about their policyholders and update the liabilities for future policy benefits if the assumptions change. The amendments also simplify the amortization of deferred acquisition costs and add new disclosure requirements about the assumptions used to measure liabilities and the potential impact to future cash flows. The amendments related to the liability for future policy benefits for traditional and limited-payment contracts and deferred acquisition costs are to be applied to contracts in force at the beginning of the earliest period presented, with an option to apply such amendments retrospectively with a cumulative-effect adjustment to the opening balance of retained earnings at the earliest period presented. The amendments for market risk benefits are to be applied retrospectively. ASU 2020-11 is effective for public entities for periods beginning after December 15, 2022. The Company adopted this standard on January 1, 2023. The adoption of ASU 2018-12 and related amendments did not have a material impact on the Company's financial statements.

Accounting pronouncements effective in future periods

None.

3. Investment Securities
The following tables present amortized cost and fair values of investments at March 31, 2023 and December 31, 2022, respectively:

March 31, 2023	Amortized cost	Accumulated unrealized gains	Accumulated unrealized losses	Fair value
	(in thousands)
Investment securities, held-to-maturity
U.S. government and government agencies and authorities	$756	$—	$(90)	$666
Investment securities, available-for-sale
U.S. government and government agencies and authorities	192,016	60	(6,687)	185,389
Corporate debt securities	106,689	95	(499)	106,285
Total held-to-maturity and available-for-sale investment securities	$299,461	$155	$(7,276)	$292,340

December 31, 2022	Amortized cost	Accumulated unrealized gains	Accumulated unrealized losses	Fair value
	(in thousands)
Investment securities, held-to-maturity
U.S. government and government agencies and authorities	$757	$—	$(106)	$651
Investment securities, available-for-sale
U.S. government and government agencies and authorities	237,457	10	(9,000)	228,467
Corporate debt	98,783	38	(422)	98,399
Total held-to-maturity and available-for-sale investment securities	$336,997	$48	$(9,528)	$327,517
The following table presents the amortized cost and fair value of debt securities at March 31, 2023, by contractual maturity:

March 31, 2023	Held-to-maturity		Available-for-sale
	Amortized cost	Fair value	Amortized cost	Fair value
	(in thousands)
Due within one year	$15	$15	$159,062	$156,542
Due after one year through five years	631	553	139,643	135,132
Due after five years through ten years	—	—	—	—
Due after ten years	110	98	—	—
Total	$756	$666	$298,705	$291,674

For the three months ended March 31, 2023 and 2022, respectively, net investment income, which is included within Other income within the Consolidated Statements of Operations and Comprehensive Loss, was derived from the following sources:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cash and cash equivalents	$1,629	$2
Short-term investments	492	71
Investment securities	1,814	237
Investment income, net	$3,935	$310
Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at March 31, 2023, and December 31, 2022, respectively:

March 31, 2023	Less than 12 months		Greater than 12 months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands, except number of positions)
U.S. government and government agencies and authorities	$11,535	$(76)	$155,066	$(6,701)	$166,601	$(6,777)
Corporate debt securities	72,854	(499)	—	—	72,854	(499)
Total	$84,389	$(575)	$155,066	$(6,701)	$239,455	$(7,276)
Number of positions	79		25		104

December 31, 2022	Less than 12 months		Greater than 12 months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands, except number of positions)
U.S. government and government agencies and authorities	$64,261	$(958)	$147,757	$(8,148)	$212,018	$(9,106)
Corporate debt securities	78,292	(422)	—	—	78,292	(422)
Total	$142,553	$(1,380)	$147,757	$(8,148)	$290,310	$(9,528)
Number of positions	92		24		116
The Company did not record any credit allowances for debt securities that were in an unrealized loss position at March 31, 2023 and December 31, 2022.
At March 31, 2023, all securities were investment grade, with credit ratings of BBB+ or higher by S&P Global or as determined by other credit rating agencies within the Company's investment policy. Unrealized losses on investment grade securities are principally related to changes in interest rates or changes in issuer or sector related credit spreads since the securities were acquired. The gross unrealized investment losses at March 31, 2023, were assessed, based on, among other things:
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

Proceeds from sales and maturities of investment securities, inclusive of Short-term investments, and related gross realized gains (losses) which are included within Other income within the Consolidated Statements of Operations and Comprehensive Loss, were as follows for the three months ended March 31, 2023 and 2022, respectively:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Proceeds from sales of investment securities	$15,001	$—
Proceeds from maturities of investment securities	63,324	150,000

Gross realized gains	—	—
Gross realized losses	—	—
Net realized losses	$—	$—
At March 31, 2023 and December 31, 2022, the Company had $14.4 million and $14.3 million, respectively, in deposits with various states and regulatory bodies that are included as part of the Company's investment balances.

4. Fair Value Measurements
The following tables present a summary of fair value measurements for financial instruments at March 31, 2023 and December 31, 2022, respectively:

March 31, 2023	Level 1	Level 2	Level 3	Total fair value
	(in thousands)
U.S. government and government agencies	$—	$185,389	$—	$185,389
Corporate debt securities	—	106,285	—	106,285
Warrants receivable	—	—	900	900
Total assets at fair value	$—	$291,674	$900	$292,574

December 31, 2022	Level 1	Level 2	Level 3	Total fair value
	(in thousands)
U.S. government and government agencies	$—	$228,467	$—	$228,467
Corporate debt securities	—	98,399	—	98,399
Warrants receivable	—	—	900	900
Total assets at fair value	$—	$326,866	$900	$327,766

There were no changes in the balances of Clover's Level 3 financial assets and liabilities during the three months ended March 31, 2022. The changes in balances of Clover's Level 3 financial assets and liabilities during the three months ended March 31, 2023 were as follows:

	Warrants receivable	Total
(in thousands)
Balance, December 31, 2022	$900	$900
Receipts	—	—
Settlements	—	—
Transfers in	—	—
Transfers out	—	—
Total realized losses (gains)	—	—
Balance, March 31, 2023	$900	$900
There were no transfers in or out of Level 3 financial assets or liabilities for the three months ended March 31, 2023 or March 31, 2022.

Private Warrants

At March 31, 2023, the Company had exercisable private warrants which were embedded in several agreements as derivatives. These private warrants were accounted for as assets in accordance with ASC 815-40 and are presented within Other assets, non-current on the Consolidated Balance Sheets. The warrant assets are measured at fair value at inception and on a recurring basis until redeemed, with changes in fair value presented within Change in fair value of warrants within the Consolidated Statements of Operations and Comprehensive Loss. These private warrants were classified within Level 3 due to the subjectivity and use of estimates in the calculation of their fair value. These warrants at initial measurement date, December 31, 2022, were assessed to have a fair value of $0.9 million. At March 31, 2023, these warrants had a fair value of $0.9 million.
5. Healthcare Receivables
Healthcare receivables include pharmaceutical rebates that are accrued as they are earned and estimated based on contracted rebate rates, eligible amounts submitted to the manufacturers by the Company's pharmacy manager, pharmacy utilization volume, and historical collection patterns. Also included within Healthcare receivables are Medicare Part D settlement receivables, member premium receivables, and other CMS receivables. The Company reported $56.9 million and $70.6 million within Healthcare receivables at March 31, 2023, and December 31, 2022, respectively.
6. Related Party Transactions
Related party agreements

The Company has various contracts with IJKG Opco LLC (d/b/a CarePoint Health - Bayonne Medical Center), Hudson Hospital Opco, LLC (d/b/a CarePoint Health - Christ Hospital) and Hoboken University Medical Center Opco LLC (d/b/a CarePoint Health - Hoboken University Medical Center), which collectively do business as the CarePoint Health System ("CarePoint Health"), for the provision of inpatient and hospital-based outpatient services. CarePoint Health was ultimately held and controlled by Vivek Garipalli, the Company's Executive Chairman and a significant stockholder of the Company. In May 2022, Mr. Garipalli and his family completed a donation of their interest in CarePoint Health to a non-profit organization called CarePoint Health Systems, Inc. Following the donation, Mr. Garipalli has remained a Manager of Hudson Hospital Propco, LLC, an affiliate of Hudson Hospital Opco, LLC. Additionally, certain affiliates of Mr. Garipalli are owed certain money from CarePoint Health for prior obligations, and Mr. Garipalli has an indirect interest in Sequoia Healthcare Services, LLC, which provides healthcare services to CarePoint Health. Expenses and fees incurred related to Clover's contracts with CarePoint Health, recorded within Net medical claims incurred, were $3.7 million and $2.6 million, for the three months ended March 31, 2023 and 2022, respectively. Additionally, $1.3 million and $1.6 million were payable to CarePoint Health at March 31, 2023, and December 31, 2022, respectively.
The Company has a contract with Medical Records Exchange, LLC (d/b/a ChartFast) pursuant to which the Company receives administrative services related to medical records via ChartFast's electronic applications and web portal platform. ChartFast is ultimately owned and controlled by Mr. Garipalli. Expenses and fees incurred related to this agreement were less than $0.1 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.

On July 2, 2021, the Company entered into a contract with Thyme Care, Inc. ("Thyme Care"), an oncology benefit management company, through which Thyme Care was engaged to provide concierge cancer coordination services to the Company's Insurance members in New Jersey and develop a provider network to help ensure member access to high-value oncology care. Mr. Garipalli is a member of the board of directors of Thyme Care and holds an equity interest of less than five percent (5%) of that entity. Expenses and fees incurred related to this agreement were $0.5 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively. Additionally, $0.2 million and $0.3 million were payable to Thyme Care at March 31, 2023, and December 31, 2022, respectively.

7. Unpaid Claims
Activity within the liability for Unpaid claims, including claims adjustment expenses, for the three months ended March 31, 2023 and 2022, respectively, is summarized as follows:

Three Months Ended March 31,	2023	2022
	(in thousands)
Gross and net balance, beginning of period (1)	$137,395	$136,137
Incurred related to:
Current year	272,258	272,151
Prior years	804	(7,056)
Total incurred	273,062	265,095
Paid related to:
Current year	167,360	164,034
Prior years	104,581	84,180
Total paid	271,941	248,214
Gross and net balance, end of period (1)(2)	$138,516	$153,018
(1)    Includes amounts due to related parties.
(2)    Differs from the total Unpaid claims amount reported on the Consolidated Balance Sheets due to the fact the figure here excludes unpaid claims for the Company's Non-Insurance operations of $4.1 million and $13.2 million at March 31, 2023 and 2022, respectively.
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
Unpaid Claims for Insurance Operations
Unpaid claims for Insurance operations were $138.5 million at March 31, 2023. During the three months ended March 31, 2023, $104.6 million was paid for incurred claims attributable to insured events of prior years. An unfavorable development of $0.8 million was recognized during the three months ended March 31, 2023, resulting from the Company's actual experience with claims developing differently as compared to the Company's estimates at December 31, 2022. A favorable development of $7.1 million was recognized during the three months ended March 31, 2022, resulting from the Company's actual experience with claims developing differently as compared to the Company's estimates at December 31, 2021. Original estimates are increased or decreased, as additional information becomes known regarding individual claims. The ratio of current year medical claims paid as a percentage of current year Net medical claims incurred was 61.5% for the three months ended March 31, 2023, and 60.3% for the three months ended March 31, 2022. This ratio serves as an indicator of claims processing speed, indicating that claims were processed at a faster rate during the three months ended March 31, 2023, than during the three months ended March 31, 2022.
8. Letter of Credit
On April 19, 2018, the Company entered into a secured letter of credit agreement (the "Letter") required for its subsidiary, Clover HMO of New Jersey Inc., for an aggregate amount of up to $2.5 million. The Letter is with a commercial lender and it renews on an annual basis. The Letter bears interest at a rate of 0.75%. There was an unused balance of $2.5 million at both March 31, 2023, and December 31, 2022.

9. Stockholders' Equity and Convertible Preferred Stock
Stockholders' Equity
The Company was authorized to issue up to 2,500,000,000 and 2,500,000,000 shares of Class A common stock at March 31, 2023 and December 31, 2022, respectively, and up to 500,000,000 shares of Class B common stock at March 31, 2023 and December 31, 2022. At March 31, 2023 and December 31, 2022, there were 394,129,673 and 383,998,718 shares of Class A common stock issued and outstanding, respectively. There were 88,495,493 and 94,394,852 shares of Class B common stock issued and outstanding at March 31, 2023 and December 31, 2022, respectively. Class B common stock has 10 votes per share, and Class A common stock has one vote per share. The Company had 5,006,473 and 2,072,752 shares held in treasury at March 31, 2023 and December 31, 2022, respectively. These amounts represent shares withheld to cover taxes upon vesting of employee stock-based awards.
At March 31, 2023, the Company was authorized to issue 25,000,000 shares of preferred stock having a par value of $0.0001 per share, and the Company's Board has the authority to determine the rights, preferences, privileges, and restrictions, including voting rights, of those shares. At March 31, 2023, there were no shares of preferred stock issued and outstanding.

10. Variable Interest Entity and Equity Method of Accounting

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
The Company determined that it does have a significant influence over Character Biosciences and, therefore, it began accounting for its common stock investment in Character Biosciences using the equity method on February 4, 2022. The Company derecognized all of Character Biosciences' assets and liabilities from its balance sheet and its noncontrolling interest related to Character Biosciences, and recognized the retained common stock and preferred stock equity interests at fair values of $3.7 million and $4.9 million, respectively, which are included in Equity method investment and Other assets, non-current on the Consolidated Balance Sheets, and recognized a gain of $12.4 million for the three months ended March 31, 2022, which is included within Gain on investment on the Consolidated Statements of Operations and Comprehensive Loss.
As the Company applies the equity method to account for its common stock interest in Character Biosciences, the initial value of the investment is adjusted periodically to recognize (i) the proportionate share of the investee's net income or losses after the date of investment, (ii) additional contributions made and dividends or distributions received, and (iii) impairment losses resulting from adjustments to net realizable value. The Company eliminates all intercompany transactions in accounting for equity method investments and records the proportionate share of the investee's net income or loss in equity within gain on investment on the Consolidated Statements of Operations and Comprehensive Loss.
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
In accordance with ASC 323, the Company recognized the proportionate share of Character Bioscience's net losses up to the investment carrying amount, at December 31, 2022, the Company discontinued applying the equity method to account for its common stock interest in Character Biosciences as the Company's net losses exceeded the Company's investment carrying amount. The equity method investment in Character Biosciences was reduced to zero and no further losses were recorded in the Company's consolidated financial statements as the Company did not guarantee obligations of the investee company nor has not committed additional funding. The Company will begin recognizing its share of net income only when it is greater than the cumulative net losses not recognized during the period the equity method was suspended.

On January 23, 2023, Character Biosciences, completed a second private capital transaction in which it raised an additional capital from the issuance of additional shares of its preferred stock. Upon completion of this transaction, the Company's ownership percentage in Character Biosciences decreased to 23.92%.
11. Employee Benefit Plans
Employee Retirement Savings Plan
The Company has a defined contribution retirement savings plan (the "401(k) Plan") covering eligible employees, which includes safe harbor matching contributions based on the amount of employees' contributions to the 401(k) Plan. The Company contributes to the 401(k) Plan annually 100.0% of the first 4.0% compensation that is contributed by the employee up to 4.0% of eligible annual compensation after one year of service. The Company's service contributions to the 401(k) Plan amounted to approximately $0.5 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively, and are included within Salaries and benefits on the Consolidated Statements of Operations and Comprehensive Loss. The Company's cash match is invested pursuant to the participant's contribution direction. Employer contributions are immediately 100.0% vested.

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
The maximum number of shares of the Company's common stock reserved for issuance over the term of the Plans, shares outstanding under the Plans, and shares remaining under the Plans at March 31, 2023 and December 31, 2022, respectively, were as follows:

March 31, 2023	Shares Authorized Under Plans	Shares Outstanding Under Plans	Shares Remaining Under Plans
2014 Plan	54,402,264	35,353,101	N/A
2020 Plan	58,521,709	42,687,562	11,726,676
2020 MIP	33,426,983	26,741,587	—
Inducement Plan	11,000,000	9,449,612	—

December 31, 2022	Shares Authorized Under Plans	Shares Outstanding Under Plans	Shares Remaining Under Plans
2014 Plan	54,402,264	36,378,558	N/A
2020 Plan	31,884,272	29,805,319	242,473
2020 MIP	33,426,983	30,084,285	—
Inducement Plan	11,000,000	11,000,000	—

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
The Company recorded stock-based compensation expense for options, RSUs, and restricted units with performance-based vesting ("PRSUs") granted under the Plans, the Inducement Plan, and discounts offered in connection with the Company's 2020 Employee Stock Purchase Plan ("ESPP") of $38.6 million and $40.6 million during the three months ended March 31, 2023 and 2022, respectively, and such expenses are presented within Salaries and benefits in the accompanying Consolidated Statements of Operations and Comprehensive Loss.
Compensation cost presented within Salaries and benefits within the accompanying Consolidated Statements of Operations and Comprehensive Loss were as follows:

Three Months Ended March 31,	2023	2022
	(in thousands)
Stock options	$1,341	$1,304
RSUs	21,000	16,915
PRSUs	16,195	22,361
ESPP	81	60
Total compensation cost recognized for stock-based compensation plans	$38,617	$40,640
At March 31, 2023, there was approximately $507.5 million of unrecognized stock-based compensation expense related to unvested stock options, RSUs, PRSUs, and the ESPP, estimated to be recognized over a period of 4 years. The Company recognized $16.2 million and $22.4 million in share-based compensation related to PRSUs for the three months ended March 31, 2023 and 2022, respectively. The Company has granted PRSUs to certain executives, which become eligible to vest if prior to the vesting date the average closing price of one share of the Company's common stock for 90 consecutive days equals or exceeds a specified price (the "Market PRSUs"). The expense referenced above is mainly attributable to Market PRSUs that vest based on pre-established milestones including Company performance. These milestones primarily consist of the volume-weighted average stock closing price ranging from $20 to $30 for 90 consecutive days. The grant date fair value of the Market PRSUs is recognized as expense over the vesting period under the accelerated attribution method and is not adjusted in future periods for the success or failure to achieve the specified market condition. At March 31, 2023, the market condition component of these awards has not been met, so the awards have not been earned. This expense represents more than 40% of the total compensation cost recognized for stock-based compensation plans presented within Salaries and benefits within the accompanying Consolidated Statements of Operations and Comprehensive Loss.

Stock Options
There were no stock options granted for the three months ended March 31, 2023 and 2022.
A summary of option activity under the 2020 Plan during the three months ended March 31, 2023, was as follows:

	Number of options	Weighted-average exercise price
Outstanding, January 1, 2023	1,364,822	$8.88
Granted during 2023	—	—
Exercised	—	—
Forfeited	(136,249)	8.88
Outstanding, March 31, 2023	1,228,573	$8.88
A summary of option activity under the 2014 Plan during the three months ended March 31, 2023, was as follows:

	Number of options	Weighted-average exercise price
Outstanding, January 1, 2023	25,631,685	$2.35
Granted during 2023	—	—
Exercised	(1,240)	1.52
Forfeited	(1,024,215)	2.24
Outstanding, March 31, 2023	24,606,230	$2.71
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company's common stock for those stock options that had exercise prices lower than the fair value of the Company's common stock.
At March 31, 2023, outstanding stock options, substantially all of which are expected to vest, had an aggregate intrinsic value of $507.5 million, and a weighted-average remaining contractual term of 4 years. At March 31, 2023, there were 22,138,777 options exercisable under the Plan, with an aggregate intrinsic value of $0.1 million, a weighted-average exercise price of $2.88 per share, and a weighted-average remaining contractual term of 5.96 years. The total value of stock options exercised during the three months ended March 31, 2023 and 2022, was none and $39.8 million, respectively. Cash received from stock option exercises during the three months ended March 31, 2023 and 2022, was none and $6.4 million, respectively.
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

Restricted Stock Units
A summary of total RSU activity is presented below:

	Number of RSUs	Weighted-average grant date fair value per share
Outstanding, January 1, 2022	21,294,841	$14.60
Granted during 2022	14,276,763	2.57
Released	(3,949,754)	15.10
Forfeited	(109,453)	12.07
Outstanding, March 31, 2022	31,512,397	$9.10

Outstanding, January 1, 2023	49,617,199	$6.48
Granted during 2023	16,194,103	0.98
Released	(7,164,077)	9.39
Forfeited	(904,620)	3.18
Outstanding, March 31, 2023	57,742,605	$4.63
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

Three months ended March 31, 2023
Expected volatility (1)	40.7%
Risk-free interest rate (2)	0.5
Dividend yield (3)	—
(1) Expected volatility is based on a blend of peer group company historical data adjusted for the Company's leverage.
(2) Risk-free interest rate based on U.S. Treasury yields with a term equal to the remaining Performance Period at the grant date.
(3) Dividend yield was assumed to be zero as the Company does not anticipate paying dividends.

A summary of PRSU activity is presented below:

	Number of PRSUs	Weighted-average grant date fair value per share
Non-vested, January 1, 2022	27,818,524	$9.58
Granted during 2022	—	—
Vested	(13,264)	8.90
Forfeited	(265,306)	9.11
Non-vested at March 31, 2022	27,539,954	$9.58

Non-vested, January 1, 2023	29,945,235	$8.92
Granted during 2023	—	—
Vested	—	—
Forfeited	—	—
Non-vested at March 31, 2023	29,945,235	$8.92
At March 31, 2023, there was $68.7 million of unrecognized share-based compensation expense related to PRSUs, which is expected to be recognized over a period of 4 years.

2020 Employee Stock Purchase Plan

On January 6, 2021, stockholders approved the ESPP. The ESPP provides a means by which eligible employees and/or eligible service providers of either the Company or designated related companies and affiliates may be given an opportunity to purchase shares of Class A common stock at a 15.0% discount from the fair market value of the common stock as determined on specific dates at specified intervals. Subject to adjustments provided in the ESPP that are discussed below, the maximum number of shares of common stock that may be purchased under the ESPP is 10,512,025 shares, and the maximum number of shares that may be purchased on any single purchase date by any one participant is 5,000 shares. At March 31, 2023, 9,582,217 shares of Class A common stock were available for issuance under the ESPP.

The ESPP includes an evergreen provision that sets the maximum number of shares of Class A common stock that may be issued under the plan, to 2,785,582 shares, plus the number of shares of Class A common stock that are automatically added on the first day of each fiscal year beginning with the 2022 fiscal year and ending on (and including) the first day of the 2030 fiscal year, in an amount equal to the lesser of (i) one percent (1%) of the total number of shares of Class A common stock outstanding on the last day of the calendar month prior to the date of such automatic increase, and (ii) such number of shares of Class A common stock as determined by the Board; provided that the maximum number of shares of Class A common stock reserved under the ESPP shall not exceed 10.0% of the total outstanding capital stock of the Company (inclusive of the shares reserved under the ESPP) at January 7, 2021, on an as-converted basis.

The initial offering period for the ESPP was five months, which commenced on September 1, 2021, and ended on January 31, 2022. The second offering period began on March 14, 2022, and ended November 22, 2022, and the third offering period began on November 23, 2022, and will end on May 21, 2023.

At March 31, 2023, 569,808 shares of the Company's Class A common stock have been purchased or distributed pursuant to the ESPP.

The assumptions that the Company used in the Black-Scholes option-pricing model to determine the fair value of the purchase rights under the ESPP for the three months ended March 31, 2023, are as follows:

Three months ended March 31, 2023
Weighted-average risk-free interest rate	4.7%
Expected term (in years)	0.49
Expected volatility	78.4%

12. Income Taxes
The consolidated effective tax rate of the Company for the three months ended March 31, 2023 and 2022, was 0.0%. The Company continues to be in a net operating loss and net deferred tax asset position. As a result, and in accordance with accounting standards, the Company recorded a valuation allowance to reduce the value of the net deferred tax assets to zero. The Company believes that at March 31, 2023, it had no material uncertain tax positions. Interest and penalties related to unrecognized tax expense (benefits) are recognized in income tax expense, when applicable.
There were no material liabilities for interest and penalties accrued at March 31, 2023 and December 31, 2022.
13. Net Loss per Share
Net Loss per Share
Basic and diluted net loss per share attributable to Class A common stockholders and Class B common stockholders (collectively, "Common Stockholders") for the years indicated was calculated as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands, except per share and share amounts)
Net loss	$(72,606)	$(75,490)
Net loss attributable to Common Stockholders	(72,606)	(75,490)
Basic and diluted weighted average number of common shares and common share equivalents outstanding	478,805,067	473,028,651
Net loss per share attributable to Common Stockholders—basic and diluted	$(0.15)	$(0.16)

Because the Company had a Net loss during the three months ended March 31, 2023 and 2022, the Company's potentially dilutive securities, which include stock options, RSUs, PRSUs, preferred stock, and warrants to purchase shares of common stock and preferred stock, have been excluded from the computation of diluted net loss per share, as the effect would be anti-dilutive. Therefore, during these periods, the diluted common shares outstanding equals the average common shares outstanding. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to Common Stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2023	2022
Options to purchase common stock	25,834,803	32,410,176
RSUs	57,742,605	31,512,397
PRSUs	29,945,235	27,539,954
Total anti-dilutive shares excluded from computation of net loss per share	113,522,643	91,462,527
14. Commitments and Contingencies
Legal Actions
Various lawsuits against the Company may arise in the ordinary course of the Company's business. Contingent liabilities arising from ordinary course litigation, income taxes and other matters are not expected to be material in relation to the financial position of the Company. At March 31, 2023, and December 31, 2022, respectively, there were no material known contingent liabilities arising outside the normal course of business other than as set forth below.

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

On April 21, 2023, the parties to the securities class action entered into a memorandum of understanding providing for the settlement of the class action. Subject to negotiation of definitive documentation and final court approval, the class will receive $22 million dollars (less an award of fees and expenses to the plaintiffs’ counsel, as determined by the court), the defendants (including the Company) will receive customary releases, and the litigation will be concluded. The Company will use insurance proceeds totaling $19.5 million that have been advanced or have been committed to be advanced by the Company’s insurers to fund the settlement. The Company expects to pay $2.5 million of out-of-pocket costs to fund the settlement. As of March 31, 2023 and December 31, 2022 the Company has recorded reserves of $2,500,000 and $500,000, respectively. The Company previously filed a lawsuit in Delaware state court against certain of its insurers for full payment of its liabilities related to this securities litigation. The Company intends to continue to pursue that litigation against the insurance carrier defendants to seek to recover additional funds, and it intends to oppose any efforts by the carrier defendants to recoup any insurance proceeds that they have advanced or committed to advance to date. See “Note 18—Subsequent Events.”

Shareholder derivative actions parallel to the securities class action have also been filed, naming Clover as a nominal defendant. The first action was filed in the United States District Court for the District of Delaware and is captioned Furman v. Garipalli, et al., Case No. 1:21-cv-00191 (D. Del.). The complaint asserts violations of sections 10(b) and 21D of the Exchange Act, breach of fiduciary duty, and waste of corporate assets against certain of the Company's directors. It seeks unspecified damages and an order requiring Clover to take certain actions to enhance Clover's corporate governance policies, and procedures. The second and third actions were filed in the United States District Court for the Middle District of Tennessee and are captioned Sun v. Garipalli, et al., Case No. 3:21-cv-00311 (M.D. Tenn.), and Luthra v. Garipalli, et al., Case No. 3:21-cv-00320 (M.D. Tenn.). The complaints assert violations of section 14(a) of the Exchange Act, breach of fiduciary duty, and aiding and abetting a breach of fiduciary duty. The Sun action also asserts unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and contribution under section 11(f) of the Securities Act, and sections 10(b) and 21D of the Exchange Act. The complaints name certain current and former officers and directors as defendants. They seek unspecified damages and an order requiring Clover to take certain actions to enhance Clover's corporate governance policies and procedures.

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

All of these derivative actions remain in the preliminary stages. Given the inherent uncertainty of litigation and the legal standards that must be met, including class certification and success on the merits, the Company has determined that it is not probable or estimable that an unfavorable outcome or potential loss will occur. Clover intends to vigorously defend itself against the claims asserted against it.
Guaranty Assessments
Under state guaranty assessment laws, including those related to state cooperative failures in the industry, the Company may be assessed, up to prescribed limits, for certain obligations to the policyholders and claimants of insolvent insurance companies that write the same line or lines of business as the Company.

15. Non-Insurance

In April 2021, the Company began participating in the DC Model of the Centers for Medicare & Medicaid Services ("CMS"), which utilizes a structured model intended to reduce expenditures and preserve or enhance quality of care for beneficiaries in Medicare fee-for-service ("FFS"). CMS redesigned the DC Model and renamed the model the ACO Realizing Equity, Access, and Community Health (REACH) Model ("ACO REACH Model") effective January 1, 2023. As a participating entity in the DC Model, referred to as the ACO REACH Model at January 1, 2023, with a global risk arrangement, the Company assumes the responsibility of guaranteeing the performance of its care network. The ACO REACH Model is intended to reduce the administrative burden, support a focus on complex, chronically ill patients, and encourage physician organizations that have not typically participated in Medicare FFS to serve beneficiaries in Medicare FFS. The Company's operations in connection with both the DC Model and ACO REACH Model are included in the Non-Insurance operating segment. See Note 16 (Operating Segments) for additional information.

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

For additional information, see Note 2 (Summary of Significant Accounting Policies) and Note 22 (Non-Insurance) in the 2022 Form 10-K.
The tables below include the financial statement impacts of the performance guarantee:

	March 31, 2023	December 31, 2022
	(in thousands)
Non-Insurance performance year receivable	$552,620	$—
Non-Insurance performance year obligation (1)	613,057	73,844
(1) This obligation represents the consideration due to providers, net of the shared savings or loss for the period and amortization of the liability.

	Three months ended March 31, 2023	Three months ended March 31, 2022
	(in thousands)
Amortization of the Non-Insurance performance year receivable	$(184,207)	$(586,715)
Amortization of the Non-Insurance performance year obligation	184,207	586,715

Non-Insurance revenue	205,783	594,898

16. Operating Segments

The Company manages its operations based on two reportable operating segments: Insurance and Non-Insurance. Through the Insurance segment, the Company provides PPO and HMO plans to Medicare Advantage members in several states. The Company's Non-Insurance segment consists of its operations in connection with its participation in CMS' Direct Contracting and ACO REACH programs. All other clinical services and all corporate overhead not included in the Insurance or Non-Insurance segments are included within Corporate/Other. These segment groupings are consistent with information used by the Chief Executive Officer, the Company's CODM, to assess performance and allocate resources.

The operations of the Company are organized into the following two segments:

•Insurance Segment includes operations related to the Company's MA plans, which generally provide access to a wide network of primary care providers, specialists, and hospitals.

•Non-Insurance Segment includes the Company's operations relating to CMS' ACO REACH model and DC Model, which provides options aimed at reducing expenditures and preserving or enhancing quality of care for beneficiaries.

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

The table below summarizes the Company's results by operating segment:

	Insurance	Non-Insurance	Corporate/Other	Eliminations	Consolidated Total
Three months ended March 31, 2023	(in thousands)
Premiums earned, net (net of ceded premiums of $122)	$317,086	$—	$—	$—	$317,086
Non-Insurance revenue	—	205,783	—	—	205,783
Other income	1,839	428	17,310	(14,671)	4,906
Intersegment revenues	—	—	23,231	(23,231)	—
Net medical claims incurred	274,504	197,701	3,448	(3,163)	472,490
Gross profit (loss)	$44,421	$8,510	$37,093	$(34,739)	$55,285

Total assets	$467,392	$716,104	$936,903	$(666,810)	$1,453,589

	Insurance	Non-Insurance	Corporate/Other	Eliminations	Consolidated Total
Three months ended March 31, 2022	(in thousands)
Premiums earned, net (net of ceded premiums of $119)	$278,169	$—	$—	$—	$278,169
Non-Insurance revenue	—	594,898	—	—	594,898
Other income	271	—	27,399	(26,358)	1,312
Intersegment revenues	—	—	19,136	(19,136)	—
Net medical claims incurred	268,126	593,999	2,628	(3,031)	861,722
Gross profit (loss)	$10,314	$899	$43,907	$(42,463)	$12,657

Total assets	$406,167	$1,859,741	$1,113,735	$(699,749)	$2,679,894
A reconciliation of the reportable segments' gross profit to the Net loss included in the Consolidated Statements of Operations and Comprehensive Loss is as follows:

Three months ended March 31,	2023	2022
	(in thousands)
Gross profit	$55,285	$12,657

Salaries and benefits	70,207	69,091
General and administrative expenses	59,215	57,697
Premium deficiency reserve benefit	(1,810)	(27,476)
Depreciation and amortization	279	826
Interest expense	—	403
Gain on investment	—	(12,394)
Net loss	$(72,606)	$(75,490)

17. Dividend Restrictions
The Company's regulated insurance subsidiaries are subject to regulations and standards in their respective jurisdictions. These standards, among other things, require these subsidiaries to maintain specified levels of statutory capital and limit the timing and amount of dividends and other distributions that may be paid to their parent companies. Therefore, the Company's regulated insurance subsidiaries' ability to declare and pay dividends is limited by state regulations including obtaining prior approval by the New Jersey Department of Banking and Insurance. At March 31, 2023 and December 31, 2022, neither of the regulated insurance subsidiaries had been authorized nor paid any dividends.

18. Subsequent Events
Certain Business Transformation Initiatives
On April 17, 2023, Clover announced it would implement certain business transformation initiatives, including an agreement to move its core plan operations to UST HealthProof’s (“UST HealthProof’) integrated technology platform and additional corporate restructuring actions. The agreement with UST HealthProof includes the transition of certain of the Company’s plan operation functions in support of its Medicare Advantage members pursuant to a master services agreement (the “Master Services Agreement”).

On April 16, 2023, the Company entered into the Master Services Agreement, effective as of April 14, 2023, pursuant to which UST HealthProof will perform certain of the Company’s plan operation functions in support of its Medicare Advantage members, including claims, enrollment, contact center, medical management, payment integrity, revenue integrity, print, fulfillment, and related configuration and certain IT functions (the “Services”). The initial term of the services UST HealthProof will provide under the Master Services Agreement continues through December 31, 2028, and is then renewable at the option of the Company for two successive one-year terms unless earlier terminated by either party in accordance with the terms of the Master Services Agreement. The Company will pay UST HealthProof for the Services primarily through a fixed monthly charge per member. The Company may also engage UST HealthProof on a time and materials basis to perform discretionary enhancements and other ancillary project work. The Master Services Agreement is non-exclusive and the Company is entitled to remove any of the Services from UST HealthProof, subject to payment of certain minimum charges.

In addition to its arrangement with UST HealthProof, the Company also announced a recently conducted reduction in force to better align its SG&A cost structure with its revenue base. This restructuring resulted in the elimination of approximately 10% of the Company’s workforce.

Notice of Potential Nasdaq Delisting

On April 20, 2023, Clover received a written notice (the “Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the last 30 consecutive business days, the bid price for the Company’s Class A common stock (the “Common Stock”) had closed below the $1.00 per share minimum bid price requirement for continued inclusion on The Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”). The Notice has no immediate effect on the listing of the Common Stock, which continues to trade on The Nasdaq Global Select Market under the symbol “CLOV”.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has a period of 180 calendar days, or until October 17, 2023, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of the Company’s Common Stock must be at least $1.00 per share for a minimum of 10 consecutive business days as required under Nasdaq Listing Rule 5810(c)(3)(A) (unless the Nasdaq staff exercises its discretion to extend this 10-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H)) during the 180-day period prior to October 17, 2023.

If the Company does not regain compliance by October 17, 2023, the Company may be eligible for an additional 180-calendar day compliance period if it elects (and meets the listing standards) to transfer to The Nasdaq Capital Market to take advantage of the additional compliance period offered on that market. To qualify, the Company would be required, among other things, to meet the continued listing requirement for market value of publicly held shares as well as all other standards for initial listing on The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of its intention to cure the bid price deficiency during the second compliance period. If the Company fails to regain compliance during the compliance period (including a second compliance period provided by a transfer to The Nasdaq Capital Market, if applicable), then Nasdaq will notify the Company of its determination to delist its Common Stock, at which point the Company may appeal Nasdaq’s delisting determination to a Nasdaq hearing panel.
Agreement to Settle Securities Class Action Litigation
On April 24, 2023, the Company announced that, on April 21, 2023, it entered into a memorandum of understanding providing for the settlement of the securities class action captioned Bond v. Clover Health Investments, Corp. et al., Case No. 3:21-CV-00096 (M.D. Tenn.) (the “securities class action”), which was filed in February 2021. The proposed settlement contains no admission of liability or wrongdoing by any of the defendants, including the Company, and is subject to definitive documentation and final court approval.

Subject to negotiation of definitive documentation and final court approval, the class will receive $22 million dollars (less an award of fees and expenses to the plaintiffs’ counsel, as determined by the court), the defendants (including the Company) will receive customary releases, and the litigation will be concluded. The Company will use insurance proceeds totaling $19.5 million that have been advanced or have been committed to be advanced by the Company’s insurers to fund the settlement. The Company expects to pay $2.5 million of out-of-pocket costs to fund the settlement. As of March 31, 2023 and December 31, 2022 the Company has recorded reserves of $2,500,000 and $500,000, respectively.
The Company previously filed a lawsuit in Delaware state court against certain of its insurers for full payment of its liabilities related to this securities class action, as well as certain liabilities relating to other matters. The Company intends to continue to pursue that litigation against the insurance carrier defendants to seek to recover additional funds, and it intends to oppose any efforts by the carrier defendants to recoup any insurance proceeds that they have advanced or committed to advance to date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2023, contained in this Quarterly Report on Form 10-Q (the "Form 10-Q") and the consolidated financial statements and notes thereto for the year ended December 31, 2022, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the "SEC") on March 1, 2023 (the "2022 Form 10-K"). This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of the 2022 Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. See "Cautionary Note Regarding Forward-Looking Statements" for additional information. Unless the context otherwise requires, references in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" to "we," "us," "our," "Clover," "Clover Health," and the "Company" mean the business and operations of Clover Health Investments, Corp. and its consolidated subsidiaries.
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

We operate Preferred Provider Organization ("PPO") and Health Maintenance Organization ("HMO") Medicare Advantage ("MA") plans for Medicare-eligible consumers. We aim to provide high-quality, affordable healthcare for all Medicare beneficiaries. We offer most members in our MA plans (the "members") among the lowest average out-of-pocket costs for primary care provider and specialist co-pays, drug deductibles and drug costs in their markets. We strongly believe in providing our members provider choice, and we consider our PPO plan to be our flagship insurance product. An important feature of our MA product is wide network access. We believe the use of Clover Assistant and related data insights allows us to improve clinical decision-making through a highly scalable platform. At March 31, 2023, we operated our MA plans in eight states and 220 counties, with 83,794 members.
On April 1, 2021, our subsidiary, Clover Health Partners, LLC ("Health Partners"), began participating as a Direct Contracting Entity ("DCE") in the Global and Professional Direct Contracting Model ("DC Model") of the Centers for Medicare and Medicaid Services ("CMS"), which transitioned to the Accountable Care Organization Realizing Equity, Access, and Community Health Model ("ACO REACH Model" or "ACO REACH") in January 2023. Our DCE assumes full risk (i.e., 100.0% shared savings and shared losses) for the total cost of care of aligned Original Medicare beneficiaries (the "Non-Insurance Beneficiaries" and, collectively with the members, "Lives under Clover Management" or the "beneficiaries"). Through our Direct Contracting operations, we focus on leveraging Clover Assistant to enhance healthcare delivery, reduce expenditures, and improve care for our Non-Insurance Beneficiaries. At the beginning of January 2023, we had approximately 605 contracted participant providers who manage primary care for our Non-Insurance Beneficiaries in 13 states. Additionally, at the beginning of January 2023, we had approximately 1,540 preferred providers and preferred facilities in our ACO REACH network. At March 31, 2023, we had approximately 615 contracted participant providers who manage primary care for our Non-Insurance Beneficiaries in 13 states. Additionally, at March 31, 2023, we had approximately 1,400 preferred providers and preferred facilities in our ACO REACH network. In connection with the 2023 performance year, we strategically reduced the number of ACO REACH participating physicians, which resulted in a shift in our beneficiary alignment. Our participation in the DC Model has enabled us to move beyond the MA market and target the Medicare fee-for-service ("FFS") market, which is the largest segment of Medicare. We believe that expanding into the FFS market is not only a strategic milestone for Clover but also demonstrates the scalability of Clover Assistant. Furthermore, we believe that offering providers multiple options within CMS' "Pathways to Success" will enable us to be accessible to more practices. Beyond ACO REACH, exploring other additional plans such as MSSP-A ("Medicare Shared Savings Program BASIC level A") and Medicare Shared Savings Plan ENHANCED ("MSSP Enhanced"), would diversify our portfolio, allow for potential growth in lives under management, and provide an opportunity for better balancing the overall risk profile of the business.

At March 31, 2023, we were partnering with providers to care for 137,410 Lives under Clover Management, which included 83,794 Insurance members and 53,616 aligned Non-Insurance beneficiaries.

Recent Developments
Geographic Expansion
On July 14, 2022, we announced plans to make our MA plans available in 13 new counties beginning in 2023. This expansion makes our MA plans available in a total of 220 counties across eight states.
Impact of COVID-19
The Coronavirus Disease 2019 ("COVID-19") pandemic and its variants continues to evolve, and the impact on our business, results of operations, financial condition, and cash flows stabilized during the year ended December 31, 2022. We are continuing to monitor the ongoing impact of COVID-19 on our business and operations and are making adjustments accordingly. A large portion of our membership is elderly and generally in the high-risk category for COVID-19, and we have worked closely with our network of providers to ensure that members are receiving necessary care. During the years ended December 31, 2022 and 2021, we incurred elevated costs as compared to prior to the outbreak of the pandemic in 2020 to diagnose and care for those members who had contracted the virus. Indirect costs attributable to the COVID-19 pandemic were elevated as well, as deferral of services and increased costs related to conditions that were exacerbated by a lack of diagnosis and treatment in the earlier periods of the pandemic contributed to increased utilization.
Reduction in Force
The Company announced a recently conducted reduction in force to better align its SG&A cost structure with its revenue base. This restructuring resulted in the elimination of approximately 10% of the Company’s workforce.
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

Three Months Ended March 31,	2023		2022
	Total	PMPM (1)	Total	PMPM (1)
	(Premium and expense amounts in thousands, except PMPM amounts)
Insurance members at period end (#)	83,794	N/A	85,026	N/A
Premiums earned, gross	$317,208	$1,259	$278,288	$1,094
Premiums earned, net	317,086	1,258	278,169	1,094
Insurance medical claim expense incurred, gross	274,557	1,090	268,214	1,055
Insurance net medical claims incurred	274,504	1,089	268,126	1,054
Medical care ratio, gross (2)	86.6%	N/A	96.4%	N/A
Medical care ratio, net	86.6	N/A	96.4	N/A
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

Three months ended March 31, 2023	2023		2022
	Total	PBPM (1)	Total	PBPM (1)
	(Revenue and claims amounts in thousands, except PBPM amounts)
Non-Insurance Beneficiaries at period end	53,616	N/A	172,416	N/A
Non-Insurance revenue	$205,783	$1,268	$594,898	$1,140
Non-Insurance net medical claims incurred	197,701	1,219	593,999	1,138
Non-Insurance MCR (2)	96.1%	N/A	99.8%	N/A
(1) Calculated per beneficiary per month ("PBPM") figures are based on the applicable amount divided by beneficiary months in the given period. Beneficiary months represents the number of months beneficiaries are aligned to our DCE model and ACO REACH model in the period.
(2) Defined as Non-Insurance net medical claims incurred divided by Non-Insurance revenues.
Non-Insurance Beneficiaries.
A Non-Insurance Beneficiary is defined as an eligible Original Medicare covered life that has been aligned to our DCE and ACO REACH, Health Partners, via attribution to a DCE-participant and ACO REACH-participant provider through alignment based on claims data or by beneficiary election through voluntary alignment. A beneficiary alignment is effective at the first of the month, for the full calendar month, regardless of whether eligibility is lost during the course of the month.
Non-Insurance revenue.
Non-Insurance revenue represents CMS' total expense incurred for medical services provided on behalf of Non-Insurance Beneficiaries during months in which they were alignment eligible during the performance year. Non-Insurance revenue is the sum of the capitation payments made to us for services within the scope of our capitation arrangement and FFS payments made to providers directly from CMS. Non-Insurance revenue is also known in the DC model and ACO REACH model as performance year expenditures and is the primary component used to calculate shared savings or shared loss versus the performance year benchmark. Non-Insurance revenue includes a direct reduction or increase of shared savings or loss, as applicable. Premiums and recoupments incurred in direct relation to the DC model and ACO REACH model are recognized as a reduction or increase in Non-Insurance revenue, as applicable. We believe Non-Insurance revenue provides useful insight into the gross economic benefit generated by our business operations and allows us to evaluate our performance without regard to changes in our underlying reinsurance structure.

Non-Insurance net medical claims incurred.
Non-Insurance net medical claims incurred consist of the total incurred expense that CMS and we will remit for medical services provided on behalf of Non-Insurance Beneficiaries during the months in which they are alignment eligible and aligned to the DCE and ACO REACH. Additionally, Non-Insurance net medical claims incurred are inclusive of fees paid to providers for Clover Assistant usage, care coordination, and any shared savings or shared loss agreements with providers.
Non-Insurance MCR.
We calculate our MCR by dividing Non-Insurance net medical claims incurred by Non-Insurance revenue in a given period. We believe our MCR is an indicator of our gross profitability and the ability to capture and analyze data over time to generate actionable insights for returning beneficiaries to improve care and reduce medical expenses.
Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022
The following table summarizes our consolidated results of operations for the three months ended March 31, 2023 and 2022. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended March 31,		Change between 2023 and 2022
	2023	2022	($)	(%)
	(in thousands)
Revenues
Premiums earned, net (Net of ceded premiums of $122 and $119 for the three months ended March 31, 2023 and 2022, respectively)	$317,086	$278,169	$38,917	14.0%
Non-Insurance revenue	205,783	594,898	(389,115)	(65.4)
Other income	4,906	1,312	3,594	273.9
Total revenues	527,775	874,379	(346,604)	(39.6)
Operating expenses
Net medical claims incurred	472,490	861,722	(389,232)	(45.2)
Salaries and benefits	70,207	69,091	1,116	1.6
General and administrative expenses	59,215	57,697	1,518	2.6
Premium deficiency reserve benefit	(1,810)	(27,476)	25,666	(93.4)
Depreciation and amortization	279	826	(547)	(66.2)
Total operating expenses	600,381	961,860	(361,479)	(37.6)
Loss from operations	(72,606)	(87,481)	14,875	(17.0)

Interest expense	—	403	(403)	*
Gain on investment	—	(12,394)	12,394	*
Net loss	$(72,606)	$(75,490)	$2,884	(3.8)%
*    Not presented because the current or prior period amount is zero or the amount for the line item changed from a gain to a loss (or vice versa) and thus yields a result that is not meaningful.
Premiums earned, net
Premiums earned, net increased $38.9 million, or 14.0%, to $317.1 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was primarily due to the increased CMS premiums as a result of the 3.0 to 3.5 star rating effective January 1, 2023 and an increase in our risk adjustment revenue driving favorability as a result of the Company focusing on member retention.

Non-Insurance revenue
Non-Insurance revenue decreased $389.1 million, or 65.4%, to $205.8 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The decrease was primarily driven by a decrease in the number of our aligned Non-Insurance Beneficiaries from 172,416 at March 31, 2022, to 53,616 at March 31, 2023 primarily driven by the strategic reduction in Non-insurance Beneficiaries which occurred during the 2023 performance year.

Other income
Other income increased $3.6 million, or 273.9%, to $4.9 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was primarily attributable to an increase from investment income partially impacted by a more favorable interest rate environment as compared to the prior period.

Net medical claims incurred
Total Net medical claims incurred for both Insurance and Non-Insurance decreased $389.2 million, or 45.2%, to $472.5 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The decrease was primarily driven by a decrease in net medical claims related to to our strategic reduction in Non-Insurance Beneficiaries from $594.0 million for the three months ended March 31, 2022, to $197.7 million for the three months ended March 31, 2023. This, was driven by a decrease in the number of our aligned Non-Insurance Beneficiaries from 172,416 at March 31, 2022, to 53,616 at March 31, 2023.

Salaries and benefits
Salaries and benefits increased $1.1 million, or 1.6%, to $70.2 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. This impact was consistent for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.
General and administrative expenses
General and administrative expenses increased $1.5 million, or 2.6%, to $59.2 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was primarily driven by an increase in expenses related to our new LiveHealthy rewards program; this increase was partially offset by a decrease in professional fees and broker commissions expenses for the three months ended March 31, 2023, compared to the three months ended March 31, 2022.
Premium deficiency reserve benefit
An approximately $1.8 million premium deficiency reserve benefit was recorded for the three months ended March 31, 2023, which was primarily driven by amortization associated with the 2022 recorded reserve. In addition, we recorded an additional benefit of $9.1 million as a result of our change in accounting policy, which allows us to include anticipated net investment income in our premium deficiency reserve calculation, for more information please see Note 2 (Summary of Significant Accounting Policies). A $27.5 million premium deficiency reserve expense was recorded for the three months ended March 31, 2022, associated with amortization of the reserve that was deemed necessary as of the end of fiscal year 2021 for fiscal year 2022.
Gain on investment
In February 2022, Character Biosciences completed a private capital transaction in which it raised $17.9 million from the issuance of 16,210,602 shares of its preferred stock. After evaluating our ownership interest in Character Biosciences, we began applying the equity method of accounting during the three months ended March 31, 2022, and recorded a gain on investment of $12.4 million, which is attributable to our proportionate share of the gain on equity of that entity during that period. Prior to the first quarter of 2022, this entity was consolidated on our financial statements, and therefore we did not recognize a loss or gain on investment. In accordance with ASC 323, for the year ended December 31, 2022, we recognized the proportionate share of Character Bioscience's net losses up to the investment carrying amount. At December 31, 2022, we discontinued applying the equity method to account for our common stock interest in Character Biosciences as our net losses exceeded the investment carrying amount. The equity method investment in Character Biosciences was reduced to zero and no further losses were recorded in our consolidated financial statements as we did not guarantee obligations of the investee company or commit additional funding.
Liquidity and Capital Resources

We manage our liquidity and financial position in the context of our overall business strategy. We continually forecast and manage our cash, investments, working capital balances, and capital structure to meet the short-term and long-term obligations of our businesses while seeking to maintain liquidity and financial flexibility.

Historically, we have financed our operations primarily from the proceeds we received through public and private sales of equity securities, funds received in connection with the business combination which occurred early in 2021, issuances of convertible notes, premiums earned under our MA plans, and with our Non-Insurance revenue. We expect that our cash, cash equivalents, restricted cash, short-term investments, and our current projections of cash flows, taken together, will be sufficient to meet our projected operating and regulatory requirements for the next 12 months based on our current plans. Our future capital requirements will depend on many factors, including our needs to support our business growth, to respond to business opportunities, challenges or unforeseen circumstances, or for other reasons. We may be required to seek additional equity or debt financing to provide the capital required to maintain or expand our operations. Any future equity financing may be dilutive to our existing investors, and any future debt financing may include debt service requirements and financial and other restrictive covenants that may constrain our operations and growth strategies. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.

Consolidated Entities

At March 31, 2023, total restricted and unrestricted cash, cash equivalents, and investments were $635.2 million. At December 31, 2022, we had cash, cash equivalents, restricted cash, and investments of $555.3 million. Additionally, at March 31, 2023, we had $292.4 million of available-for-sale and held-to-maturity investment securities. Our cash equivalents and investment securities consist primarily of money market funds, U.S. government debt securities, and corporate debt securities.

Unregulated Entities

At March 31, 2023, total restricted and unrestricted cash, cash equivalents, and investments for the parent company, Clover Health Investments, Corp., and unregulated subsidiaries were $331.1 million. We operate as a holding company in a highly regulated industry. As such, we may receive dividends and administrative expense reimbursements from our subsidiaries, two of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated insurance subsidiaries. Cash, cash equivalents, and short-term investments at the parent company, Clover Health Investments, Corp., were $76.7 million and $101.4 million at March 31, 2023 and December 31, 2022, respectively. This decrease at the parent company primarily reflects operating expenses and capital contributions made to our regulated insurance subsidiaries. Additionally, the parent company held $122.7 million and $136.5 million of available-for-sale and held-to-maturity investment securities at March 31, 2023 and December 31, 2022. Our unregulated subsidiaries held $131.7 million and $93.7 million of cash, cash equivalents, restricted cash, and short-term investments at March 31, 2023 and December 31, 2022, respectively. Our unregulated subsidiaries held no available-for-sale and held-to-maturity securities at either March 31, 2023 or December 31, 2022.

Regulated Entities

At March 31, 2023 total cash, cash equivalents, restricted cash, and investments for our regulated subsidiaries were $304.1 million. Additionally, our regulated insurance subsidiaries held $169.8 million and $191.1 million of available-for-sale and held-to-maturity investment securities at March 31, 2023 and December 31, 2022, respectively. Our use of operating cash derived from our unregulated subsidiaries is generally not restricted by departments of insurance (or comparable state regulatory agencies). Our regulated insurance subsidiaries have not paid dividends to the parent, and applicable insurance laws restrict the ability of our regulated insurance subsidiary to declare and pay dividends to the parent. Insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amounts calculated under any applicable formula would be permitted. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our regulated insurance subsidiary may in the future adopt statutory provisions more restrictive than those currently in effect.
For a detailed discussion of our regulatory requirements, including aggregate statutory capital and surplus as well as dividends paid from the subsidiaries to the parent, please refer to Notes 24, 25, and 26 in our 2022 Form 10-K.
Cash Flows
The following table summarizes our consolidated cash flows for the three months ended March 31, 2023 and 2022.

Three Months Ended March 31,	2023	2022
	(in thousands)
Cash Flows Data:
Net cash provided by (used in) operating activities	$79,032	$(57,042)
Net cash provided by investing activities	10,181	36,513
Net cash used in financing activities	(2,134)	(5,608)
Increase (decrease) in cash, cash equivalents, and restricted cash	$87,079	$(26,137)

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
For the three months ended March 31, 2023, Net cash provided by operating activities was $79.0 million, which reflects a Net loss of $72.6 million. Non-cash activities included a $38.6 million charge to Stock-based compensation expense, approximately $1.8 million of amortization of the 2023 Premium deficiency reserve. A prepayment of $107.6 million was received during the period from CMS for April 2023. Payments due to CMS related to our Non-Insurance operations increased by $12.8 million.
For the three months ended March 31, 2022, Net cash used in operating activities was $57.0 million, which reflects a Net loss of $75.5 million. Non-cash activities included a $40.6 million charge to Stock-based compensation expense, $27.5 million amortization of the 2022 Premium deficiency reserve, and a $12.4 million Gain on investment related to the change in the equity structure of Clover Therapeutics. Payments due to CMS related to our Non-Insurance operations increased by $43.2 million. Change in our working capital included an increase in Unpaid claims of $25.3 million.
Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2023, of $10.2 million was primarily due to $78.3 million provided from the sale and maturity of investment securities. This was offset by $67.9 million used to purchase investments.
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
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2023 of $2.1 million was primarily the result of the acquisition of $3.0 million in Treasury stock.
Net cash provided by financing activities for the three months ended March 31, 2022 of $5.6 million was primarily the result of the acquisition of $5.9 million in Treasury stock.
Financing Arrangements
There have been no material changes to our financing arrangements at March 31, 2023, as compared to those disclosed in our 2022 Form 10-K.
Contractual Obligations and Commitments
We believe that funds from projected future operating cash flows, cash, cash equivalents, and investments will be sufficient for future operations and commitments, and for capital acquisitions and other strategic transactions, over at least the next 12 months.

Material cash requirements from known contractual obligations and commitments at March 31, 2023 include: (1) the recognition of a performance guarantee of $613.1 million in connection with the Company's participation in the ACO REACH model and (2) operating lease obligations of $5.8 million. These commitments are associated with contracts that were enforceable and legally binding at March 31, 2023, and that specified all significant terms, including fixed or minimum serves to be used, fixed, minimum, or variable price provisions, and the approximate timing of the actions under the contracts. There were no other material cash requirements from known contractual obligations and commitments at March 31, 2023. For additional information regarding our remaining estimated contractual obligations and commitments, see Note 12 (Notes and Securities Payable), Note 15 (Leases), Note 21 (Commitments and Contingencies), and Note 22 (Non-Insurance) to the consolidated financial statements included in the 2022 Form 10-K.

Indemnification Agreements
In the ordinary course of business, we enter into agreements, with various parties (providers, vendors, consultants, etc.), with varying scope and terms, pursuant to which we may agree to defend, indemnify, and hold harmless the other parties from any claim, demand, loss, lawsuit, settlement, judgment, fine, or other liability, and all related expenses that may accrue therefrom (including reasonable attorneys' fees), arising from or in connection with third party claims, including, but not limited to, negligence, recklessness, willful misconduct, fraud, or otherwise wrongful act or omission with respect to our obligations under the applicable agreements.
Off-balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.
Critical Accounting Policies and Estimates
We believe that the accounting policies and estimates involve a significant degree of judgment and complexity. For the three months ended March 31, 2023, the Company has made one significant accounting policy change related to its calculation of premium deficiency reserve, as compared to the critical accounting policies and estimates disclosed in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 2022 Form 10-K with the exception of a voluntary change to the method of determining our premium deficiency reserves. For more information on this change please see Note 2 (Summary of Significant Accounting Policies).
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
We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. Our investment policy is focused on preservation of capital, liquidity and earning a modest yield. Substantially all of our investment portfolio is invested in U.S. Treasury fixed maturity securities. At March 31, 2023, none of our fixed maturity securities portfolio was unrated or rated below investment grade.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our "Certifying Officers"), the effectiveness of our disclosure controls and procedures at March 31, 2023, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Certifying Officers concluded that, at March 31, 2023, our disclosure controls and procedures were effective.

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

Information concerning legal proceedings can be found in Note 14 (Commitments and Contingencies) to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, which information is incorporated by reference into this item.
Item 1A. Risk Factors
The following risk factors are provided to update the risk factors of the Company previously disclosed in the 2022 Form 10-K. In the course of conducting our business operations, we are exposed to a variety of risks, any of which have affected or could materially adversely affect our business, financial condition, and results of operations. The market price of our Class A common stock could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occurs. Any factor described in this report or in any of our other SEC filings could by itself, or together with other factors, adversely affect our financial results and condition. For a discussion of risk factors that could adversely affect our financial results and condition, and the value of, and return on, an investment in the Company, please see the "Risk Factors" section in the 2022 Form 10-K.

We have been notified by The Nasdaq Stock Market LLC of our failure to comply with certain continued listing requirements and, if we are unable to regain compliance with all applicable continued listing requirements and standards of Nasdaq, our Class A common stock could be delisted from Nasdaq, which would have an adverse impact on the trading, liquidity, and market price of our Class A common stock.

On April 20, 2023, we received a written notice from The Nasdaq Stock Market LLC ("Nasdaq") notifying us that, because the bid price for our Class A common stock has fallen below $1.00 per share for 30 consecutive business days, we no longer comply with the $1.00 Minimum Bid Price requirement set forth in Nasdaq Listing Rule 5450(a)(1) for continued listing on The Nasdaq Global Select Market (the "Minimum Bid Price Requirement"). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has a period of 180 calendar days, or until October 17, 2023, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of the Company's Class A common stock must be at least $1.00 per share for a minimum of 10 consecutive business days as required under Nasdaq Listing Rule 5810(c)(3)(A) (unless the Nasdaq staff exercises its discretion to extend this 10-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H)) during the 180-day period prior to October 17, 2023.

If the Company does not regain compliance by October 17, 2023, the Company may be eligible for an additional 180-calendar day compliance period if it elects (and meets the listing standards) to transfer to The Nasdaq Capital Market to take advantage of the additional compliance period offered on that market. To qualify, the Company would be required, among other things, to meet the continued listing requirement for market value of publicly held shares as well as all other standards for initial listing on The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of its intention to cure the bid price deficiency during the second compliance period. If the Company fails to regain compliance during the compliance period (including a second compliance period provided by a transfer to The Nasdaq Capital Market, if applicable), then Nasdaq will notify the Company of its determination to delist its Class A common stock, at which point the Company may appeal Nasdaq's delisting determination to a Nasdaq hearing panel.

We intend to continue to monitor the bid price levels for our Class A common stock and will consider appropriate alternatives to achieve compliance with the Minimum Bid Price Requirement within the compliance period, including, among other things, a potential reverse stock split. However, we cannot assure you that the price of our Class A common stock will subsequently remain in compliance with the required listing standard or that we will remain in compliance with any of the other applicable continued listing standards of Nasdaq. Any continuing failure to remain in compliance with Nasdaq's continued listing standards, and any subsequent failure to timely resume compliance with Nasdaq's continued listing standards within the applicable cure period could have adverse consequences, and among other things, substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us. Furthermore, a delisting would likely have a negative effect on the price of our Class A common stock and would impair the ability of stockholders to sell or purchase our Class A common stock when they wish to do so. In the event of a delisting, we would expect to take actions to restore our compliance with Nasdaq's listing requirements, but we can provide no assurance that any such action taken by us would allow our Class A common stock to become listed again, lead to stability in the market price of our Class A common stock, improve the liquidity of our Class A common stock, prevent our Class A common stock from dropping below the Nasdaq minimum bid price requirement, or prevent future non-compliance with Nasdaq's listing requirements. As a result of these factors, a delisting of our Class A common stock from Nasdaq would have an adverse impact on the trading, liquidity, and market price of our Class A common stock.

Our growth depends in part on the success of our strategic relationships with third parties.

In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties to perform certain operational functions and services, to support and use our Clover Assistant and technology platforms, and to support our general services and administration functions. These third parties include, for example, insurance brokers, our information technology system providers, data submission providers, coders, quality metrics auditors, pharmacy benefit management ("PBM"), services suppliers, enrollment administration providers, and customer service, provider support line, call center and claim and billing service providers. We also rely on integrations with EHR providers and clinical software developers. We have entered into agreements with our PBM services suppliers to provide us and certain of our beneficiaries with certain PBM services, such as claims processing, mail pharmacy services, specialty pharmacy services, retail network pharmacy network services, participating pharmacy audit services, reporting, and formulary services. In April 2023, we entered into an agreement with UST HealthProof pursuant to which UST HealthProof will perform certain of our plan operation functions in support of our Medicare Advantage members, including claims, enrollment, contact center, medical management, payment integrity, revenue integrity, print, fulfillment, and related configuration and certain IT functions. However, we may be unable to realize all of the expected benefits, including cost savings, in connection with this agreement within the expected time frame, or at all, and we may incur additional and/or unexpected costs to realize them. If the services become unavailable or are not adequately performed, our operations and business strategies could be significantly disrupted which could have a material adverse effect on our business, brand, reputation, and results of operations.

Additionally, if any such agreements were to terminate for any reason or one of our PBM services supplier's ability to perform their respective obligations under their agreements with us were impaired, we may not be able to find an alternative supplier in a timely manner or on acceptable financial terms. As a result, our costs may increase, we would not realize the anticipated benefits of our agreements for PBM services, we could become overly dependent on such agreements, which could cause us to lose core competencies and we may not be able to meet the full demands of our beneficiaries. Any of these events could have a material adverse effect on our business, brand, reputation, and results of operations. Furthermore, certain legislative authorities have in recent years discussed or proposed legislation that would restrict outsourcing of certain services. In addition, we may be held accountable for any failure of performance by our vendors. Significant failure by a third party to perform in accordance with the terms of our contracts or applicable law could subject us to fines or other sanctions or otherwise have a material adverse effect on our business and results of operations. A termination of our agreements with, or disruption in the performance of, one or more of these service providers could result in service disruption or unavailability, and harm our ability to continue to develop, maintain and improve Clover Assistant. This could decrease the usefulness of Clover Assistant and result in decreased adoption by providers and potentially higher medical costs for our beneficiaries, increased or duplicative costs for us, and our inability to meet our obligations to our beneficiaries; it could also require us to seek alternative service providers on less favorable contract terms, any of which can adversely affect our business, brand, reputation and results of operating. Additionally, if our service partners and vendors do not utilize industry standards with respect to privacy and data requirements, or other applicable safeguards, we may be exposed to additional liability, the breach of our patient data, or loss of our ability to provide plans and services.

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

Item 5. Other Information.
None.

Item 6. Exhibits and Financial Statement Schedules
A list of exhibits to this Form 10-Q is set forth below:

Exhibit No.	Description
10.1
Board Observer Agreement dated as of March 16, 2023 between the Registrant and Zach Weinberg** (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 17, 2023)

10.2*	Employment Agreement dated as of February 24, 2022 between the Registrant and Conrad Wai**
10.3
Separation and Consulting Agreement, dated as of February 23, 2023, between the Registrant and Prabhdeep Singh (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K filed March 1, 2023)

18.1*	Preferability letter from Ernst & Young LLP regarding change in accounting principle
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_____________
* Filed herewith.
** Certain identified information has been excluded from this exhibit because it is not material and is the type of information that the Registrant customarily and actually treats as private and confidential. Redacted information is indicated by [***].
† Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLOVER HEALTH INVESTMENTS, CORP.

Date: May 9, 2023	By:	/s/ Andrew Toy
Andrew Toy
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2023	By:	/s/ Scott J. Leffler
Scott J. Leffler
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)