Form 10-Q
period 2023-06-30
CLOVER HEALTH INVESTMENTS, CORP. /DE
filed 2023-08-08
CIK 1801170

fl2w

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At August 1, 2023, the registrant had 396,993,920 shares of Class A Common Stock, $0.0001 par value per share, and 87,867,732 shares of Class B Common Stock, $0.0001 par value per share, issued and outstanding.

		Page
PART I.	FINANCIAL INFORMATION	5

Item 1.	Financial Statements (Unaudited)	5
	Condensed Consolidated Balance Sheets at June 30, 2023 (Unaudited), and December 31, 2022	5
	Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the three and six months ended June 30, 2023 and 2022	7
	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders' Equity (Deficit) (Unaudited) for the three and six months ended June 30, 2023 and 2022	8
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2023 and 2022	10
	Notes to Unaudited Condensed Consolidated Financial Statements	11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47
Item 4.	Controls and Procedures	48

PART II.	OTHER INFORMATION	49

Item 1.	Legal Proceedings	49
Item 1A.	Risk Factors	49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3.	Defaults Upon Senior Securities	49
Item 4.	Mine Safety Disclosures	49
Item 5.	Other Information	49
Item 6.	Exhibits	49

Signatures		51

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

Part I
Item 1. Financial Statements and Supplementary Data
CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	June 30, 2023 (Unaudited)	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$310,079	$103,791
Short-term investments	24,238	41,457
Investment securities, available-for-sale (Amortized cost: 2023: $184,424; 2022: $193,300)	182,600	189,498
Investment securities, held-to-maturity (Fair value: 2023: $3,511; 2022: $15)	3,680	15
Accrued retrospective premiums	2,063	20,387
Other receivables	16,636	23,596
Healthcare receivables	51,266	70,607
Non-Insurance performance year receivable	377,239	—
Non-Insurance receivable	61,652	52,955
Surety bonds and deposits	81,329	100,502
Prepaid expenses	15,245	18,146
Other assets, current	2,901	4,043
Total current assets	1,128,928	624,997

Investment securities, available-for-sale (Amortized cost: 2023: $87,398; 2022: $142,940)	82,507	137,368
Investment securities, held-to-maturity (Fair value: 2023: $3,789; 2022: $636)	3,985	742
Property and equipment, net	4,616	5,753
Operating lease right-of-use assets	3,868	4,025
Goodwill and other intangible assets	19,460	20,000
Other assets, non-current	14,633	15,735
Total assets	$1,257,997	$808,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	June 30, 2023 (Unaudited)	December 31, 2022
Liabilities and Stockholders' Equity
Current liabilities
Unpaid claims	$117,622	$141,947
Due to related parties, net	1,181	1,566
Non-Insurance performance year obligation, current	441,417	73,844
Non-Insurance payable	171,497	148,191
Accounts payable and accrued expenses	39,919	32,445
Accrued salaries and benefits	19,651	23,962
Deferred revenue	113,537	—
Operating lease liabilities	1,746	1,827
Premium deficiency reserve	291	7,239
Other liabilities, current	897	486
Total current liabilities	907,758	431,507

Long-term operating lease liabilities	3,606	4,033
Other liabilities, non-current	16,063	16,193
Total liabilities	927,427	451,733
Commitments and Contingencies (Note 14)
Stockholders' equity
Class A Common Stock, $0.0001 par value; 2,500,000,000 shares authorized at June 30, 2023 and December 31, 2022; 395,770,670 and 383,998,718 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	37	37
Class B Common Stock, $0.0001 par value; 500,000,000 shares authorized at June 30, 2023 and December 31, 2022; 87,867,732 and 94,394,852 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	9	9
Additional paid-in capital	2,395,000	2,319,157
Accumulated other comprehensive loss	(6,715)	(9,374)
Accumulated deficit	(2,047,853)	(1,946,433)
Less: Treasury stock, at cost; 5,445,714 and 2,072,752 shares held at June 30, 2023 and December 31, 2022, respectively	(9,908)	(6,509)
Total stockholders' equity	330,570	356,887
Total liabilities and stockholders' equity	$1,257,997	$808,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
(Dollars in thousands, except per share and share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Premiums earned, net (Net of ceded premiums of $113 and $119, for the three months ended June 30, 2023 and 2022, respectively; net of ceded premiums of $235 and $238 for the six months ended June 30, 2023 and 2022, respectively)	$314,383	$268,505	$631,469	$546,674
Non-Insurance revenue	193,490	577,370	399,273	1,172,268
Other income	5,755	825	10,661	2,137
Total revenues	513,628	846,700	1,041,403	1,721,079

Operating expenses:
Net medical claims incurred	436,954	858,786	909,444	1,720,508
Salaries and benefits	62,437	70,491	132,644	139,582
General and administrative expenses	42,433	47,040	99,841	104,737
Premium deficiency reserve benefit	(5,138)	(27,476)	(6,948)	(54,952)
Depreciation and amortization	999	586	1,278	1,412
Restructuring costs	4,750	—	6,557	—
Total operating expenses	542,435	949,427	1,142,816	1,911,287
Loss from operations	(28,807)	(102,727)	(101,413)	(190,208)

Interest expense	7	390	7	793
Amortization of notes and securities discounts	—	18	—	18
Loss (gain) on investment	—	1,227	—	(11,167)
Net loss	$(28,814)	$(104,362)	$(101,420)	$(179,852)

Per share data:
Net loss per share attributable to Class A and Class B common stockholders – basic and diluted (1)	$(0.06)	$(0.22)	$(0.21)	$(0.38)
Weighted average number of common shares outstanding
Basic and diluted weighted average number of Class A and Class B common shares and common share equivalents outstanding (1)	479,163,752	476,061,809	479,819,237	474,553,609

Net unrealized gain (loss) on available-for-sale investments	316	(1,095)	2,659	(6,419)
Comprehensive loss	$(28,498)	$(105,457)	$(98,761)	$(186,271)
(1) Because the Company had a net loss during the six months ended June 30, 2023 and 2022, the Company's potentially dilutive securities, which include stock options, restricted stock, preferred stock, and warrants to purchase shares of common stock and preferred stock, have been excluded from the computation of diluted net loss per share, as the effect would be anti-dilutive.
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands, except share amounts)

	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2021	—	$—	352,645,626	$34	118,206,768	$12	14,730	$(147)	$2,154,187	$(1,616,738)	$(1,934)	$3,903	$539,317
Change in accounting policy	—	—	—	—	—	—	—	—	—	723	—	—	723
Adjusted balance, beginning of period	—	$—	352,645,626	$34	118,206,768	$12	14,730	$(147)	$2,154,187	$(1,616,015)	$(1,934)	$3,903	$540,040
Stock issuance for exercise of stock options, net of early exercise liability	—	—	151,620	—	—	—	—	—	331	—	—	—	331
Stock-based compensation	—	—	—	—	—	—	—	—	40,640	—	—	—	40,640
Vested restricted stock units	—	—	396,883	—	1,677,873	—	—	—	—	—	—	—	—
Vested performance stock units	—	—	8,951	—	—	—	—	—	—	—	—	—	—
Unrealized holdings gain on investment securities, available for sale	—	—	—	—	—	—	—	—	—	—	(5,324)	—	(5,324)
Conversion from Class B Common Stock to Class A Common Stock	—	—	25,436,433	3	(25,436,433)	(3)	—	—	—	—	—	—	—
Treasury stock acquired	—	—	—	—	—	—	1,879,063	(5,939)	—	—	—	—	(5,939)
Issuance of common stock under Employee Stock Purchase Plan	—	—	214,797	—	—	—	—	—	—	—	—	—	—
Derecognition of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(3,903)	(3,903)
Net loss	—	—	—	—	—	—	—	—	—	(75,490)	—	—	(75,490)
Balance, March 31, 2022	—	$—	378,854,310	$37	94,448,208	$9	1,893,793	$(6,086)	$2,195,158	$(1,691,505)	$(7,258)	$—	$490,355
Stock issuance for exercise of stock options, net of early exercise liability	—	—	4,016,336	—	—	—	—	—	563	—	—	—	563
Stock-based compensation	—	—	—	—	—	—	—	—	41,927	—	—	—	41,927
Vested restricted stock units	—	—	84,928	—	—	—	—	—	—	—	—	—	—
Unrealized holdings gain on investment securities, available for sale	—	—	—	—	—	—	—	—	—	—	(1,095)	—	(1,095)
Treasury stock acquired	—	—	—	—	—	—	37,744	(105)	—	—	—	—	(105)
Net loss	—	—	—	—	—	—	—	—	—	(104,362)	—	—	(104,362)
Balance, June 30, 2022	—	$—	382,955,574	$37	94,448,208	$9	1,931,537	$(6,191)	$2,237,648	$(1,795,867)	$(8,353)	$—	$427,283

	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2022	—	$—	383,998,718	$37	94,394,852	$9	2,072,752	$(6,509)	$2,319,157	$(1,955,582)	$(9,374)	$—	$347,738
Change in accounting policy	—	—	—	—	—	—	—	—	—	9,149	—	—	9,149
Adjusted balance, beginning of period	—	$—	383,998,718	$37	94,394,852	$9	2,072,752	$(6,509)	$2,319,157	$(1,946,433)	$(9,374)	$—	$356,887
Stock issuance for exercise of stock options, net of early exercise liability	—	—	1,240	—	—	—	—	—	848	—	—	—	848
Stock-based compensation	—	—	—	—	—	—	—	—	38,617	—	—	—	38,617
Vested restricted stock units	—	—	5,390,973	—	1,773,104	—	—	—	—	—	—	—	—
Unrealized holdings gain on investment securities, available for sale	—	—	—	—	—	—	—	—	—	—	2,343	—	2,343
Conversion from Class B Common Stock to Class A Common Stock	—	—	7,672,463	—	(7,672,463)	—	—	—	—	—	—	—	—
Treasury stock acquired	—	—	(2,933,721)	—	—	—	2,933,721	(2,982)	—	—	—	—	(2,982)
Net loss	—	—	—	—	—	—	—	—	—	(72,606)	—	—	(72,606)
Balance, March 31, 2023	—	$—	394,129,673	$37	88,495,493	$9	5,006,473	$(9,491)	$2,358,622	$(2,019,039)	$(7,031)	$—	$323,107
Stock issuance for exercise of stock options, net of early exercise liability	—	—	1,241	—	—	—	—	—	270	—	—	—	270
Stock-based compensation	—	—	—	—	—	—	—	—	36,108	—	—	—	36,108
Vested restricted stock units	—	—	1,180,084	—	—	—	—	—	—	—	—	—	—
Unrealized holdings gain on investment securities, available for sale	—	—	—	—	—	—	—	—	—	—	316	—	316
Conversion from Class B Common Stock to Class A Common Stock	—	—	627,761	—	(627,761)	—	—	—	—	—	—	—	—
Treasury stock acquired	—	—	(439,241)	—	—	—	439,241	(417)	—	—	—	—	(417)
Issuance of Common Stock under Employee Stock Purchase Plan	—	—	271,152	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(28,814)	—	—	(28,814)
Balance, June 30, 2023	—	$—	395,770,670	$37	87,867,732	$9	5,445,714	$(9,908)	$2,395,000	$(2,047,853)	$(6,715)	$—	$330,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(101,420)	$(179,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,278	1,412
Amortization of notes and securities discounts and debt issuance costs	—	18
Stock-based compensation expense	74,725	82,567
Accretion, net of amortization	(2,142)	(35)
Net realized losses on investment securities	(19)	16
Gain on investment	—	(11,167)
Premium deficiency reserve	(6,948)	(54,952)
Changes in operating assets and liabilities:
Accrued retrospective premiums	18,324	155
Other receivables	6,960	(203)
Surety bonds and deposits	19,481	(2,143)
Prepaid expenses	2,901	(10,857)
Other assets	2,861	(7,529)
Healthcare receivables	19,341	(29,925)
Non-Insurance receivable	(8,697)	—
Operating lease right-of-use assets	157	1,513
Unpaid claims	(24,710)	20,763
Accounts payable and accrued expenses	7,474	1,979
Accrued salaries and benefits	(4,311)	(451)
Deferred revenue	113,537	—
Other liabilities	281	(989)
Performance year obligation	(9,666)	12,739
Non-Insurance payable	23,306	82,592
Operating lease liabilities	(508)	(1,864)
Net cash provided by (used in) operating activities	132,205	(96,213)
Cash flows from investing activities:
Purchases of short-term investments, available-for-sale, and held-to-maturity securities	(74,156)	(169,889)
Proceeds from sales of short-term investments and available-for-sale securities	60,436	5,881
Proceeds from maturities of short-term investments, available-for-sale, and held-to-maturity securities	90,997	290,455
Purchases of property and equipment	(605)	(331)
Acquisition of Character Biosciences, Inc. Series A preferred shares	—	(250)
Net cash provided by investing activities	76,672	125,866
Cash flows from financing activities:
Issuance of common stock, net of early exercise liability	1,118	894
Treasury stock acquired	(3,399)	(6,044)
Net cash used in financing activities	(2,281)	(5,150)
Net increase in cash, cash equivalents, and restricted cash	206,596	24,503
Cash, cash equivalents, and restricted cash, beginning of period	186,213	299,968
Cash, cash equivalents, and restricted cash, end of period	$392,809	$324,471

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents	$310,079	$324,471
Restricted cash	82,730	—
Total cash, cash equivalents, and restricted cash	$392,809	$324,471
Supplemental disclosure of non-cash activities
Performance year receivable	$(377,239)	$(1,177,421)
Performance year obligation	377,239	1,177,421
Right-of-use assets obtained in exchange for lease liabilities	—	642
Recognition of equity method investments and preferred stock	—	8,644
Derecognition of noncontrolling interest	—	3,903
Conversion of Character Biosciences, Inc. convertible note to preferred stock	—	250
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
Clover aims to provide affordable, high-quality Medicare Advantage plans, including Preferred Provider Organization ("PPO") and Health Maintenance Organization ("HMO") plans, through its regulated insurance subsidiaries. The Company's regulated insurance subsidiaries consist of Clover Insurance Company and Clover HMO of New Jersey Inc., which operate the Company's PPO and HMO health plans, respectively. On April 1, 2021, the Company's subsidiary, Clover Health Partners, LLC ("Health Partners"), began participating as a Direct Contracting Entity ("DCE") in the Global and Professional Direct Contracting Model ("DC Model") of the Centers for Medicare and Medicaid Services ("CMS"), an agency of the United States Department of Health and Human Services, through which the Company provides care to aligned Medicare fee-for-service ("FFS") beneficiaries (the "Non-Insurance Beneficiaries"). CMS redesigned the DC Model and renamed it the Accountable Care Organization ("ACO") Realizing Equity, Access, and Community Health ("REACH") ("ACO REACH") Model effective January 1, 2023. Medical Service Professionals of NJ, LLC, houses Clover's employed physicians and the related support staff for Clover's in-home care program. Clover's administrative functions and insurance operations are primarily operated by its Clover Health, LLC and Clover Health Labs, LLC subsidiaries.
For any information following the aforementioned paragraph, the Company will refer to its participation in ACO REACH Model or the Company's participation in the predecessor DC Model as ACO REACH Model henceforth.
Clover's approach is to combine technology, data analytics, and preventive care to lower costs and increase the quality of health and life of Medicare beneficiaries. Clover's technology platform is designed to use machine learning-powered systems to deliver data and insights to physicians in order to improve outcomes for beneficiaries through the early identification and management of chronic disease and drive down costs. Clover's MA plans generally provide access to a wide network of primary care providers, specialists, and hospitals, enabling its members to see any doctor participating in Medicare willing to accept them. Clover focuses on minimizing members' out-of-pocket costs and offers many plans that allow members to pay the same co-pays for primary care provider visits regardless of whether their physician is in- or out-of-network. Through its Non-Insurance operations, the Company assumes full risk (i.e., 100.0% shared savings and shared losses) for the total cost of care of aligned Non-Insurance Beneficiaries, empowers providers with Clover Assistant, and offers a variety of programs aimed at reducing expenditures and preserving or enhancing the quality of care for Non-Insurance Beneficiaries. For additional information related to the Company's Non-Insurance operations, see Note 15 (Non-Insurance) in these financial statements.
For additional information, see Note 1 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Form 10-K").
2. Summary of Significant Accounting Policies
Basis of presentation
The Company's interim unaudited condensed consolidated financial statements have been prepared in conformity with Generally Accepted Accounting Principles ("GAAP") and include the accounts of the Company and its wholly-owned subsidiaries. In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair presentation of its financial position and its results of operations for the interim periods presented. All material intercompany balances and transactions have been eliminated in consolidating these financial statements. Investments over which the Company exercise significant influence, but do not control, are accounted for using the applicable accounting treatment based on the nature of the investment. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in the 2022 Form 10-K.

Use of estimates
The preparation of the interim unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that impact the amounts reported in the interim unaudited condensed consolidated financial statements and the accompanying notes.
The area involving the most significant use of estimates is the amount of incurred but not reported claims. Many factors can cause actual outcomes to deviate from these assumptions and estimates, such as changes in economic conditions, changes in government healthcare policy, advances in medical technology, changes in treatment patterns, and changes in average lifespan. Accordingly, the Company cannot determine with precision the ultimate amounts that it will pay for, or the timing of payment of actual claims, or whether the assets supporting the liabilities will grow to the level the Company assumes prior to payment of claims. If the Company's actual experience is different from its assumptions or estimates, the Company's reserves may prove inadequate. As a result, the Company would incur a charge to operations in the period in which it determines such a shortfall exists, which could have a material adverse effect on the Company's business, results of operations, and financial condition. Other areas involving significant estimates include risk adjustment provisions related to Medicare contracts and the valuation of the Company's investment securities, goodwill and other intangible assets, reinsurance, premium deficiency reserve, warrants, stock-based compensation, recoveries from third parties for coordination of benefits, ACO REACH Benchmark, specifically cost trend and risk score estimates that can develop over time, and final determination of medical cost adjustment pools.
Reclassifications
Certain amounts in the prior years' Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows have been reclassified to conform to the current year's presentation, primarily related to Non-Insurance receivable, Other assets, current, and Performance year obligation. In addition amounts in the prior years' Condensed Consolidated Statements of Cash Flows have been reclassified to conform with the current year's presentation associated with the Performance year obligation.
Change in Accounting Policy
In the first quarter of 2023, the Company changed the method for determining premium deficiency reserves, whereby the anticipated future investment income from funds made available by unearned premiums is now included in the determination of premium deficiency reserves. The accounting policy election to include the anticipated future investment income is preferable because it provides a better representation of the Company’s business model reflecting the fact that all cash flows, including investment income, are used to meet the Company’s obligations. The Company also believes that this change improves comparability with industry peers. This change is considered a change in accounting principle that requires retrospective application to all financial statement periods presented. This change decreased Accumulated deficit by $0.7 million to $1,616 million at January 1, 2022.
The cumulative effect of the changes made to the Company's Condensed Consolidated Balance Sheets was as follows:

June 30, 2023	As Reported	As computed excluding anticipated net investment income	Effect of Change
	(in thousands)
Premium deficiency reserve	$291	$2,681	$(2,390)
Total current liabilities	907,758	910,148	(2,390)
Total liabilities	927,427	929,817	(2,390)
Accumulated deficit	(2,047,853)	(2,050,243)	2,390
Total stockholders' equity	330,570	328,180	2,390
Total liabilities and stockholders' equity	$1,257,997	$1,257,997	$—

December 31, 2022	As Reported	Effect of Change	As Adjusted
	(in thousands)
Premium deficiency reserve	$16,388	$(9,149)	$7,239
Total current liabilities	440,656	(9,149)	431,507
Total liabilities	460,882	(9,149)	451,733
Accumulated deficit	(1,955,582)	9,149	(1,946,433)
Total stockholders' equity	347,738	9,149	356,887
Total liabilities and stockholders' equity	$808,620	$—	$808,620

December 31, 2021	As Reported	Effect of Change	As Adjusted
	(in thousands)
Premium deficiency reserve	$110,628	$(723)	$109,905
Total current liabilities	372,624	(723)	371,901
Total liabilities	411,487	(723)	410,764
Accumulated deficit	(1,616,738)	723	(1,616,015)
Total stockholders' equity	539,317	723	540,040
Total liabilities and stockholders' equity	$950,804	$—	$950,804
The effect of the changes made to the Company's Condensed Consolidated Statements of Comprehensive Loss was as follows:

Three Months Ended June 30, 2023	As Reported	As computed excluding anticipated net investment income	Effect of Change
	(in thousands)
Premium deficiency reserve benefit	$(5,138)	$(9,610)	$4,472
Total operating expenses	542,435	537,963	4,472
Loss from operations	(28,807)	(24,335)	(4,472)
Net loss	$(28,814)	$(24,342)	$(4,472)

Per share data:
Net loss per share attributable to Class A and B common stockholders - basic and diluted	$(0.06)	$(0.05)	$(0.01)

Three Months Ended June 30, 2022	As Reported	Effect of Change	As Adjusted
	(in thousands)
Premium deficiency reserve benefit	$(27,657)	$181	$(27,476)
Total operating expenses	949,246	181	949,427
Loss from operations	(102,546)	(181)	(102,727)
Net loss	$(104,181)	$(181)	$(104,362)

Per share data:
Weighted shares outstanding	476,061,809	476,061,809	476,061,809
Net loss per share attributable to Class A and B common stockholders - basic and diluted	$(0.22)	$—	$(0.22)

Six Months Ended June 30, 2023	As Reported	As computed excluding anticipated net investment income	Effect of Change
	(in thousands)
Premium deficiency reserve benefit	$(6,948)	$(13,707)	$6,759
Total operating expenses	1,142,816	1,149,575	6,759
Loss from operations	(101,413)	(108,172)	(6,759)
Net loss	$(101,420)	$(108,179)	$(6,759)

Per share data:
Net loss per share attributable to Class A and B common stockholders - basic and diluted	$(0.21)	$(0.23)	$(0.02)

Six Months Ended June 30, 2022	As Reported	Effect of Change	As Adjusted
	(in thousands)
Premium deficiency reserve benefit	$(55,314)	$362	$(54,952)
Total operating expenses	1,910,925	362	1,911,287
Loss from operations	(189,846)	(362)	(190,208)
Net loss	$(179,490)	$(362)	$(179,852)

Per share data:
Net loss per share attributable to Class A and B common stockholders - basic and diluted	$(0.38)	$—	$(0.38)
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
When the Company's carrying value in an equity method investee company is reduced to zero, no further losses are recorded in the Company's interim unaudited condensed consolidated financial statements unless the Company guaranteed obligations of the investee company or has committed additional funding. When the investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.
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

Performance guarantees
In April 2021, the Company began participating in the DC Model of the Centers for Medicare & Medicaid Services ("CMS"), which is a model intended to reduce expenditures and preserve or enhance quality of care for beneficiaries in FFS. CMS redesigned the DC Model and renamed the model the ACO Realizing Equity, Access, and Community Health (REACH) Model ("ACO REACH Model") effective January 1, 2023. As a participating entity in ACO REACH Model at January 1, 2023, with a global risk arrangement, the Company assumes the responsibility of guaranteeing the performance of its care network. The ACO REACH Model is intended to reduce administrative burden and support a focus on complex, chronically ill patients. The Company's operations in connection with the ACO REACH Model are included in the Non-Insurance operating segment. See Note 16 (Operating Segments) for additional information.
Certain of the Company's arrangements with third-party providers require it to guarantee the performance of its care network to CMS. As a result of the Company's participation in the ACO REACH model, the Company determined that it was making a performance guarantee with respect to providers under the Non-Insurance arrangement that should be recognized in the financial statements. The performance guarantee identified relates to the Company guaranteeing the performance of the third-party medical providers. Thus, the contract with CMS is accounted for as a performance guarantee under ASC 460-Guarantees. At the inception of the performance year, the Company measures and recognizes the performance guarantee receivable and obligation, issued in this standalone arm's length transaction, using the practical expedient to fair value as set forth in ASC 460-10-30-2(a). The Company estimates the annualized benchmark, which is the amount recognized in both the Non-Insurance performance year receivable and the Non-Insurance performance year obligation, current. This is consistent with ASC 460-10-25-4, which provides that a guarantor shall recognize in its statement of financial position a liability for that guarantee. In addition, when the guarantee is issued in a standalone transaction for a premium, the offsetting entry should be considered received (such as cash or a receivable) according to ASC 460-10-25-4. Thus the Company recognizes the Non-Insurance performance year receivable on its Condensed Consolidated Balance Sheets.
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
With respect to each performance year in which the ACO is a participant, the final consideration due to the ACO from CMS ("shared savings") or the consideration due to CMS from the ACO ("shared loss") is reconciled in the subsequent years following the performance year. The shared savings or loss is measured periodically and will be applied to the Non-Insurance performance obligation, current or Non-Insurance performance receivable if the Company is in a probable loss position or probable savings position, respectively.
Capitalized software development costs - cloud computing arrangements
The Company's cloud computing arrangements are mostly comprised of hosting arrangements that are service contracts, whereby the Company gains remote access to use enterprise software hosted by the vendor or another third party on an as-needed basis for a period of time in exchange for a subscription fee. Implementation costs for cloud computing arrangements are capitalized if certain criteria are met and consist of internal and external costs directly attributable to developing and configuring cloud computing software for its intended use. These capitalized implementation costs are presented in the Condensed Consolidated Balance Sheets within Prepaid expenses, and are generally amortized over the fixed, non-cancelable term of the associated hosting arrangement on a straight-line basis.
Deferred acquisition costs
Acquisition costs directly related to the successful acquisition of new business, which are primarily made up of commissions costs, are deferred and subsequently amortized. Deferred acquisition costs are recorded within Other assets, current on the Condensed Consolidated Balance Sheets and are amortized over the estimated life of the related contracts. The amortization of deferred acquisition costs is recorded within General and administrative expenses within the Condensed Consolidated Statements of Operations and Comprehensive Loss. At June 30, 2023 and December 31, 2022, there were no deferred acquisition costs as a result of the acceleration of amortization for deferred acquisition costs due to the recognition of a premium deficiency reserve. For the three months ended June 30, 2023 and 2022, there were charges related to deferred acquisition costs of $1.0 million and $1.9 million, respectively. For the six months ended June 30, 2023 and 2022, there were charges related to deferred acquisition costs of $4.9 million, and $13.7 million, respectively, both periods were recognized within General and administrative expenses.

Restructuring Activities
Restructuring related expenses, which are recorded within Restructuring costs on the Condensed Consolidated Statements of Operations, include employee termination benefits, vendor costs associated with restructuring activities, and other costs associated with the business transformation initiatives. Restructuring costs are determined based on estimates, which are prepared at the time the restructuring actions are approved by management and are periodically reviewed and updated for changes in estimates. The Company applies the provisions of ASC 420, Exit or Disposal Cost Obligations ("ASC 420") as these costs meet the criteria of a one-time benefit. Under ASC 420-10, the Company establishes a liability for a cost associated with an exit or disposal activity, including employee termination benefits and other restructuring related costs, when the liability is incurred, rather than at the date that the Company commits to an exit plan. At each reporting date, there is an evaluation of the liability to ensure the amount is still appropriate. See Note 18 (Restructuring costs) for further discussion.
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
Accounting pronouncements effective in future periods
None.

3. Investment Securities
The following tables present amortized cost and fair values of investments at June 30, 2023 and December 31, 2022, respectively:

June 30, 2023	Amortized cost	Accumulated unrealized gains	Accumulated unrealized losses	Fair value
	(in thousands)
Investment securities, held-to-maturity
U.S. government and government agencies and authorities	$7,665	$—	$(365)	$7,300
Investment securities, available-for-sale
U.S. government and government agencies and authorities	178,186	—	(5,993)	172,193
Corporate debt securities	93,636	11	(733)	92,914
Total held-to-maturity and available-for-sale investment securities	$279,487	$11	$(7,091)	$272,407

December 31, 2022	Amortized cost	Accumulated unrealized gains	Accumulated unrealized losses	Fair value
	(in thousands)
Investment securities, held-to-maturity
U.S. government and government agencies and authorities	$757	$—	$(106)	$651
Investment securities, available-for-sale
U.S. government and government agencies and authorities	237,457	10	(9,000)	228,467
Corporate debt	98,783	38	(422)	98,399
Total held-to-maturity and available-for-sale investment securities	$336,997	$48	$(9,528)	$327,517
The following table presents the amortized cost and fair value of debt securities at June 30, 2023, by contractual maturity:

June 30, 2023	Held-to-maturity		Available-for-sale
	Amortized cost	Fair value	Amortized cost	Fair value
	(in thousands)
Due within one year	$3,680	$3,511	$184,424	$182,600
Due after one year through five years	3,875	3,694	87,398	82,507
Due after five years through ten years	—	—	—	—
Due after ten years	110	95	—	—
Total	$7,665	$7,300	$271,822	$265,107
For the three and six months ended June 30, 2023 and 2022, respectively, net investment income, which is included within Other income within the Condensed Consolidated Statements of Operations and Comprehensive Loss, was derived from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Cash and cash equivalents	$2,405	$136	$4,034	$138
Short-term investments	823	50	1,315	121
Investment securities	1,668	277	3,482	514
Investment income, net	$4,896	$463	$8,831	$773
Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at June 30, 2023, and December 31, 2022, respectively:

June 30, 2023	Less than 12 months		Greater than 12 months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands, except number of positions)
U.S. government and government agencies and authorities	$21,726	$(187)	$155,695	$(6,170)	$177,421	$(6,357)
Corporate debt securities	86,128	(721)	—	(13)	86,128	(734)
Total	$107,854	$(908)	$155,695	$(6,183)	$263,549	$(7,091)
Number of positions	94		29		123

December 31, 2022	Less than 12 months		Greater than 12 months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands, except number of positions)
U.S. government and government agencies and authorities	$64,261	$(958)	$147,757	$(8,148)	$212,018	$(9,106)
Corporate debt securities	78,292	(422)	—	—	78,292	(422)
Total	$142,553	$(1,380)	$147,757	$(8,148)	$290,310	$(9,528)
Number of positions	92		24		116
The Company did not record any credit allowances for debt securities that were in an unrealized loss position at June 30, 2023 and December 31, 2022.
At June 30, 2023, all securities were investment grade, with credit ratings of BBB+ or higher by S&P Global or as determined by other credit rating agencies within the Company's investment policy. Unrealized losses on investment grade securities are principally related to changes in interest rates or changes in issuer or sector related credit spreads since the securities were acquired. The gross unrealized investment losses at June 30, 2023, were assessed, based on, among other things:
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
Proceeds from sales and maturities of investment securities, inclusive of Short-term investments, and related gross realized gains (losses) which are included within Other income within the Condensed Consolidated Statements of Operations and Comprehensive Loss, were as follows for the three and six months ended June 30, 2023 and 2022, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Proceeds from sales of investment securities	$45,435	$5,881	$60,436	$5,881
Proceeds from maturities of investment securities	27,673	140,455	90,997	290,455

Gross realized gains	38	5	38	5
Gross realized losses	(19)	(21)	(19)	(21)
Net realized losses	$19	$(16)	$19	$(16)
At June 30, 2023 and December 31, 2022, the Company had $14.5 million and $14.3 million, respectively, in deposits with various states and regulatory bodies that are included as part of the Company's investment balances.

4. Fair Value Measurements
The following tables present a summary of fair value measurements for financial instruments at June 30, 2023 and December 31, 2022, respectively:

June 30, 2023	Level 1	Level 2	Level 3	Total fair value
	(in thousands)
U.S. government and government agencies	$—	$172,193	$—	$172,193
Corporate debt securities	—	92,914	—	92,914
Warrants receivable	—	—	900	900
Total assets at fair value	$—	$265,107	$900	$266,007

December 31, 2022	Level 1	Level 2	Level 3	Total fair value
	(in thousands)
U.S. government and government agencies	$—	$228,467	$—	$228,467
Corporate debt securities	—	98,399	—	98,399
Warrants receivable	—	—	900	900
Total assets at fair value	$—	$326,866	$900	$327,766

There were no changes in the balances of the Company's Level 3 financial assets and liabilities during the three months ended June 30, 2022. The changes in balances of the Company's Level 3 financial assets and liabilities during the six months ended June 30, 2023 were as follows:

	Warrants receivable	Total
(in thousands)
Balance, December 31, 2022	$900	$900
Receipts	—	—
Settlements	—	—
Transfers in	—	—
Transfers out	—	—
Total realized losses (gains)	—	—
Balance, June 30, 2023	$900	$900
There were no transfers in or out of the Company's Level 3 financial assets or liabilities for the six months ended June 30, 2023 or June 30, 2022.
Private Warrants
At June 30, 2023, the Company had exercisable private warrants which were embedded in several agreements as derivatives. These private warrants were accounted for as assets in accordance with ASC 815-40 and are presented within Other assets, non-current on the Condensed Consolidated Balance Sheets. The warrant assets are measured at fair value at inception and on a recurring basis until redeemed, with changes in fair value presented within Change in fair value of warrants within the Condensed Consolidated Statements of Operations and Comprehensive Loss. These private warrants were classified within Level 3 due to the subjectivity and use of estimates in the calculation of their fair value. These warrants at initial measurement date, December 31, 2022, were assessed to have a fair value of $0.9 million. At June 30, 2023, these warrants had a fair value of $0.9 million.

5. Healthcare Receivables
Healthcare receivables include pharmaceutical rebates that are accrued as they are earned and estimated based on contracted rebate rates, eligible amounts submitted to the manufacturers by the Company's pharmacy manager, pharmacy utilization volume, and historical collection patterns. Also included within Healthcare receivables are Medicare Part D settlement receivables, member premium receivables, and other CMS receivables. The Company reported $51.3 million and $70.6 million within Healthcare receivables at June 30, 2023, and December 31, 2022, respectively.
6. Related Party Transactions
Related party agreements

The Company has various contracts with IJKG Opco LLC (d/b/a CarePoint Health - Bayonne Medical Center), Hudson Hospital Opco, LLC (d/b/a CarePoint Health - Christ Hospital) and Hoboken University Medical Center Opco LLC (d/b/a CarePoint Health - Hoboken University Medical Center), which collectively do business as the CarePoint Health System ("CarePoint Health"), for the provision of inpatient and hospital-based outpatient services. CarePoint Health was ultimately held and controlled by Vivek Garipalli, the Company's Executive Chairman and a significant stockholder of the Company. In May 2022, Mr. Garipalli and his family completed a donation of their interest in CarePoint Health to a non-profit organization called CarePoint Health Systems, Inc. Following the donation, Mr. Garipalli has remained a Manager of Hudson Hospital Propco, LLC, an affiliate of Hudson Hospital Opco, LLC. Additionally, certain affiliates of Mr. Garipalli are owed certain money from CarePoint Health for prior obligations, and Mr. Garipalli has an indirect interest in Sequoia Healthcare Services, LLC and Sequoia Healthcare Management, LLC, which both provide services to CarePoint Health. Expenses and fees incurred related to Clover's contracts with CarePoint Health, recorded within Net medical claims incurred, were $2.9 million and $3.1 million, for the three months ended June 30, 2023 and 2022, respectively, and $6.6 million and $5.7 million, for the six months ended June 30, 2023 and 2022, respectively. Additionally, $1.2 million and $1.6 million were payable to CarePoint Health at June 30, 2023, and December 31, 2022, respectively.
The Company has a contract with Medical Records Exchange, LLC (formerly known as "ChartFast," now d/b/a Credo) pursuant to which the Company receives administrative services related to medical records retrieval via Credo's electronic applications and web portal platform. Mr. Garipalli holds an equity interest of approximately ten percent (10%) of that entity. Expenses and fees incurred related to this agreement were $0.2 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively, $0.3 million and $0.1 million for the six months ended June 30, 2023 and 2022, respectively.
Since July 2, 2021, the Company has contracted with Thyme Care, Inc. ("Thyme Care"), an oncology care management company, through which Thyme Care was engaged to provide cancer care management services to the Company's Insurance members in New Jersey and develop a provider network to help ensure member access to high-value oncology care. The Company and Thyme Care have amended the terms of the engagement, effective April 1, 2023, to include additional clinical services available to Clover members as well as the value based payment terms. Mr. Garipalli is a member of the board of directors of Thyme Care and holds an equity interest of less than five percent (5%) of that entity. Expenses and fees incurred related to this agreement were $0.4 million and $0.5 million for the three months ended June 30, 2023 and 2022, respectively, and $0.8 million and $0.9 million for the six months ended June 30, 2023 and 2022, respectively. Additionally, $0.2 million and $0.3 million were payable to Thyme Care at June 30, 2023, and December 31, 2022, respectively.

7. Unpaid Claims
Activity within the liability for Unpaid claims, including claims adjustment expenses, for the six months ended June 30, 2023 and 2022, respectively, is summarized as follows:

Six Months Ended June 30,	2023	2022
	(in thousands)
Gross and net balance, beginning of period (1)	$137,395	$136,317
Incurred related to:
Current year	515,089	529,440
Prior years	(3,168)	(20,228)
Total incurred	511,921	509,212
Paid related to:
Current year	409,780	408,580
Prior years	122,956	84,180
Total paid	532,736	492,760
Gross and net balance, end of period (1)(2)	$116,580	$152,769
(1)    Includes amounts due to related parties.
(2)    Differs from the total Unpaid claims amount reported on the Condensed Consolidated Balance Sheets due to the fact the figure here excludes unpaid claims for the Company's Non-Insurance operations of $2.2 million and $8.9 million at June 30, 2023 and 2022, respectively.
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
Unpaid Claims for Insurance Operations
Unpaid claims for Insurance operations were $116.6 million at June 30, 2023. During the six months ended June 30, 2023, $123.0 million was paid for incurred claims attributable to insured events of prior years. A favorable development of $3.2 million was recognized during the six months ended June 30, 2023, resulting from the Company's actual experience with claims developing differently as compared to the Company's estimates at December 31, 2022. A favorable development of $20.2 million was recognized during the six months ended June 30, 2022, resulting from the Company's actual experience with claims developing differently as compared to the Company's estimates at December 31, 2021. Original estimates are increased or decreased, as additional information becomes known regarding individual claims. The ratio of current year medical claims paid as a percentage of current year Net medical claims incurred was 79.6% for the six months ended June 30, 2023, and 77.2% for the six months ended June 30, 2022. This ratio serves as an indicator of claims processing speed, indicating that claims were processed at a faster rate during the six months ended June 30, 2023, than during the six months ended June 30, 2022.
8. Letter of Credit
On April 19, 2018, the Company entered into a secured letter of credit agreement (the "Letter") required for its subsidiary, the Company, for an aggregate amount of up to $2.5 million. The Letter is with a commercial lender and it renews on an annual basis. The Letter bears interest at a rate of 0.75%. On April 19, 2023, the Letter expired and at the time of expiration there was an unused balance of $2.5 million which was released to the Company. There was an unused balance of $2.5 million at December 31, 2022.

9. Stockholders' Equity and Convertible Preferred Stock
Stockholders' Equity
The Company was authorized to issue up to 2,500,000,000 shares of Class A common stock at June 30, 2023 and December 31, 2022, respectively, and up to 500,000,000 shares of Class B common stock at June 30, 2023 and December 31, 2022. At June 30, 2023 and December 31, 2022, there were 395,770,670 and 383,998,718 shares of Class A common stock issued and outstanding, respectively. There were 87,867,732 and 94,394,852 shares of Class B common stock issued and outstanding at June 30, 2023 and December 31, 2022, respectively. Class B common stock has 10 votes per share, and Class A common stock has one vote per share. The Company had 5,445,714 and 2,072,752 shares held in treasury at June 30, 2023 and December 31, 2022, respectively. These amounts represent shares withheld to cover taxes upon vesting of employee stock-based awards.
At June 30, 2023, the Company was authorized to issue 25,000,000 shares of preferred stock having a par value of $0.0001 per share, and the Company's Board has the authority to determine the rights, preferences, privileges, and restrictions, including voting rights, of those shares. At June 30, 2023, there were no shares of preferred stock issued and outstanding.

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
The Company determined that it does have a significant influence over Character Biosciences and, therefore, it began accounting for its common stock investment in Character Biosciences using the equity method on February 4, 2022. The Company derecognized all of Character Biosciences' assets and liabilities from its balance sheet and its noncontrolling interest related to Character Biosciences, and recognized the retained common stock and preferred stock equity interests at fair values of $3.7 million and $4.9 million, respectively, which are included in Equity method investment and Other assets, non-current on the Condensed Consolidated Balance Sheets, and recognized a loss of $1.2 million for the three months ended June 30, 2022, which is included within Loss (gain) on investment on the Condensed Consolidated Statements of Operations and Comprehensive Loss.
As the Company applies the equity method to account for its common stock interest in Character Biosciences, the initial value of the investment is adjusted periodically to recognize (i) the proportionate share of the investee's net income or losses after the date of investment, (ii) additional contributions made and dividends or distributions received, and (iii) impairment losses resulting from adjustments to net realizable value. The Company eliminates all intercompany transactions in accounting for equity method investments and records the proportionate share of the investee's net income or loss in equity within gain on investment on the Condensed Consolidated Statements of Operations and Comprehensive Loss.
With respect to the Company's preferred stock equity interest in Character Biosciences, the Company elected the measurement alternative to value this equity investment without a readily determinable fair value in accordance with ASC 321, Investments – Equity Securities. The carrying amount of the investment is included within Other assets, non-current in the Condensed Consolidated Balance Sheets. In accordance with ASC 321, for each reporting period, the Company completes a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired.
In accordance with ASC 323, the Company recognized the proportionate share of Character Bioscience's net losses up to the investment carrying amount, at December 31, 2022, the Company discontinued applying the equity method to account for its common stock interest in Character Biosciences as the Company's net losses exceeded the Company's investment carrying amount. The equity method investment in Character Biosciences was reduced to zero and no further losses were recorded in the Company's interim unaudited condensed consolidated financial statements as the Company did not guarantee obligations of the investee company nor has not committed additional funding. The Company will begin recognizing its share of net income only when it is greater than the cumulative net losses not recognized during the period the equity method was suspended.
On January 23, 2023, Character Biosciences, completed a second private capital transaction in which it raised an additional capital from the issuance of additional shares of its preferred stock. Upon completion of this transaction, the Company's ownership percentage in Character Biosciences decreased to 23.92%.

11. Employee Benefit Plans
Employee Retirement Savings Plan
The Company has a defined contribution retirement savings plan (the "401(k) Plan") covering eligible employees, which includes safe harbor matching contributions based on the amount of employees' contributions to the 401(k) Plan. The Company contributes to the 401(k) Plan annually 100.0% of the first 4.0% compensation that is contributed by the employee up to 4.0% of eligible annual compensation after one year of service. The Company's service contributions to the 401(k) Plan amounted to approximately $0.4 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively, and $0.9 million and $0.7 million for the six months ended June 30, 2023 and 2022, respectively, and are included within Salaries and benefits on the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company's cash match is invested pursuant to the participant's contribution direction. Employer contributions are immediately 100.0% vested.

Stock-based Compensation
The Company's 2020 Equity Incentive Plan (the "2020 Plan") provides for grants of restricted stocks units ("RSUs") and stock options to acquire shares of the Company's common stock, par value $0.0001 per share, to employees, directors, officers, and consultants of the Company, and the Company's 2020 Management Incentive Plan (the "2020 MIP") provides for grants of RSUs to the Company's Executive Chair and CEO. During the year ended December 31, 2021, the Company approved the 2020 Plan and the 2020 MIP, and the Company's 2014 Equity Incentive Plan (the "2014 Plan") was terminated. On March 9, 2022, the Board adopted the 2022 Inducement Award Plan (the "Inducement Plan" and, collectively with the 2020 Plan, the 2020 MIP, and the 2014 Plan, the "Plans") and reserved 11,000,000 shares of Class A common stock for issuance under the Inducement Plan. The Inducement Plan was adopted by the Board without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, awards under the Inducement Plan may be made only to an employee who has not previously been an employee or member of the Board, or following a bona fide period of non-employment, if he or she is granted such award in connection with his or her commencement of employment with the Company, and such grant is an inducement material to his or her entering into employment with the Company.
The 2020 Plan has an evergreen provision that requires the number of shares available for issuance under the plan to be increased on the first day of each fiscal year beginning with the 2022 fiscal year and ending on (and including) the last day of the 2024 fiscal year, in each case, in an amount equal to the lesser of (i) seven percent (7%) of the outstanding shares of Class A Common Stock on the last day of the immediately preceding fiscal year and (ii) such number of shares of Class A Common Stock determined by the Board; provided that for each fiscal year beginning with the 2025 fiscal year through the fiscal year that includes the expiration date of the plan, each such increase shall be reduced to the lesser of five percent (5%) of the outstanding shares of Class A Common Stock on the last day of the immediately preceding fiscal year or such number of shares as determined by the Board.
The maximum number of shares of the Company's common stock reserved for issuance over the term of the Plans, shares outstanding under the Plans, and shares remaining under the Plans at June 30, 2023 and December 31, 2022, respectively, were as follows:

June 30, 2023	Shares Authorized Under Plans	Shares Outstanding Under Plans	Shares Remaining Under Plans
2014 Plan	54,402,264	35,180,733	N/A
2020 Plan	58,521,709	42,534,606	9,776,061
2020 MIP	33,426,983	26,741,587	—
Inducement Plan	11,000,000	6,930,233	2,131,783

December 31, 2022	Shares Authorized Under Plans	Shares Outstanding Under Plans	Shares Remaining Under Plans
2014 Plan	54,402,264	36,378,558	N/A
2020 Plan	31,884,272	29,805,319	242,473
2020 MIP	33,426,983	30,084,285	—
Inducement Plan	11,000,000	11,000,000	—

The Plans are administered by the Talent and Compensation Committee of the Board (the "Compensation Committee"). Stock options granted under the Plans are subject to the terms and conditions described in the applicable Plan and the applicable stock option grant agreement. The exercise prices, vesting, and other restrictions applicable to the stock options are determined at the discretion of the Compensation Committee, except that the exercise price per share of incentive stock options may not be less than 100.0% of the fair value of a share of common stock on the date of grant. Stock options awarded under the Plans expire 10 years after the grant date. Incentive stock options and non-statutory options granted to employees, directors, officers, and consultants of the Company typically vest over four or five years. RSU awards are subject to the terms and conditions set forth in the Plans and the applicable RSU grant agreement. Vesting and other restrictions applicable to RSU awards are determined at the discretion of the Compensation Committee. The number of shares of common stock subject to an RSU award is determined by dividing the cash value of an RSU award by the average closing price of a share of the Company's Class A common stock over a specified period through the date of grant, and such awards typically vest over four years from the grant date. The total estimated fair value is amortized as an expense over the requisite service period as approved by the Compensation Committee.
The Company recorded stock-based compensation expense for options, RSUs, and restricted units with performance-based vesting ("PRSUs") granted under the Plans, and discounts offered in connection with the Company's 2020 Employee Stock Purchase Plan ("ESPP") of $36.1 million and $41.9 million during the three months ended June 30, 2023 and 2022, respectively, and $74.7 million and $82.6 million during the six months ended June 30, 2023 and 2022, respectively, and such expenses are presented within Salaries and benefits in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.
Compensation cost presented within Salaries and benefits within the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss were as follows:

Three Months Ended June 30,	2023	2022
	(in thousands)
Stock options	$748	$1,175
RSUs	20,936	18,368
PRSUs	14,398	22,197
ESPP	26	187
Total compensation cost recognized for stock-based compensation plans	$36,108	$41,927

Six Months Ended June 30,	2023	2022
	(in thousands)
Stock options	$2,089	$2,479
RSUs	41,936	35,283
PRSUs	30,593	44,558
ESPP	107	247
Total compensation cost recognized for stock-based compensation plans	$74,725	$82,567
At June 30, 2023, there was approximately $469.5 million of unrecognized stock-based compensation expense related to unvested stock options, unvested RSUs, unvested PRSUs, and the ESPP, estimated to be recognized over a period of four years. The Company recognized $14.4 million and $22.2 million in share-based compensation related to PRSUs for the three months ended June 30, 2023 and 2022, respectively, and $30.6 million and $44.6 million for the six months ended June 30, 2023 and 2022, respectively. The Company has granted PRSUs to certain executives, which become eligible to vest if prior to the vesting date the average closing price of one share of the Company's common stock for 90 consecutive days equals or exceeds a specified price (the "Market PRSUs"). The expense referenced above is mainly attributable to Market PRSUs that vest based on pre-established milestones including Company performance. These milestones primarily consist of the volume-weighted average stock closing price ranging from $20 to $30 for 90 consecutive days. The grant date fair value of the Market PRSUs is recognized as expense over the vesting period under the accelerated attribution method and is not adjusted in future periods for the success or failure to achieve the specified market condition. At June 30, 2023, the market condition component of these awards has not been met, so the awards have not been earned. This expense represents more than 40% of the total compensation cost recognized for the six months ended June 30, 2023 related to stock-based compensation plans which is presented within Salaries and benefits in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.

Stock Options
A summary of option activity under the 2020 Plan during the six months ended June 30, 2023, was as follows:

	Number of stock options	Weighted-average exercise price
Outstanding, January 1, 2023	1,364,822	$8.88
Granted during 2023	—	—
Exercised	—	—
Forfeited	(293,698)	8.88
Outstanding, June 30, 2023	1,071,124	$8.88
A summary of stock option activity under the 2014 Plan during the six months ended June 30, 2023, was as follows:

	Number of stock options	Weighted-average exercise price
Outstanding, January 1, 2023	25,631,686	$2.35
Granted during 2023	—	—
Exercised	(2,481)	1.36
Forfeited	(1,195,342)	2.30
Outstanding, June 30, 2023	24,433,863	$2.71
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company's common stock for those stock options that had exercise prices lower than the fair value of the Company's common stock.
At June 30, 2023, outstanding stock options, substantially all of which are expected to vest, had an aggregate intrinsic value of $469.5 million, and a weighted-average remaining contractual term of four years. At June 30, 2023, there were 22,519,144 stock options exercisable under the Plans, with an aggregate intrinsic value of $0.1 million, a weighted-average exercise price of $2.85 per share, and a weighted-average remaining contractual term of 5.75 years. The total value of stock options exercised during the six months ended June 30, 2023 and 2022, was none and $11.3 million, respectively. Cash received from stock option exercises during the six months ended June 30, 2023 and 2022, was none and $0.9 million, respectively.
Pursuant to the terms of the applicable Plan and stock option award agreement, employees may exercise stock options at any time after grant while maintaining the original vesting period. The proceeds from exercise of unvested stock options are recorded as a liability until the stock option vests at which time the liability is reclassified to equity. If the employee terminates or otherwise forfeits an unvested stock option that has been exercised early, the Company must redeem those shares at the original exercise price and remit payment of the forfeited portion of shares back to the employee.

Restricted Stock Units
A summary of total RSU activity is presented below:

	Number of RSUs	Weighted-average grant date fair value per share
Outstanding, January 1, 2022	21,294,841	$14.60
Granted during 2022	15,774,310	2.55
Released	(4,072,392)	14.97
Forfeited	(721,131)	5.86
Outstanding, June 30, 2022	32,275,628	$8.86

Outstanding, January 1, 2023	49,617,199	$6.48
Granted during 2023	17,937,698	0.98
Released	(8,335,410)	8.48
Forfeited	(4,433,218)	3.15
Outstanding, June 30, 2023	54,786,269	$4.64
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

Six months ended June 30, 2023
Expected volatility (1)	40.7%
Risk-free interest rate (2)	0.5
Dividend yield (3)	—
(1) Expected volatility is based on a blend of peer group company historical data adjusted for the Company's leverage.
(2) Risk-free interest rate based on U.S. Treasury yields with a term equal to the remaining Performance Period at the grant date.
(3) Dividend yield was assumed to be zero as the Company does not anticipate paying dividends.

A summary of PRSU activity is presented below:

	Number of PRSUs	Weighted-average grant date fair value per share
Non-vested, January 1, 2022	27,818,524	$9.58
Granted during 2022	—	—
Vested	(13,264)	8.90
Forfeited	(265,306)	9.11
Non-vested at June 30, 2022	27,539,954	$9.58

Non-vested, January 1, 2023	29,945,235	$8.92
Granted during 2023	1,194,689	0.94
Vested	(13,265)	8.90
Forfeited	(30,754)	8.96
Non-vested at June 30, 2023	31,095,905	$8.62
At June 30, 2023, there was $59.3 million of unrecognized share-based compensation expense related to PRSUs, which is expected to be recognized over a period of four years.
2020 Employee Stock Purchase Plan

On January 6, 2021, stockholders approved the ESPP. The ESPP provides a means by which eligible employees and/or eligible service providers of either the Company or designated related companies and affiliates may be given an opportunity to purchase shares of Class A common stock at a 15.0% discount from the fair market value of the common stock as determined on specific dates at specified intervals. Subject to adjustments provided in the ESPP that are discussed below, the maximum number of shares of common stock that may be purchased under the ESPP is 10,152,025 shares, and the maximum number of shares that may be purchased on any single purchase date by any one participant is 5,000 shares. At June 30, 2023, 9,311,065 shares of Class A common stock were available for issuance under the ESPP.

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
The initial offering period for the ESPP was five months, which commenced on September 1, 2021, and ended on January 31, 2022. The second offering period began on March 14, 2022, and ended November 22, 2022, and the third offering period began on November 23, 2022, and ended on May 21, 2023. The fourth offering period began on May 22, 2023 and is scheduled to end on November 21, 2023.

At June 30, 2023, 840,960 shares of the Company's Class A common stock have been purchased or distributed pursuant to the ESPP.
The assumptions that the Company used in the Black-Scholes option-pricing model to determine the fair value of the purchase rights under the ESPP for the three months ended June 30, 2023, are as follows:

Six months ended June 30, 2023
Weighted-average risk-free interest rate	5.4%
Expected term (in years)	0.50
Expected volatility	69.8%

12. Income Taxes
The consolidated effective tax rate of the Company for the three and six months ended June 30, 2023 and 2022, was 0.0%. The Company continues to be in a net operating loss and net deferred tax asset position. As a result, and in accordance with accounting standards, the Company recorded a valuation allowance to reduce the value of the net deferred tax assets to zero. The Company believes that at June 30, 2023, it had no material uncertain tax positions. Interest and penalties related to unrecognized tax expense (benefits) are recognized in income tax expense, when applicable.
There were no material liabilities for interest and penalties accrued at June 30, 2023 and December 31, 2022.
13. Net Loss per Share
Net Loss per Share
Basic and diluted net loss per share attributable to Class A common stockholders and Class B common stockholders (collectively, "Common Stockholders") for the years indicated was calculated as follows:

	Three Months Ended June 30,
	2023	2022
	(in thousands, except per share and share amounts)
Net loss	$(28,814)	$(104,362)
Net loss attributable to Common Stockholders	(28,814)	(104,362)
Basic and diluted weighted average number of common shares and common share equivalents outstanding	479,163,752	476,061,809
Net loss per share attributable to Common Stockholders—basic and diluted	$(0.06)	$(0.22)

	Six Months Ended June 30,
	2023	2022
	(in thousands, except per share and share amounts)
Net loss	$(101,420)	$(179,852)
Net loss attributable to Common Stockholders	(101,420)	(179,852)
Basic and diluted weighted average number of common shares and common share equivalents outstanding	479,819,237	474,553,609
Net loss per share attributable to Common Stockholders—basic and diluted	$(0.21)	$(0.38)

Because the Company had a Net loss during the three and six months ended June 30, 2023 and 2022, the Company's potentially dilutive securities, which include stock options, RSUs, PRSUs, preferred stock, and warrants to purchase shares of common stock and preferred stock, have been excluded from the computation of diluted net loss per share, as the effect would be anti-dilutive. Therefore, during these periods, the diluted common shares outstanding equals the average common shares outstanding. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to Common Stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,
	2023	2022
Options to purchase common stock	25,504,988	27,966,433
RSUs	54,786,269	32,275,628
PRSUs	31,095,905	27,539,954
Total anti-dilutive shares excluded from computation of net loss per share	111,387,162	87,782,015

	Six Months Ended June 30,
	2023	2022
Options to purchase common stock	25,504,988	27,966,433
RSUs	54,786,269	32,275,628
PRSUs	31,095,905	27,539,954
Total anti-dilutive shares excluded from computation of net loss per share	111,387,162	87,782,015
14. Commitments and Contingencies
Legal Actions
Various lawsuits against the Company may arise in the ordinary course of the Company's business. Contingent liabilities arising from ordinary course litigation, income taxes and other matters are not expected to be material in relation to the financial position of the Company. At June 30, 2023, and December 31, 2022, respectively, there were no material known contingent liabilities arising outside the normal course of business other than as set forth below.
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

On April 21, 2023, the parties to the securities class action entered into a memorandum of understanding providing for the settlement of the action. Subject to final court approval, the class will receive $22.0 million dollars (less an award of fees and expenses to the plaintiffs’ counsel, as determined by the court), the defendants (including the Company) will receive customary releases, and the litigation will be concluded. The Company has received $19.5 million in insurance proceeds that it is using to fund the settlement. On June 29, 2023, the Company deposited $7.7 million, in an escrow account for settlement purposes, with the remaining $14.3 million (the balance of the $22.0 million) to be deposited by the Company in the account in the third quarter. The Company previously filed a lawsuit in Delaware state court against certain of its insurers for full payment of its liabilities related to this securities litigation. The Company intends to continue to pursue that litigation against the insurance carrier defendants to seek to recover additional funds, and it intends to oppose any efforts by the carrier defendants to recoup insurance proceeds that they have advanced to date.

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
On June 21, 2023, the plaintiffs in the derivative lawsuits, on the one hand, and the Company, on the other hand, entered into a binding memorandum of understanding providing for the settlement of the derivative actions. Subject to negotiation of definitive documentation and final court approval, the defendants in the derivative lawsuits will receive customary releases and the Company will implement a suite of corporate governance enhancements. The settlement does not involve any monetary payment, other than payment of an award of fees and expenses to plaintiffs’ counsel, which has not yet been determined.

Guaranty Assessments
Under state guaranty assessment laws, including those related to state cooperative failures in the industry, the Company may be assessed, up to prescribed limits, for certain obligations to the policyholders and claimants of insolvent insurance companies that write the same line or lines of business as the Company.

15. Non-Insurance
In April 2021, the Company began participating in the Global and Professional Direct Contracting of the Centers for Medicare & Medicaid Services ("CMS"), which utilizes a structured model intended to reduce expenditures and preserve or enhance quality of care for people with Medicare fee-for-service ("FFS"). CMS redesigned the DC Model and renamed the model the ACO Realizing Equity, Access, and Community Health (REACH) Model ("ACO REACH Model") effective January 1, 2023. As a participating entity in the DC Model, referred to as the ACO REACH Model at January 1, 2023, with a global risk arrangement, the Company assumes the responsibility of guaranteeing the performance of its care network. The ACO REACH Model is intended to reduce administrative burden and support a focus on complex, chronically ill patients. The Company's operations in connection with the ACO REACH Model is included in the Non-Insurance operating segment. See Note 16 (Operating Segments) for additional information.
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
For additional information, see Note 2 (Summary of Significant Accounting Policies) and Note 22 (Non-Insurance) in the 2022 Form 10-K.
The tables below include the financial statement impacts of the performance guarantee:

	June 30, 2023	December 31, 2022
	(in thousands)
Non-Insurance performance year receivable	$377,239	$—
Non-Insurance performance year obligation (1)	441,417	73,844
(1) This obligation represents the consideration due to providers, net of the shared savings or loss for the period and amortization of the liability.

	Six months ended June 30, 2023	Six months ended June 30, 2022
	(in thousands)
Amortization of the Non-Insurance performance year receivable	$(373,458)	$(1,164,682)
Amortization of the Non-Insurance performance year obligation	373,458	1,164,682

Non-Insurance revenue	399,273	1,172,268
16. Operating Segments
The Company manages its operations based on two reportable operating segments: Insurance and Non-Insurance. Through the Insurance segment, the Company provides PPO and HMO plans to Medicare Advantage members in several states. The Company's Non-Insurance segment consists of its operations in connection with its participation in CMS' Global and Professional Direct Contracting and ACO REACH programs. All other clinical services and all corporate overhead not included in the Insurance or Non-Insurance segments are included within Corporate/Other. These segment groupings are consistent with information used by the Chief Executive Officer, the Company's CODM, to assess performance and allocate resources.

The operations of the Company are organized into the following two segments:

•Insurance Segment includes operations related to the Company's MA plans, which generally provide access to a wide network of primary care providers, specialists, and hospitals.

•Non-Insurance Segment includes the Company's operations relating to CMS' ACO REACH Model, which provides options aimed at reducing expenditures and preserving or enhancing quality of care for beneficiaries.
Corporate/Other includes other clinical services not included in Medicare Advantage and Global and Professional Direct Contracting Model and all other corporate overhead. Clinical services is comprised of Clover Home Care and other clinical services that are offered to eligible beneficiaries.
During the first quarter of 2022, the Company updated the names of its Medicare Advantage and Global and Professional Direct Contracting Model segments to the Insurance and Non-Insurance segments, respectively. The Company believes that this approach better reflects each segment's current role and contribution to its business. There has been no change to the existing composition of these segments, and previously reported consolidated and segment-level financial results of the Company were not impacted by these changes.
The table below summarizes the Company's results by operating segment:

	Insurance	Non-Insurance	Corporate/Other	Eliminations	Consolidated Total
Three months ended June 30, 2023	(in thousands)
Premiums earned, net (net of ceded premiums of $113)	314,383	—	—	—	314,383
Non-Insurance revenue	—	193,490	—	—	193,490
Other income	2,015	1,316	12,459	(10,035)	5,755
Intersegment revenues	—	—	45,654	(45,654)	—
Net medical claims incurred	242,839	192,692	3,682	(2,259)	436,954
Gross profit (loss)	73,559	2,114	54,431	(53,430)	76,674

Total assets	478,797	555,982	970,942	(747,724)	1,257,997

	Insurance	Non-Insurance	Corporate/Other	Eliminations	Consolidated Total
Six months ended June 30, 2023	(in thousands)
Premiums earned, net (net of ceded premiums of $235)	631,469	—	—	—	631,469
Non-Insurance revenue	—	399,273	—	—	399,273
Other income	3,854	1,744	29,770	(24,707)	10,661
Intersegment revenues	—	—	68,885	(68,885)	—
Net medical claims incurred	517,343	390,393	7,130	(5,422)	909,444
Gross profit (loss)	117,980	10,624	91,525	(88,170)	131,959

Total assets	478,797	555,982	970,942	(747,724)	1,257,997

	Insurance	Non-Insurance	Corporate/Other	Eliminations	Consolidated Total
Three months ended June 30, 2022	(in thousands)
Premiums earned, net (net of ceded premiums of $119)	268,505	—	—	—	268,505
Non-Insurance revenue	—	577,370	—	—	577,370
Other income	220	20	15,441	(14,856)	825
Intersegment revenues	—	—	27,029	(27,029)	—
Net medical claims incurred	247,275	612,122	2,547	(3,158)	858,786
Gross profit (loss)	21,450	(34,732)	39,923	(38,727)	(12,086)

Total assets	426,723	1,298,224	1,143,146	(804,887)	2,063,206

	Insurance	Non-Insurance	Corporate/Other	Eliminations	Consolidated Total
Six months ended June 30, 2022	(in thousands)
Premiums earned, net (net of ceded premiums of $238)	546,674	—	—	—	546,674
Non-Insurance revenue	—	1,172,268	—	—	1,172,268
Other income	491	20	42,840	(41,214)	2,137
Intersegment revenues	—	—	46,165	(46,165)	—
Net medical claims incurred	515,401	1,206,121	5,175	(6,189)	1,720,508
Gross profit (loss)	31,764	(33,833)	83,830	(81,190)	571

Total assets	426,723	1,298,224	1,143,146	(804,887)	2,063,206
A reconciliation of the reportable segments' gross profit to the Net loss included in the Consolidated Statements of Operations and Comprehensive Loss is as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Gross profit	$76,674	$(12,086)	$131,959	$571

Salaries and benefits	62,437	70,491	132,644	139,582
General and administrative expenses	42,433	47,040	99,841	104,737
Premium deficiency reserve benefit	(5,138)	(27,476)	(6,948)	(54,952)
Depreciation and amortization	999	586	1,278	1,412
Restructuring costs	4,750	—	6,557	—
Interest expense	7	390	7	793
Amortization of notes and securities discounts	—	18	—	18
Gain on investment	—	1,227	—	(11,167)
Net loss	$(28,814)	$(104,362)	$(101,420)	$(179,852)
17. Dividend Restrictions
The Company's regulated insurance subsidiaries are subject to regulations and standards in their respective jurisdictions. These standards, among other things, require these subsidiaries to maintain specified levels of statutory capital and limit the timing and amount of dividends and other distributions that may be paid to their parent companies. Therefore, the Company's regulated insurance subsidiaries' ability to declare and pay dividends is limited by state regulations including obtaining prior approval by the New Jersey Department of Banking and Insurance. At June 30, 2023 and December 31, 2022, neither of the regulated insurance subsidiaries had been authorized nor paid any dividends.

18. Restructuring costs
On April 17, 2023, the Company announced it would implement certain business transformation initiatives, including an agreement to move its core plan operations to UST HealthProof’s (“UST HealthProof”) integrated technology platform and additional corporate restructuring actions. The agreement with UST HealthProof includes the transition of certain of the Company’s plan operation functions in support of its Medicare Advantage members pursuant to a master services agreement. In addition to the arrangement with UST HealthProof, the Company also announced a recently conducted reduction in force to better align its Selling, General, and Administrative cost structure with its revenue base. This restructuring resulted in the elimination of approximately 10% of the Company's workforce. The Company incurred costs related to these business transformation initiatives, which consisted of employee termination benefits, vendor related costs, and other costs, which are accounted for as exit and disposal costs and recorded pursuant to ASC 420, Exit or Disposal Cost Obligations. For those costs determined to be one-time termination benefits the Company established a liability for the restructuring related expenses when the plan was established, the remaining costs will be expensed as incurred.
The Restructuring costs are presented in the Company's Condensed Consolidated Statement of Operations and Comprehensive Loss, which were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2023
	(in thousands)
Employee termination benefits	$3,337	$4,562
Vendor related costs	1,122	1,921
Other	291	74
Total Restructuring Costs	$4,750	$6,557
As of June 30, 2023, the liability for employee termination benefits was recorded in Accrued salaries and benefits and the liability for vendor related costs and other expenses were recorded in Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets. The liability recorded reflects the Company's best estimate, which may be revised in subsequent periods as the restructuring progresses. The Company expects the total restructuring expense for these initiatives to be in the range of approximately $7.0 to $9.0 million, the remainder of which are expected to be substantially incurred over the next 12 months. The restructuring costs are recorded within the Corporate/Other operating segment.

	Employee Termination Benefits	Vendor related costs	Other	Total
	(in thousands)
Liability as of December 31, 2022	$—	$—	$—	$—
Charges	4,562	1,921	74	6,557
Cash Payments	(1,329)	(832)	(74)	(2,235)
Liability as of June 30, 2023	$3,233	$1,089	$—	$4,322
Total cumulative costs incurred as of June 30, 2023	$4,562	$1,921	$74	$6,557

19. Subsequent Events
At June 30, 2023 the Company held $82.7 million in escrow related to the financial guarantee as required with CMS, which is considered restricted cash in nature as shown on the Company's Condensed Consolidated Statements of Cash Flows. On July 12, 2023 the Company entered into an agreement with CMS and a third-party to satisfy the financial threshold determined by CMS. This agreement allowed the Company to release $30.0 million of restricted cash previously held in the escrow account and recognized as Surety bonds and deposits on the Company's Condensed Consolidated Balance Sheets. Thus, the restricted cash held in escrow has been reduced to $52.7 million with the $30.0 million recognized as unrestricted cash.
The Company has scheduled a special meeting of stockholders for August 30, 2023, at which the stockholders will vote on a proposal to authorize its Board of Directors to amend the Company's Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company's outstanding shares of Class A common stock and Class B common stock, at a reverse stock split ratio range of 1-for-5 to 1-for-20, and to reduce the number of authorized shares of the Company's Class A common stock and Class B common stock by a corresponding ratio. The Company filed a definitive proxy statement related to the special meeting with the SEC on July 21, 2023. If the stockholders approve this proposal, the Company's Board of Directors will have the discretion to implement a reverse stock split within the approved split range for twelve months following the date of the special meeting.

On July 31, 2023, the Company received formal notice from The Nasdaq Stock Market, LLC ("Nasdaq") stating that the Company has regained compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5450(a)(1) The Company previously received a written notice from Nasdaq on April 20, 2023 notifying the Company that it had failed to meet the $1.00 per share minimum bid price requirement for continued inclusion on The Nasdaq Global Select Market.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the interim unaudited condensed consolidated financial statements and notes thereto for the six months ended June 30, 2023, contained in this Quarterly Report on Form 10-Q (the "Form 10-Q") and the consolidated financial statements and notes thereto for the year ended December 31, 2022, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the "SEC") on March 1, 2023 (the "2022 Form 10-K"). This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of the 2022 Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. See "Cautionary Note Regarding Forward-Looking Statements" for additional information. Unless the context otherwise requires, references in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" to "we," "us," "our," "Clover," "Clover Health," and the "Company" mean the business and operations of Clover Health Investments, Corp. and its consolidated subsidiaries.
Overview
At Clover Health, our vision is to empower Medicare physicians to identify and manage chronic diseases early. Our strategy is to improve the care of people with Medicare, develop wide physician networks, and provide technology to help empower physicians. Our proprietary software platform, Clover Assistant, helps us execute this strategy by enabling physicians to detect, identify, and manage chronic diseases earlier than they otherwise could. This technology is a cloud-based software platform that provides physicians with access to data-driven and personalized insights for the patients they treat. This software is used in both our Insurance segment and our Non-Insurance segment.
We operate Preferred Provider Organization ("PPO") and Health Maintenance Organization ("HMO") Medicare Advantage ("MA") plans for Medicare-eligible individuals. We aim to provide high-quality, affordable healthcare for all Medicare beneficiaries. We offer most members in our MA plans (the "members") among the lowest average out-of-pocket costs for primary care provider and specialist co-pays, drug deductibles and drug costs in their markets. We strongly believe in providing our members provider choice, and we consider our PPO plan to be our flagship insurance product. An important feature of our MA product is wide network access. We believe the use of Clover Assistant and related data insights allows us to improve clinical decision-making through a highly scalable platform. At June 30, 2023, we operated our MA plans in eight states and 220 counties, with 82,526 members.
On April 1, 2021, our subsidiary, Clover Health Partners, LLC ("Health Partners"), began participating as a Direct Contracting Entity ("DCE") in the Global and Professional Direct Contracting Model ("DC Model") of the Centers for Medicare and Medicaid Services ("CMS"), which transitioned to the Accountable Care Organization Realizing Equity, Access, and Community Health Model ("ACO REACH Model" or "ACO REACH") in January 2023. Our DCE assumes full risk (i.e., 100.0% shared savings and shared losses) for the total cost of care of aligned Medicare fee-for-service ("FFS") beneficiaries (the "Non-Insurance Beneficiaries" and, collectively with the members, "Lives under Clover Management" or the "beneficiaries"). Through our Direct Contracting operations, we focus on leveraging Clover Assistant to enhance healthcare delivery, reduce expenditures, and improve care for our Non-Insurance Beneficiaries. At the beginning of January 2023, we had approximately 605 contracted participant providers who manage primary care for our Non-Insurance Beneficiaries in 13 states. Additionally, at the beginning of January 2023, we had approximately 1,540 preferred providers and preferred facilities in our ACO REACH network. At June 30, 2023, we had approximately 620 contracted participant providers who manage primary care for our Non-Insurance Beneficiaries in 12 states. Additionally, at June 30, 2023, we had approximately 1,325 preferred providers and preferred facilities in our ACO REACH network. In connection with the 2023 performance year, we strategically reduced the number of ACO REACH participating physicians, which resulted in a shift in our beneficiary alignment. Our participation in the DC Model has enabled us to move beyond the MA market and serve the Medicare fee-for-service ("FFS") market, which is the largest segment of Medicare. We believe that expanding into the FFS market is not only a strategic milestone for Clover but also demonstrates the scalability of Clover Assistant.
For any information following the aforementioned paragraph, the Company will refer to its participation in ACO REACH Model or the Company's participation in the predecessor DC Model as ACO REACH Model.
At June 30, 2023, we were partnering with providers to care for 134,919 Lives under Clover Management, which included 82,526 Insurance members and 52,393 aligned Non-Insurance beneficiaries.
Recent Developments
Geographic Presence
Beginning in 2024, our MA plans will be available in a total of 200 counties and 5 states.

Certain Business Transformation Initiatives
On April 17, 2023, the Company announced it would implement certain business transformation initiatives, including an agreement to move its core plan operations to UST HealthProof’s (“UST HealthProof”) integrated technology platform and additional corporate restructuring actions. The agreement with UST HealthProof includes the transition of certain of the Company’s plan operation functions in support of its Medicare Advantage members pursuant to a master services agreement. In addition to the arrangement with UST HealthProof, the Company also announced a recently conducted reduction in force to better align its Selling, General, and Administrative cost structure with its revenue base. For the three and six months ended June 30, 2023 the Company recorded $4.8 million and $6.6 million of restructuring charges related to these business transformation initiatives, which consisted of employee termination benefits, vendor related costs, and other costs. Refer to Note 18 “Restructuring costs” of the notes to interim unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q. The Company expects the total restructuring expense for these initiatives to be in the range of approximately $7.0 to $9.0 million, the remainder of which are expected to be substantially incurred over the next 12 months.
Compliance with NASDAQ Minimum Bid Price Requirement / Special Meeting to Vote on Reverse Stock Split
The Company has scheduled a special meeting of stockholders for August 30, 2023, at which the stockholders will vote on a proposal to authorize our Board of Directors to amend our Amended and Restated Certificate of Incorporation to effect a reverse stock split of our outstanding shares of Class A common stock and Class B common stock, at a reverse stock split ratio range of 1-for-5 to 1-for-20, and to reduce the number of authorized shares of our Class A common stock and Class B common stock by a corresponding ratio. The Company filed a definitive proxy statement related to the special meeting with the SEC on July 21, 2023. If the stockholders approve this proposal, our Board of Directors will have the discretion to implement a reverse stock split within the approved split range for twelve months following the date of the special meeting. On July 31, 2023, the Company received formal notice from The Nasdaq Stock Market, LLC ("Nasdaq") stating that the Company has regained compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5450(a)(1). The Company had previously received a written notice from Nasdaq on April 20, 2023 notifying the Company that it had failed to meet the $1.00 per share minimum bid price requirement for continued inclusion on The Nasdaq Global Select Market.
Key Performance Measures of Our Operating Segments
Operating Segments
We manage our operations based on two reportable operating segments: Insurance and Non-Insurance. Through our Insurance segment, we provide PPO and HMO plans to Medicare Advantage members in several states. Our Non-Insurance segment consists of our operations in connection with our participation in the ACO REACH Model. All other clinical services and all corporate overhead not included in the reportable segments are included within Corporate/Other.
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

Six Months Ended June 30,	2023		2022
	Total	PMPM (1)	Total	PMPM (1)
	(Premium and expense amounts in thousands, except PMPM amounts)
Insurance members at period end (#)	82,526	N/A	86,629	N/A
Premiums earned, gross	$631,704	$1,262	$546,912	$1,065
Premiums earned, net	631,469	1,261	546,674	1,065
Insurance medical claim expense incurred, gross	517,401	1,034	515,593	1,004
Insurance net medical claims incurred	517,343	1,033	515,401	1,004
Medical care ratio, gross (2)	81.9%	N/A	94.3%	N/A
Medical care ratio, net	81.9	N/A	94.3	N/A
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
We define new and returning members on a calendar year basis. Any member who is active on July 1 of a given year is considered a returning member in the following year. Any member who joins a Clover plan after July 1 in a given year is considered a new member for the entirety of the following calendar year. We view our number of members and associated PMPM premiums earned and medical claim expenses, in the aggregate and on a PMPM basis, as useful metrics to assess our financial performance; member growth and retention aligns with our mission, drives our Total revenues, expands brand awareness, deepens our market penetration, creates additional opportunities to inform our data-driven insights to improve care and decrease medical claim expenses, and generates additional data to continue to improve the functioning of Clover Assistant. Among other things, the longer a member is enrolled in one of our insurance plans, the more data we collect and synthesize and the more actionable insights we generate. We believe these data-driven insights lead to better care delivery as well as improved identification, documentation and management of members' chronic conditions, helping to lower PMPM medical claim expenses.
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

Six months ended June 30, 2023	2023		2022
	Total	PBPM (1)	Total	PBPM (1)
	(Revenue and claims amounts in thousands, except PBPM amounts)
Non-Insurance Beneficiaries at period end	52,393	N/A	168,777	N/A
Non-Insurance revenue	$399,273	$2,461	$1,172,268	$1,140
Non-Insurance net medical claims incurred	390,393	2,406	1,206,121	1,138
Non-Insurance MCR (2)	97.8%	N/A	102.9%	N/A
(1) Calculated per beneficiary per month ("PBPM") figures are based on the applicable amount divided by beneficiary months in the given period. Beneficiary months represents the number of months beneficiaries are aligned to our ACO REACH Model.
(2) Defined as Non-Insurance net medical claims incurred divided by Non-Insurance revenues.
Non-Insurance Beneficiaries.
A Non-Insurance Beneficiary is defined as an eligible FFS covered life that has been aligned to our ACO REACH, Health Partners, via attribution to an ACO REACH-participant provider through alignment based on claims data or by beneficiary election through voluntary alignment. A beneficiary alignment is effective at the first of the month, for the full calendar month, regardless of whether eligibility is lost during the course of the month.

Non-Insurance revenue.
Non-Insurance revenue represents CMS' total expense incurred for medical services provided on behalf of Non-Insurance Beneficiaries during months in which they were alignment eligible during the performance year. Non-Insurance revenue is the sum of the capitation payments made to us for services within the scope of our capitation arrangement and FFS payments made to providers directly from CMS. Non-Insurance revenue is also known in the DC Model and ACO REACH Model as performance year expenditures and is the primary component used to calculate shared savings or shared loss versus the performance year benchmark. Non-Insurance revenue includes a direct reduction or increase of shared savings or loss, as applicable. Premiums and recoupments incurred in direct relation to the ACO REACH Model are recognized as a reduction or increase in Non-Insurance revenue, as applicable. We believe Non-Insurance revenue provides useful insight into the gross economic benefit generated by our business operations and allows us to evaluate our performance without regard to changes in our underlying reinsurance structure.
Non-Insurance net medical claims incurred.
Non-Insurance net medical claims incurred consist of the total incurred expense that CMS and we will remit for medical services provided on behalf of Non-Insurance Beneficiaries during the months in which they are alignment eligible and aligned to ACO REACH. Additionally, Non-Insurance net medical claims incurred are inclusive of fees paid to providers for Clover Assistant usage, care coordination, and any shared savings or shared loss agreements with providers.
Non-Insurance MCR.
We calculate our MCR by dividing Non-Insurance net medical claims incurred by Non-Insurance revenue in a given period. We believe our MCR is an indicator of our gross profitability and the ability to capture and analyze data over time to generate actionable insights for returning beneficiaries to improve care and reduce medical expenses.

Results of Operations
Comparison of the Three Months Ended June 30, 2023 and 2022
The following table summarizes our condensed consolidated results of operations for the three months ended June 30, 2023 and 2022. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended June 30, 2023		Change between 2023 and 2022
	2023	2022	($)	(%)
	(in thousands)
Revenues
Premiums earned, net (Net of ceded premiums of $113 and $119 for the three months ended June 30, 2023 and 2022, respectively)	$314,383	$268,505	$45,878	17.1%
Non-Insurance revenue	193,490	577,370	(383,880)	(66.5)
Other income	5,755	825	4,930	597.6
Total revenues	513,628	846,700	(333,072)	(39.3)
Operating expenses
Net medical claims incurred	436,954	858,786	(421,832)	(49.1)
Salaries and benefits	62,437	70,491	(8,054)	(11.4)
General and administrative expenses	42,433	47,040	(4,607)	(9.8)
Premium deficiency reserve benefit	(5,138)	(27,476)	22,338	(81.3)
Depreciation and amortization	999	586	413	70.5
Restructuring costs	4,750	—	4,750	*
Total operating expenses	542,435	949,427	(406,992)	(42.9)
Loss from operations	(28,807)	(102,727)	73,920	(72.0)

Interest expense	7	390	(383)	(98.2)
Amortization of notes and securities discount	—	18	(18)	(100.0)
Gain on investment	—	1,227	(1,227)	*
Net loss	$(28,814)	$(104,362)	$75,548	(72.4)%
*    Not presented because the current or prior period amount is zero or the amount for the line item changed from a gain to a loss (or vice versa) and thus yields a result that is not meaningful.
Premiums earned, net
Premiums earned, net increased $45.9 million, or 17%, to $314.4 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase was primarily due to the increased CMS premiums as a result of the 3.0 to 3.5 star rating effective January 1, 2023 and an increase in our risk adjustment revenue driving favorability as a result of the Company focusing on member retention.
Non-Insurance revenue
Non-Insurance revenue decreased $383.9 million, or 66%, to $193.5 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The decrease was primarily driven by a decrease in the number of our aligned Non-Insurance Beneficiaries from 168,777 at June 30, 2022, to 52,393 at June 30, 2023 primarily driven by the strategic reduction in Non-insurance Beneficiaries which occurred during the 2023 performance year.

Other income
Other income increased $4.9 million, or 598%, to $5.8 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase was primarily attributable to an increase from investment income partially impacted by a more favorable interest rate environment as compared to the prior period.

Net medical claims incurred
Total Net medical claims incurred for both Insurance and Non-Insurance decreased $421.8 million, or 49%, to $437.0 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The decrease was primarily driven by a decrease in net medical claims related to our strategic reduction in Non-Insurance Beneficiaries from $612.1 million for the three months ended June 30, 2022, to $192.7 million for the three months ended June 30, 2023. This was driven by a decrease in the number of our aligned Non-Insurance Beneficiaries from 168,777 at June 30, 2022, to 52,393 at June 30, 2023.

Salaries and benefits
Salaries and benefits decreased $8.1 million, or 11%, to $62.4 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. This decrease was primarily driven by the Company's restructuring activity which resulted in an approximate 10% decrease in overall headcount starting in April 2023.
General and administrative expenses
General and administrative expenses decreased $4.6 million, or 10%, to $42.4 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The decrease was primarily driven by the Company's 10% reduction in force which occurred in April 2023.
Premium deficiency reserve benefit
An approximately $5.1 million premium deficiency reserve benefit was recorded for the three months ended June 30, 2023, which was primarily driven by the release of the reserve related to our PPO plans, with the remaining balance entirely related to our HMO plan.
Gain on investment
In February 2022, Character Biosciences completed a private capital transaction in which it raised $17.9 million from the issuance of 16,210,602 shares of its preferred stock. After the Company evaluated its ownership interest in Character Biosciences, it began applying the equity method of accounting during the three months ended March 31, 2022, and for the three months ended June 30, 2022 recorded a gain on investment of $1.2 million, which is attributable to its proportionate share of the gain on equity of that entity during that period. Prior to the first quarter of 2022, this entity was consolidated on Clover's financial statements, and therefore the Company did not recognize a loss or gain on investment. In accordance with ASC 323, for the year ended December 31, 2022, the Company recognized the proportionate share of Character Bioscience's net losses up to the investment carrying amount. At December 31, 2022, the Company discontinued applying the equity method to account for our common stock interest in Character Biosciences as its net losses exceeded the investment carrying amount. The equity method investment in Character Biosciences was reduced to zero and no further losses were recorded in the Company's interim unaudited condensed consolidated financial statements as Clover did not guarantee obligations of the investee company or commit additional funding.
Restructuring costs
On April 17, 2023, the Company announced business transformation initiatives to accelerate the company's path to profitability, including an agreement to move its core plan operations to UST HealthProof’s integrated technology platform, reduction in force, and corporate restructuring actions. We recorded $4.8 million of restructuring charges for the three months ended June 30, 2023. As a result, we are incurring certain charges for non-retirement employee benefits and outside service contracts.

Comparison of the Six Months Ended June 30, 2023 and 2022
The following table summarizes our condensed consolidated results of operations for the six months ended June 30, 2023 and 2022. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Six Months Ended June 30,		Change between 2023 and 2022
	2023	2022	($)	(%)
	(in thousands)
Revenues
Premiums earned, net (Net of ceded premiums of $235 and $238 for the six months ended June 30, 2023 and 2022, respectively)	$631,469	$546,674	$84,795	15.5%
Non-Insurance revenue	399,273	1,172,268	(772,995)	(65.9)
Other income	10,661	2,137	8,524	398.9
Total revenues	1,041,403	1,721,079	(679,676)	(39.5)
Operating expenses
Net medical claims incurred	909,444	1,720,508	(811,064)	(47.1)
Salaries and benefits	132,644	139,582	(6,938)	(5.0)
General and administrative expenses	99,841	104,737	(4,896)	(4.7)
Premium deficiency reserve benefit	(6,948)	(54,952)	48,004	(87.4)
Depreciation and amortization	1,278	1,412	(134)	(9.5)
Restructuring costs	6,557	—	6,557	*
Total operating expenses	1,142,816	1,911,287	(768,471)	(40.2)
Loss from operations	(101,413)	(190,208)	88,795	(46.7)

Interest expense	7	793	(786)	(99.1)
Amortization of notes and securities discount	—	18	(18)	(100.0)
Gain on investment	—	(11,167)	11,167	*
Net loss	$(101,420)	$(179,852)	$78,432	(43.6)%
*    Not presented because the current or prior period amount is zero or the amount for the line item changed from a gain to a loss (or vice versa) and thus yields a result that is not meaningful.
Premiums earned, net
Premiums earned, net increased $84.8 million, or 15.5%, to $631.5 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase was primarily due to the increased CMS premiums as a result of the 3.0 to 3.5 star rating effective January 1, 2023 and an increase in our risk adjustment revenue driving favorability as a result of the Company focusing on member retention.
Non-Insurance revenue
Non-Insurance revenue decreased $773.0 million, or 65.9%, to $399.3 million for the six months ended June 30, 2023, compared to the three months ended June 30, 2022. The decrease was primarily driven by a decrease in the number of our aligned Non-Insurance Beneficiaries from 168,777 at June 30, 2022, to 52,393 at June 30, 2023 primarily driven by the strategic reduction in Non-insurance Beneficiaries which occurred during the 2023 performance year.
Other income
Other income increased $8.5 million, or 398.9%, to $10.7 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase was primarily attributable to an increase from investment income partially impacted by a more favorable interest rate environment as compared to the prior period.

Net medical claims incurred
Total Net medical claims incurred for both Insurance and Non-Insurance decreased $811.1 million, or 47.1%, to $909.4 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The decrease was primarily driven by a decrease in net medical claims related to our strategic reduction in Non-Insurance Beneficiaries from $1,206.1 million for the six months ended June 30, 2022, to $390.4 million for the six months ended June 30, 2023. This was driven by a decrease in the number of our aligned Non-Insurance Beneficiaries from 168,777 at June 30, 2022, to 52,393 at June 30, 2023.
Salaries and benefits
Salaries and benefits decreased $6.9 million, or 5.0%, to $132.6 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. This decrease was primarily driven by the Company's restructuring activity which resulted in an approximate 10% decrease in overall headcount starting in April 2023.
General and administrative expenses
General and administrative expenses decreased $4.9 million, or 4.7%, to $99.8 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The decrease was primarily driven by the reduction in force in connection to the corporate restructuring initiatives which occurred in April 2023.
Premium deficiency reserve benefit
An approximately $6.9 million premium deficiency reserve benefit was recorded for the six months ended June 30, 2023, which was primarily driven by the release of the reserve related to our PPO plans, with the remaining balance entirely related to our HMO plans.
Gain on investment
In February 2022, Character Biosciences completed a private capital transaction in which it raised $17.9 million from the issuance of 16,210,602 shares of its preferred stock. After the Company evaluated its ownership interest in Character Biosciences, it began applying the equity method of accounting during the three months ended March 31, 2022, and for the six months ended June 30, 2022 recorded a gain on investment of $11.2 million, which is attributable to its proportionate share of the gain on equity of that entity during that period. Prior to the first quarter of 2022, this entity was consolidated on Clover's financial statements, and therefore the Company did not recognize a loss or gain on investment. In accordance with ASC 323, for the year ended December 31, 2022, the Company recognized the proportionate share of Character Bioscience's net losses up to the investment carrying amount. At December 31, 2022, the Company discontinued applying the equity method to account for our common stock interest in Character Biosciences as its net losses exceeded the investment carrying amount. The equity method investment in Character Biosciences was reduced to zero and no further losses were recorded in the Company's interim unaudited condensed consolidated financial statements as Clover did not guarantee obligations of the investee company or commit additional funding.
Restructuring costs
On April 17, 2023, the Company announced business transformation initiatives to accelerate the company’s path to profitability, including an agreement to move its core plan operations to UST HealthProof’s integrated technology platform, reduction in force, and corporate restructuring actions. We recorded $6.6 million of restructuring charges for the six months ended June 30, 2023. As a result, we are incurring certain charges for non-retirement employee benefits and outside service contracts.

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

Consolidated Entities

At June 30, 2023, total restricted and unrestricted cash, cash equivalents, and investments were $689.8 million. Of this total, $272.8 million was specifically related to available-for-sale and held-to-maturity investment securities. At December 31, 2022, we had cash, cash equivalents, restricted cash, and investments of $555.3 million. Of this total, $327.6 million was specifically related to available-for-sale and held-to-maturity investment securities. Our cash equivalents and investment securities consist primarily of money market funds, U.S. government debt securities, and corporate debt securities.

Unregulated Entities

At June 30, 2023 and December 31, 2022, total restricted and unrestricted cash, cash equivalents, and investments for the parent company, Clover Health Investments, Corp., and unregulated subsidiaries were $299.4 million and $331.7 million, respectively. This decrease at the parent company primarily reflects operating expenses. We operate as a holding company in a highly regulated industry. As such, we may receive dividends and administrative expense reimbursements from our subsidiaries, two of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated insurance subsidiaries. Cash, cash equivalents, and investments at the parent company, Clover Health Investments, Corp., were $141.9 million and $238.0 million at June 30, 2023 and December 31, 2022, respectively. Our unregulated subsidiaries held $157.5 million and $93.7 million of cash, cash equivalents, restricted cash, and investments at June 30, 2023 and December 31, 2022, respectively.

Regulated Entities

At June 30, 2023 and December 31, 2022 total cash, cash equivalents, restricted cash, and investments for our regulated subsidiaries were $390.4 million and $223.6 million, respectively. Additionally, our regulated insurance subsidiaries held $149.1 million and $191.1 million of available-for-sale and held-to-maturity investment securities at June 30, 2023 and December 31, 2022, respectively. Our use of operating cash derived from our unregulated subsidiaries is generally not restricted by departments of insurance (or comparable state regulatory agencies). Our regulated insurance subsidiaries have not paid dividends to the parent, and applicable insurance laws restrict the ability of our regulated insurance subsidiary to declare and pay dividends to the parent. Insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amounts calculated under any applicable formula would be permitted. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our regulated insurance subsidiary may in the future adopt statutory provisions more restrictive than those currently in effect.
For a detailed discussion of our regulatory requirements, including aggregate statutory capital and surplus as well as dividends paid from the subsidiaries to the parent, please refer to Notes 24, 25, and 26 in the 2022 Form 10-K.

Cash Flows
The following table summarizes our condensed consolidated cash flows for the six months ended June 30, 2023 and 2022.

Six Months Ended June 30,	2023	2022
	(in thousands)
Cash Flows Data:
Net cash provided by (used in) operating activities	$132,205	$(96,213)
Net cash provided by investing activities	76,672	125,866
Net cash used in financing activities	(2,281)	(5,150)
Increase (decrease) in cash, cash equivalents, and restricted cash	$206,596	$24,503
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
For the six months ended June 30, 2023, Net cash provided by operating activities was $132.2 million, which reflects a Net loss of $101.4 million. Non-cash activities included a $74.7 million charge to Stock-based compensation expense, approximately $6.9 million of amortization of the 2023 Premium deficiency reserve. A prepayment of $113.5 million was received during the period from CMS for July 2023. Payments due to CMS related to our Non-Insurance operations increased by $23.3 million.
For the six months ended June 30, 2022, Net cash used in operating activities was $96.2 million, which reflects a Net loss of $179.9 million. Non-cash activities included a $82.6 million charge to Stock-based compensation expense, $55.0 million amortization of the 2022 Premium deficiency reserve, and a $11.2 million Gain on investment related to the change in the equity structure of Clover Therapeutics. Payments due to CMS related to our Non-Insurance operations increased by $82.6 million. Change in our working capital included an increase in Unpaid claims of $20.8 million.

On July 12, 2023, we entered into an agreement with CMS and a third-party to satisfy the financial threshold determined by CMS. As a result, we were able to recognize $30.0 million in cash that was previously recognized as restricted cash as it was held in escrow at June 30, 2023, please refer to Note 19 (Subsequent Events) for further details.
Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2023, of $76.7 million was primarily due to $151.4 million provided from the sale and maturity of investment securities. This was offset by $74.2 million used to purchase investments.
Net cash used in investing activities for the six months ended June 30, 2022, of $125.9 million was primarily due to $169.9 million used to purchase investment securities, offset by $296.3 million provided from the sale and maturity of investment securities.
For additional information regarding our investing activities, please refer to Note 3 (Investment Securities) to the interim unaudited condensed consolidated financial statements included in this Form 10-Q.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2023 of $2.3 million was primarily the result of the acquisition of $3.4 million in Treasury stock.
Net cash provided by financing activities for the six months ended June 30, 2022 of $5.2 million was primarily the result of the acquisition of $6.0 million in Treasury stock.
Financing Arrangements
There have been no material changes to our financing arrangements at June 30, 2023, as compared to those disclosed in the 2022 Form 10-K.

Contractual Obligations and Commitments
We believe that funds from projected future operating cash flows, cash, cash equivalents, and investments will be sufficient for future operations and commitments, and for capital acquisitions and other strategic transactions, over at least the next 12 months.

Material cash requirements from known contractual obligations and commitments at June 30, 2023 include: (1) the recognition of a performance guarantee of $441.4 million in connection with the Company's participation in the ACO REACH Model and (2) operating lease obligations of $5.4 million. These commitments are associated with contracts that were enforceable and legally binding at June 30, 2023, and that specified all significant terms, including fixed or minimum serves to be used, fixed, minimum, or variable price provisions, and the approximate timing of the actions under the contracts. There were no other material cash requirements from known contractual obligations and commitments at June 30, 2023. For additional information regarding our remaining estimated contractual obligations and commitments, see Note 12 (Notes and Securities Payable), Note 15 (Leases), Note 21 (Commitments and Contingencies), and Note 22 (Non-Insurance) to the consolidated financial statements included in the 2022 Form 10-K.
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
Critical Accounting Policies and Estimates
We believe that the accounting policies and estimates involve a significant degree of judgment and complexity. For the three months ended June 30, 2023, the Company has made one significant accounting policy change related to its calculation of premium deficiency reserve, as compared to the critical accounting policies and estimates disclosed in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 2022 Form 10-K with the exception of a voluntary change to the method of determining our premium deficiency reserves. For more information on this change please see Note 2 (Summary of Significant Accounting Policies).
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
We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. Our investment policy is focused on preservation of capital, liquidity and earning a modest yield. Substantially all of our investment portfolio is invested in U.S. Treasury fixed maturity securities. At June 30, 2023, none of our fixed maturity securities portfolio was unrated or rated below investment grade.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our "Certifying Officers"), the effectiveness of our disclosure controls and procedures at June 30, 2023, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Certifying Officers concluded that, at June 30, 2023, our disclosure controls and procedures were effective.
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

Information concerning legal proceedings can be found in Note 14 (Commitments and Contingencies) to the interim unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, which information is incorporated by reference into this item.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of the 2021 Form 10-K and Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2023 (the "Q1 10-Q"). In the course of conducting our business operations, we are exposed to a variety of risks, any of which have affected or could materially adversely affect our business, financial condition, and results of operations. The market price of our Class A common stock could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occurs. Any factor described in this report or in any of our other SEC filings could by itself, or together with other factors, adversely affect our financial results and condition. For a discussion of risk factors that could adversely affect our financial results and condition, and the value of, and return on, an investment in the Company, please see the "Risk Factors" section in the 2022 Form 10-K and Q1 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information.

During the three months ended June 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act).

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

CLOVER HEALTH INVESTMENTS, CORP.

Date: August 8, 2023	By:	/s/ Andrew Toy
Andrew Toy
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Scott J. Leffler
Scott J. Leffler
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)