Form 10-Q
period 2023-09-30
CLOVER HEALTH INVESTMENTS, CORP. /DE
filed 2023-11-06
CIK 1801170

clover?fl2w

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At November 1, 2023, the registrant had 399,776,205 shares of Class A Common Stock, $0.0001 par value per share, and 87,867,732 shares of Class B Common Stock, $0.0001 par value per share, issued and outstanding.

		Page
PART I.	FINANCIAL INFORMATION	5

Item 1.	Financial Statements (Unaudited)	5
	Condensed Consolidated Balance Sheets at September 30, 2023 (Unaudited), and December 31, 2022	5
	Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the three and nine months ended September 30, 2023 and 2022	7
	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders' Equity (Deficit) (Unaudited) for the three and nine months ended September 30, 2023 and 2022	8
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2023 and 2022	10
	Notes to Unaudited Condensed Consolidated Financial Statements	11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47
Item 4.	Controls and Procedures	47

PART II.	OTHER INFORMATION	48

Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3.	Defaults Upon Senior Securities	48
Item 4.	Mine Safety Disclosures	48
Item 5.	Other Information	49
Item 6.	Exhibits	49

Signatures		51

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
•our expectations regarding the development and management of our Insurance and Non-Insurance businesses;
•our ability to successfully enter new service markets and manage our operations;
•anticipated trends and challenges in our business and in the markets in which we operate;
•our ability to effectively manage our beneficiary base and provider network;
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
•fluctuations in the price of our Class A common stock and our continued compliance with Nasdaq's listing requirements;
•our ability to maintain, protect, and enhance our intellectual property;
•general economic conditions and uncertainty, including the societal and economic impact of the COVID-19 pandemic and its variants;
•persistent high inflation and interest rates; and
•geopolitical uncertainty and instability.

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

Channels for Disclosure of Information

Investors and others should note that we routinely announce material information to investors and the marketplace using filings with the SEC, press releases, public conference calls, presentations, webcasts, and the investor relations page of our website. We use the investor relations page of our website for purposes of compliance with Regulation FD and as a routine channel for distribution of important information, including news releases, analyst presentations, financial information, and corporate governance practices. We also use certain social media channels as a means of disclosing information about the Company and our products to our customers, investors, and the public, including @CloverHealth and #CloverHealth on X (formerly Twitter), and the LinkedIn account of our Chief Executive Officer, Andrew Toy. The information posted on social media channels is not incorporated by reference in this report or in any other report or document we file with the SEC. While not all of the information that we post to the investor relations page of our website or to social media accounts is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media, and others interested in the Company to review the information that we share at the "Investors" link located on our webpage at https://investors.cloverhealth.com/investor-relations and to sign up for and regularly follow our social media accounts. Users may automatically receive email alerts and other information about the Company when enrolling an email address by visiting "Email Alerts" in the "Investor Resources" section of our website at https://investors.cloverhealth.com/investor-relations.

Part I
Item 1. Financial Statements and Supplementary Data
CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	September 30, 2023 (Unaudited)	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$299,014	$103,791
Short-term investments	14,830	41,457
Investment securities, available-for-sale (Amortized cost: 2023: $197,766; 2022: $193,300)	196,381	189,498
Investment securities, held-to-maturity (Fair value: 2023: $6,692; 2022: $15)	6,896	15
Accrued retrospective premiums	15,646	20,387
Other receivables	14,760	23,596
Healthcare receivables	52,073	70,607
Non-Insurance performance year receivable	185,404	—
Non-Insurance receivable	64,228	52,955
Surety bonds and deposits	50,209	100,502
Prepaid expenses	15,226	18,146
Other assets, current	1,033	4,043
Total current assets	915,700	624,997

Investment securities, available-for-sale (Amortized cost: 2023: $105,087; 2022: $142,940)	101,400	137,368
Investment securities, held-to-maturity (Fair value: 2023: $673; 2022: $636)	792	742
Property and equipment, net	4,572	5,753
Operating lease right-of-use assets	3,620	4,025
Goodwill and other intangible assets	19,190	20,000
Other assets, non-current	14,523	15,735
Total assets	$1,059,797	$808,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	September 30, 2023 (Unaudited)	December 31, 2022
Liabilities and Stockholders' Equity
Current liabilities
Unpaid claims	$114,415	$141,947
Due to related parties, net	1,251	1,566
Non-Insurance performance year obligation, current	254,419	73,844
Non-Insurance payable	182,435	148,191
Accounts payable and accrued expenses	35,296	32,445
Accrued salaries and benefits	24,333	23,962
Deferred revenue	103,295	—
Operating lease liabilities	1,668	1,827
Premium deficiency reserve	683	7,239
Other liabilities, current	901	486
Total current liabilities	718,696	431,507

Long-term operating lease liabilities	3,292	4,033
Other liabilities, non-current	15,957	16,193
Total liabilities	737,945	451,733
Commitments and Contingencies (Note 14)
Stockholders' equity
Class A Common Stock, $0.0001 par value; 2,500,000,000 shares authorized at September 30, 2023 and December 31, 2022; 399,374,685 and 383,998,718 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	38	37
Class B Common Stock, $0.0001 par value; 500,000,000 shares authorized at September 30, 2023 and December 31, 2022; 87,867,732 and 94,394,852 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	9	9
Additional paid-in capital	2,428,101	2,319,157
Accumulated other comprehensive loss	(5,072)	(9,374)
Accumulated deficit	(2,089,322)	(1,946,433)
Less: Treasury stock, at cost; 7,096,160 and 2,072,752 shares held at September 30, 2023 and December 31, 2022, respectively	(11,902)	(6,509)
Total stockholders' equity	321,852	356,887
Total liabilities and stockholders' equity	$1,059,797	$808,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
(Dollars in thousands, except per share and share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Premiums earned, net (Net of ceded premiums of $106 and $116, for the three months ended September 30, 2023 and 2022, respectively; net of ceded premiums of $341 and $354 for the nine months ended September 30, 2023 and 2022, respectively)	$301,230	$267,892	$932,699	$814,566
Non-Insurance revenue	176,038	585,311	575,311	1,757,579
Other income	4,798	3,614	15,459	5,751
Total revenues	482,066	856,817	1,523,469	2,577,896

Operating expenses:
Net medical claims incurred	418,959	839,799	1,328,403	2,560,307
Salaries and benefits	60,567	70,142	193,211	209,724
General and administrative expenses	41,747	47,832	141,588	152,569
Premium deficiency reserve expense (benefit)	392	(27,476)	(6,556)	(82,428)
Depreciation and amortization	557	616	1,835	2,028
Restructuring costs	1,313	—	7,870	—
Total operating expenses	523,535	930,913	1,666,351	2,842,200
Loss from operations	(41,469)	(74,096)	(142,882)	(264,304)

Interest expense	—	404	7	1,197
Amortization of notes and securities discounts	—	9	—	27
Loss (gain) on investment	—	980	—	(10,187)
Net loss	$(41,469)	$(75,489)	$(142,889)	$(255,341)

Per share data:
Net loss per share attributable to Class A and Class B common stockholders – basic and diluted (1)	$(0.09)	$(0.16)	$(0.30)	$(0.54)
Weighted average number of common shares outstanding
Basic and diluted weighted average number of Class A and Class B common shares and common share equivalents outstanding (1)	480,770,283	477,690,204	480,921,520	475,609,571

Net unrealized gain (loss) on available-for-sale investments	1,643	(2,407)	4,302	(8,826)
Comprehensive loss	$(39,826)	$(77,896)	$(138,587)	$(264,167)
(1) Because the Company had a net loss during the nine months ended September 30, 2023 and 2022, the Company's potentially dilutive securities, which include stock options, restricted stock, preferred stock, and warrants to purchase shares of common stock and preferred stock, have been excluded from the computation of diluted net loss per share, as the effect would be anti-dilutive.
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands, except share amounts)

	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2021	—	$—	352,645,626	$34	118,206,768	$12	14,730	$(147)	$2,154,187	$(1,616,738)	$(1,934)	$3,903	$539,317
Change in accounting policy	—	—	—	—	—	—	—	—	—	723	—	—	723
Adjusted balance, beginning of period	—	$—	352,645,626	$34	118,206,768	$12	14,730	$(147)	$2,154,187	$(1,616,015)	$(1,934)	$3,903	$540,040
Stock issuance for exercise of stock options, net of early exercise liability	—	—	151,620	—	—	—	—	—	331	—	—	—	331
Stock-based compensation	—	—	—	—	—	—	—	—	40,640	—	—	—	40,640
Vested restricted stock units	—	—	396,883	—	1,677,873	—	—	—	—	—	—	—	—
Vested performance stock units	—	—	8,951	—	—	—	—	—	—	—	—	—	—
Unrealized holdings gain on investment securities, available for sale	—	—	—	—	—	—	—	—	—	—	(5,324)	—	(5,324)
Conversion from Class B Common Stock to Class A Common Stock	—	—	25,436,433	3	(25,436,433)	(3)	—	—	—	—	—	—	—
Treasury stock acquired	—	—	—	—	—	—	1,879,063	(5,939)	—	—	—	—	(5,939)
Issuance of common stock under Employee Stock Purchase Plan	—	—	214,797	—	—	—	—	—	—	—	—	—	—
Derecognition of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(3,903)	(3,903)
Net loss	—	—	—	—	—	—	—	—	—	(75,490)	—	—	(75,490)
Balance, March 31, 2022	—	$—	378,854,310	$37	94,448,208	$9	1,893,793	$(6,086)	$2,195,158	$(1,691,505)	$(7,258)	$—	$490,355
Stock issuance for exercise of stock options, net of early exercise liability	—	—	4,016,336	—	—	—	—	—	563	—	—	—	563
Stock-based compensation	—	—	—	—	—	—	—	—	41,927	—	—	—	41,927
Vested restricted stock units	—	—	84,928	—	—	—	—	—	—	—	—	—	—
Unrealized holdings gain on investment securities, available for sale	—	—	—	—	—	—	—	—	—	—	(1,095)	—	(1,095)
Treasury stock acquired	—	—	—	—	—	—	37,744	(105)	—	—	—	—	(105)
Net loss	—	—	—	—	—	—	—	—	—	(104,362)	—	—	(104,362)
Balance, June 30, 2022	—	$—	382,955,574	$37	94,448,208	$9	1,931,537	$(6,191)	$2,237,648	$(1,795,867)	$(8,353)	$—	$427,283
Stock issuance for exercise of stock options, net of early exercise liability	—	—	190,052	—	—	—	—	—	408	—	—	—	408
Stock-based compensation	—	—	—	—	—	—	—	—	42,641	—	—	—	42,641
Vested RSUs and PSUs	—	—	438,063	—	—	—	—	—	—	—	—	—	—
Treasury Stock	—	—	(110,411)	—	—	—	110,411	(276)	—	—	—	—	(276)
Unrealized holdings gain on investment securities, available-for-sale	—	—	—	—	—	—	—	—	—	—	(2,407)	—	(2,407)
Conversion from Class A Common Stock to Class B Common Stock	—	—	316	—	(316)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(75,489)	—	—	(75,489)
Balance, September 30, 2022	—	$—	383,473,594	$37	94,447,892	$9	2,041,948	$(6,467)	$2,280,697	$(1,871,356)	$(10,760)	$—	$392,160

	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2022	—	$—	383,998,718	$37	94,394,852	$9	2,072,752	$(6,509)	$2,319,157	$(1,955,582)	$(9,374)	$—	$347,738
Change in accounting policy	—	—	—	—	—	—	—	—	—	9,149	—	—	9,149
Adjusted balance, beginning of period	—	$—	383,998,718	$37	94,394,852	$9	2,072,752	$(6,509)	$2,319,157	$(1,946,433)	$(9,374)	$—	$356,887
Stock issuance for exercise of stock options, net of early exercise liability	—	—	1,240	—	—	—	—	—	848	—	—	—	848
Stock-based compensation	—	—	—	—	—	—	—	—	38,617	—	—	—	38,617
Vested restricted stock units	—	—	5,390,973	—	1,773,104	—	—	—	—	—	—	—	—
Unrealized holdings gain on investment securities, available for sale	—	—	—	—	—	—	—	—	—	—	2,343	—	2,343
Conversion from Class B Common Stock to Class A Common Stock	—	—	7,672,463	—	(7,672,463)	—	—	—	—	—	—	—	—
Treasury stock acquired	—	—	(2,933,721)	—	—	—	2,933,721	(2,982)	—	—	—	—	(2,982)
Net loss	—	—	—	—	—	—	—	—	—	(72,606)	—	—	(72,606)
Balance, March 31, 2023	—	$—	394,129,673	$37	88,495,493	$9	5,006,473	$(9,491)	$2,358,622	$(2,019,039)	$(7,031)	$—	$323,107
Stock issuance for exercise of stock options, net of early exercise liability	—	—	1,241	—	—	—	—	—	270	—	—	—	270
Stock-based compensation	—	—	—	—	—	—	—	—	36,108	—	—	—	36,108
Vested restricted stock units	—	—	1,180,084	—	—	—	—	—	—	—	—	—	—
Unrealized holdings gain on investment securities, available for sale	—	—	—	—	—	—	—	—	—	—	316	—	316
Conversion from Class B Common Stock to Class A Common Stock	—	—	627,761	—	(627,761)	—	—	—	—	—	—	—	—
Treasury stock acquired	—	—	(439,241)	—	—	—	439,241	(417)	—	—	—	—	(417)
Issuance of Common Stock under Employee Stock Purchase Plan	—	—	271,152	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(28,814)	—	—	(28,814)
Balance, June 30, 2023	—	$—	395,770,670	$37	87,867,732	$9	5,445,714	$(9,908)	$2,395,000	$(2,047,853)	$(6,715)	$—	$330,570
Stock issuance for exercise of stock options, net of early exercise liability	—	—	76,156	—	—	—	—	—	31	—	—	—	31
Stock-based compensation	—	—	—	—	—	—	—	—	33,070	—	—	—	33,070
Vested restricted stock units	—	—	5,178,305	1	—	—	—	—	—	—	—	—	1
Unrealized holdings gain on investment securities, available for sale	—	—	—	—	—	—	—	—	—	—	1,643	—	1,643
Treasury Stock	—	—	(1,650,446)	—	—	—	1,650,446	(1,994)	—	—	—	—	(1,994)
Net loss	—	—	—	—	—	—	—	—	—	(41,469)	—	—	(41,469)
Balance, September 30, 2023	—	$—	399,374,685	$38	87,867,732	$9	7,096,160	$(11,902)	$2,428,101	$(2,089,322)	$(5,072)	$—	$321,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(142,889)	$(255,341)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,835	2,028
Amortization of notes and securities discounts and debt issuance costs	—	27
Stock-based compensation expense	107,795	125,211
Accretion, net of amortization	(3,096)	(730)
Net realized losses on investment securities	(20)	18
Gain on investment	—	(10,187)
Premium deficiency reserve	(6,556)	(82,428)
Changes in operating assets and liabilities:
Accrued retrospective premiums	4,741	21,029
Other receivables	8,836	(8,803)
Surety bonds and deposits	20,601	769
Prepaid expenses	2,920	(8,407)
Other assets	4,227	(19,263)
Healthcare receivables	18,534	(10,844)
Non-Insurance receivable	(11,273)	—
Operating lease right-of-use assets	405	1,750
Unpaid claims	(27,847)	1,013
Accounts payable and accrued expenses	2,851	9,606
Accrued salaries and benefits	371	4,489
Deferred revenue	103,295	96,358
Other liabilities	179	(1,005)
Performance year obligation	(4,829)	33,057
Non-Insurance payable	34,244	109,359
Operating lease liabilities	(900)	(2,264)
Net cash provided by (used in) operating activities	113,424	5,442
Cash flows from investing activities:
Purchases of short-term investments, available-for-sale, and held-to-maturity securities	(142,359)	(276,848)
Proceeds from sales of short-term investments and available-for-sale securities	60,436	9,710
Proceeds from maturities of short-term investments, available-for-sale, and held-to-maturity securities	139,122	350,455
Purchases of property and equipment	(848)	(590)
Acquisition of Character Biosciences, Inc. Series A preferred shares	—	(250)
Net cash provided by investing activities	56,351	82,477
Cash flows from financing activities:
Issuance of common stock, net of early exercise liability	1,149	1,302
Treasury stock acquired	(5,393)	(6,320)
Net cash used in financing activities	(4,244)	(5,018)
Net increase in cash, cash equivalents, and restricted cash	165,531	82,901
Cash, cash equivalents, and restricted cash, beginning of period	186,213	299,968
Cash, cash equivalents, and restricted cash, end of period	$351,744	$382,869

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents	$299,014	$382,869
Restricted cash	52,730	—
Total cash, cash equivalents, and restricted cash	$351,744	$382,869
Supplemental disclosure of non-cash activities
Performance year receivable	$(185,404)	$(585,901)
Performance year obligation	185,404	585,901
Right-of-use assets obtained in exchange for lease liabilities	—	642
Recognition of equity method investments and preferred stock	—	8,644
Derecognition of noncontrolling interest	—	3,903
Conversion of Character Biosciences, Inc. convertible note to preferred stock	—	250
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
The cumulative effect of the changes made to the Company's Condensed Consolidated Balance Sheets was as follows:

September 30, 2023	As Reported	As computed excluding anticipated net investment income	Effect of Change
	(in thousands)
Premium deficiency reserve	$683	$1,154	$(471)
Total current liabilities	718,696	719,167	$(471)
Total liabilities	737,945	738,416	$(471)
Accumulated deficit	(2,089,322)	(2,089,793)	$471
Total stockholders' equity	321,852	321,381	$471
Total liabilities and stockholders' equity	$1,059,797	$1,059,797	$—

December 31, 2022	As Reported	Effect of Change	As Adjusted
	(in thousands)
Premium deficiency reserve	$16,388	$(9,149)	$7,239
Total current liabilities	440,656	(9,149)	431,507
Total liabilities	460,882	(9,149)	451,733
Accumulated deficit	(1,955,582)	9,149	(1,946,433)
Total stockholders' equity	347,738	9,149	356,887
Total liabilities and stockholders' equity	$808,620	$—	$808,620

December 31, 2021	As Reported	Effect of Change	As Adjusted
	(in thousands)
Premium deficiency reserve	$110,628	$(723)	$109,905
Total current liabilities	372,624	(723)	371,901
Total liabilities	411,487	(723)	410,764
Accumulated deficit	(1,616,738)	723	(1,616,015)
Total stockholders' equity	539,317	723	540,040
Total liabilities and stockholders' equity	$950,804	$—	$950,804
The effect of the changes made to the Company's Condensed Consolidated Statements of Comprehensive Loss was as follows:

Three Months Ended September 30, 2023	As Reported	As computed excluding anticipated net investment income	Effect of Change
	(in thousands)
Premium deficiency reserve expense (benefit)	$392	$(1,527)	$1,919
Total operating expenses	523,535	$521,616	$1,919
Loss from operations	(41,469)	$(39,550)	$(1,919)
Net loss	$(41,469)	$(39,550)	$(1,919)

Per share data:
Net loss per share attributable to Class A and B common stockholders - basic and diluted	$(0.09)	$(0.08)	$(0.01)

Three Months Ended September 30, 2022	As Reported	Effect of Change	As Adjusted
	(in thousands)
Premium deficiency reserve expense (benefit)	$(27,657)	$181	$(27,476)
Total operating expenses	930,732	181	930,913
Loss from operations	(73,915)	(181)	(74,096)
Net loss	$(75,308)	$(181)	$(75,489)

Per share data:
Net loss per share attributable to Class A and B common stockholders - basic and diluted	$(0.16)	$—	$(0.16)

Nine Months Ended September 30, 2023	As Reported	As computed excluding anticipated net investment income	Effect of Change
	(in thousands)
Premium deficiency reserve expense (benefit)	$(6,556)	$(15,234)	$8,678
Total operating expenses	1,666,351	1,657,673	$8,678
Loss from operations	(142,882)	(134,204)	$(8,678)
Net loss	$(142,889)	$(134,211)	$(8,678)

Per share data:
Net loss per share attributable to Class A and B common stockholders - basic and diluted	$(0.30)	$(0.28)	$(0.02)

Nine Months Ended September 30, 2022	As Reported	Effect of Change	As Adjusted
	(in thousands)
Premium deficiency reserve expense (benefit)	$(82,971)	$543	$(82,428)
Total operating expenses	2,841,657	543	$2,842,200
Loss from operations	(263,761)	(543)	$(264,304)
Net loss	$(254,798)	$(543)	$(255,341)

Per share data:
Net loss per share attributable to Class A and B common stockholders - basic and diluted	$(0.54)	$—	$(0.54)
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
Deferred acquisition costs
Acquisition costs directly related to the successful acquisition of new business, which are primarily made up of commissions costs, are deferred and subsequently amortized. Deferred acquisition costs are recorded within Other assets, current on the Condensed Consolidated Balance Sheets and are amortized over the estimated life of the related contracts. The amortization of deferred acquisition costs is recorded within General and administrative expenses within the Condensed Consolidated Statements of Operations and Comprehensive Loss. At September 30, 2023 and December 31, 2022, there were no deferred acquisition costs as a result of the acceleration of amortization for deferred acquisition costs due to the recognition of a premium deficiency reserve. For the three months ended September 30, 2023 and 2022, there were charges related to deferred acquisition costs of $0.6 million and $1.9 million, respectively. For the nine months ended September 30, 2023 and 2022, there were charges related to deferred acquisition costs of $5.8 million, and $15.6 million, respectively, both periods were recognized within General and administrative expenses.

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
Accounting pronouncements effective in future periods
None.

3. Investment Securities
The following tables present amortized cost and fair values of investments at September 30, 2023 and December 31, 2022, respectively:

September 30, 2023	Amortized cost	Accumulated unrealized gains	Accumulated unrealized losses	Fair value
	(in thousands)
Investment securities, held-to-maturity
U.S. government and government agencies and authorities	$7,688	$—	$(323)	$7,365
Investment securities, available-for-sale
U.S. government and government agencies and authorities	195,029	1	(4,505)	190,525
Corporate debt securities	107,824	12	(580)	107,256
Total held-to-maturity and available-for-sale investment securities	$310,541	$13	$(5,408)	$305,146

December 31, 2022	Amortized cost	Accumulated unrealized gains	Accumulated unrealized losses	Fair value
	(in thousands)
Investment securities, held-to-maturity
U.S. government and government agencies and authorities	$757	$—	$(106)	$651
Investment securities, available-for-sale
U.S. government and government agencies and authorities	237,457	10	(9,000)	228,467
Corporate debt	98,783	38	(422)	98,399
Total held-to-maturity and available-for-sale investment securities	$336,997	$48	$(9,528)	$327,517
The following table presents the amortized cost and fair value of debt securities at September 30, 2023, by contractual maturity:

September 30, 2023	Held-to-maturity		Available-for-sale
	Amortized cost	Fair value	Amortized cost	Fair value
	(in thousands)
Due within one year	$6,896	$6,692	$197,766	$196,381
Due after one year through five years	681	588	105,087	101,400
Due after five years through ten years	—	—	—	—
Due after ten years	111	85	—	—
Total	$7,688	$7,365	$302,853	$297,781
For the three and nine months ended September 30, 2023 and 2022, respectively, net investment income, which is included within Other income within the Condensed Consolidated Statements of Operations and Comprehensive Loss, was derived from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30, 2023
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Cash and cash equivalents	$1,944	$1,428	$5,978	$1,567
Short-term investments	605	879	1,920	1,001
Investment securities	1,840	543	5,322	1,057
Investment income, net	$4,389	$2,850	$13,220	$3,625
Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at September 30, 2023, and December 31, 2022, respectively:

September 30, 2023	Less than 12 months		Greater than 12 months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands, except number of positions)
U.S. government and government agencies and authorities	$39,425	$(163)	$160,305	$(4,671)	$199,730	$(4,834)
Corporate debt securities	91,165	(532)	9,874	(42)	101,039	(574)
Total	$130,590	$(695)	$170,179	$(4,713)	$300,769	$(5,408)
Number of positions	109		38		147

December 31, 2022	Less than 12 months		Greater than 12 months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands, except number of positions)
U.S. government and government agencies and authorities	$64,261	$(958)	$147,757	$(8,148)	$212,018	$(9,106)
Corporate debt securities	78,292	(422)	—	—	78,292	(422)
Total	$142,553	$(1,380)	$147,757	$(8,148)	$290,310	$(9,528)
Number of positions	92		24		116
The Company did not record any credit allowances for debt securities that were in an unrealized loss position at September 30, 2023 and December 31, 2022.
At September 30, 2023, all securities were investment grade, with credit ratings of BBB+ or higher by S&P Global or as determined by other credit rating agencies within the Company's investment policy. Unrealized losses on investment grade securities are principally related to changes in interest rates or changes in issuer or sector related credit spreads since the securities were acquired. The gross unrealized investment losses at September 30, 2023, were assessed, based on, among other things:
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
Proceeds from sales and maturities of investment securities, inclusive of Short-term investments, and related gross realized gains (losses) which are included within Other income within the Condensed Consolidated Statements of Operations and Comprehensive Loss, were as follows for the three and nine months ended September 30, 2023 and 2022, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Proceeds from sales of investment securities	$—	$3,829	$60,436	$9,710
Proceeds from maturities of investment securities	32,240	60,000	139,122	350,455

Gross realized gains	—	—	39	5
Gross realized losses	—	(2)	(19)	(23)
Net realized losses	$—	$(2)	$20	$(18)
At September 30, 2023 and December 31, 2022, the Company had $14.6 million and $14.3 million, respectively, in deposits with various states and regulatory bodies that are included as part of the Company's investment balances.

4. Fair Value Measurements
The following tables present a summary of fair value measurements for financial instruments at September 30, 2023 and December 31, 2022, respectively:

September 30, 2023	Level 1	Level 2	Level 3	Total fair value
	(in thousands)
U.S. government and government agencies	$—	$190,525	$—	$190,525
Corporate debt securities	—	107,256	—	107,256
Warrants receivable	—	—	900	900
Total assets at fair value	$—	$297,781	$900	$298,681

December 31, 2022	Level 1	Level 2	Level 3	Total fair value
	(in thousands)
U.S. government and government agencies	$—	$228,467	$—	$228,467
Corporate debt securities	—	98,399	—	98,399
Warrants receivable	—	—	900	900
Total assets at fair value	$—	$326,866	$900	$327,766

There were no changes in the balances of the Company's Level 3 financial assets and liabilities during the three months ended September 30, 2022. The changes in balances of the Company's Level 3 financial assets and liabilities during the nine months ended September 30, 2023 were as follows:

	Warrants receivable	Total
(in thousands)
Balance, December 31, 2022	$900	$900
Receipts	—	—
Settlements	—	—
Transfers in	—	—
Transfers out	—	—
Total realized losses (gains)	—	—
Balance, September 30, 2023	$900	$900
There were no transfers in or out of the Company's Level 3 financial assets or liabilities for the nine months ended September 30, 2023 or September 30, 2022.
Private Warrants
At September 30, 2023, the Company had exercisable private warrants which were embedded in several agreements as derivatives. These private warrants were accounted for as assets in accordance with ASC 815-40 and are presented within Other assets, non-current on the Condensed Consolidated Balance Sheets. The warrant assets are measured at fair value at inception and on a recurring basis until redeemed, with changes in fair value presented within Change in fair value of warrants within the Condensed Consolidated Statements of Operations and Comprehensive Loss. These private warrants were classified within Level 3 due to the subjectivity and use of estimates in the calculation of their fair value. These warrants at initial measurement date, December 31, 2022, were assessed to have a fair value of $0.9 million. At September 30, 2023, these warrants had a fair value of $0.9 million.

5. Healthcare Receivables
Healthcare receivables include pharmaceutical rebates that are accrued as they are earned and estimated based on contracted rebate rates, eligible amounts submitted to the manufacturers by the Company's pharmacy manager, pharmacy utilization volume, and historical collection patterns. Also included within Healthcare receivables are Medicare Part D settlement receivables, member premium receivables, and other CMS receivables. The Company reported $52.1 million and $70.6 million within Healthcare receivables at September 30, 2023, and December 31, 2022, respectively.
6. Related Party Transactions
Related party agreements

The Company has various contracts with IJKG Opco LLC (d/b/a CarePoint Health - Bayonne Medical Center), Hudson Hospital Opco, LLC (d/b/a CarePoint Health - Christ Hospital) and Hoboken University Medical Center Opco LLC (d/b/a CarePoint Health - Hoboken University Medical Center), which collectively do business as the CarePoint Health System ("CarePoint Health"), for the provision of inpatient and hospital-based outpatient services. CarePoint Health was ultimately held and controlled by Vivek Garipalli, the Company's Executive Chairman and a significant stockholder of the Company. In May 2022, Mr. Garipalli and his family completed a donation of their interest in CarePoint Health to a non-profit organization called CarePoint Health Systems, Inc. Following the donation, Mr. Garipalli has remained a Manager of Hudson Hospital Propco, LLC, an affiliate of Hudson Hospital Opco, LLC. Additionally, certain affiliates of Mr. Garipalli are owed certain money from CarePoint Health for prior obligations, and Mr. Garipalli has an indirect interest in Sequoia Healthcare Services, LLC and Sequoia Healthcare Management, LLC, which both provide services to CarePoint Health. Expenses and fees incurred related to Clover's contracts with CarePoint Health, recorded within Net medical claims incurred, were $3.2 million and $3.2 million, for the three months ended September 30, 2023 and 2022, respectively, and $9.7 million and $8.9 million, for the nine months ended September 30, 2023 and 2022, respectively. Additionally, $1.3 million and $1.6 million were payable to CarePoint Health at September 30, 2023, and December 31, 2022, respectively.
The Company has a contract with Medical Records Exchange, LLC (formerly known as "ChartFast," now d/b/a Credo) pursuant to which the Company receives administrative services related to medical records retrieval via Credo's electronic applications and web portal platform. Mr. Garipalli holds an equity interest of approximately ten percent (10%) of that entity. Expenses and fees incurred related to this agreement were $0.3 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively, $0.6 million and $0.2 million for the nine months ended September 30, 2023 and 2022, respectively.
Since July 2, 2021, the Company has contracted with Thyme Care, Inc. ("Thyme Care"), an oncology care management company, through which Thyme Care was engaged to provide cancer care management services to the Company's Insurance members in New Jersey and develop a provider network to help ensure member access to high-value oncology care. The Company and Thyme Care have amended the terms of the engagement, effective April 1, 2023, to include additional clinical services available to Clover members as well as the value based payment terms. The Company entered into an agreement with Thyme Care effective September 23, 2020 where the Company purchased 1,773,049 shares (less than five percent (5%) of its class A common stock) for a nominal amount. This amount is recorded within Other assets, non-current on the Condensed Consolidated Balance Sheet. Mr. Garipalli is a member of the board of directors of Thyme Care and holds an equity interest of less than five percent (5%) of that entity. Expenses and fees incurred related to this agreement were $0.9 million and $0.5 million for the three months ended September 30, 2023 and 2022, respectively, and $1.7 million and $1.3 million for the nine months ended September 30, 2023 and 2022, respectively. Additionally, $0.2 million and $0.3 million were payable to Thyme Care at September 30, 2023, and December 31, 2022, respectively.

7. Unpaid Claims
Activity within the liability for Unpaid claims, including claims adjustment expenses, for the nine months ended September 30, 2023 and 2022, respectively, is summarized as follows:

Nine Months Ended September 30,	2023	2022
	(in thousands)
Gross and net balance, beginning of period (1)	$137,395	$136,317
Incurred related to:
Current year	750,705	773,530
Prior years	(7,689)	(36,149)
Total incurred	743,016	737,381
Paid related to:
Current year	646,322	649,223
Prior years	120,859	89,055
Total paid	767,181	738,278
Gross and net balance, end of period (1)(2)	$113,230	$135,420
(1)    Includes amounts due to related parties.
(2)    Differs from the total Unpaid claims amount reported on the Condensed Consolidated Balance Sheets due to the fact the figure here excludes unpaid claims for the Company's Non-Insurance operations of $2.4 million and $6.5 million at September 30, 2023 and 2022, respectively.
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
Unpaid Claims for Insurance Operations
Unpaid claims for Insurance operations were $113.2 million at September 30, 2023. During the nine months ended September 30, 2023, $120.9 million was paid for incurred claims attributable to insured events of prior years. A favorable development of $7.7 million was recognized during the nine months ended September 30, 2023, resulting from the Company's actual experience with claims developing differently as compared to the Company's estimates at December 31, 2022. A favorable development of $36.1 million was recognized during the nine months ended September 30, 2022, resulting from the Company's actual experience with claims developing differently as compared to the Company's estimates at December 31, 2021. Original estimates are increased or decreased, as additional information becomes known regarding individual claims. The ratio of current year medical claims paid as a percentage of current year Net medical claims incurred was 86.1% for the nine months ended September 30, 2023, and 83.9% for the nine months ended September 30, 2022. This ratio serves as an indicator of claims processing speed, indicating that claims were processed at a faster rate during the nine months ended September 30, 2023, than during the nine months ended September 30, 2022.
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

9. Stockholders' Equity and Convertible Preferred Stock
Stockholders' Equity
The Company was authorized to issue up to 2,500,000,000 shares of Class A common stock at September 30, 2023 and December 31, 2022, respectively, and up to 500,000,000 shares of Class B common stock at September 30, 2023 and December 31, 2022. At September 30, 2023 and December 31, 2022, there were 399,374,685 and 383,998,718 shares of Class A common stock issued and outstanding, respectively. There were 87,867,732 and 94,394,852 shares of Class B common stock issued and outstanding at September 30, 2023 and December 31, 2022, respectively. Class B common stock has 10 votes per share, and Class A common stock has one vote per share. The Company had 7,096,160 and 2,072,752 shares held in treasury at September 30, 2023 and December 31, 2022, respectively. These amounts represent shares withheld to cover taxes upon vesting of employee stock-based awards.
At September 30, 2023, the Company was authorized to issue 25,000,000 shares of preferred stock having a par value of $0.0001 per share, and the Company's Board has the authority to determine the rights, preferences, privileges, and restrictions, including voting rights, of those shares. At September 30, 2023, there were no shares of preferred stock issued and outstanding.

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
The Company determined that it does have a significant influence over Character Biosciences and, therefore, it began accounting for its common stock investment in Character Biosciences using the equity method on February 4, 2022. The Company derecognized all of Character Biosciences' assets and liabilities from its balance sheet and its noncontrolling interest related to Character Biosciences, and recognized the retained common stock and preferred stock equity interests at fair values of $3.7 million and $4.9 million, respectively, which are included in Equity method investment and Other assets, non-current on the Condensed Consolidated Balance Sheets, and recognized a loss of $1.0 million for the three months ended September 30, 2022, which is included within Loss (gain) on investment on the Condensed Consolidated Statements of Operations and Comprehensive Loss.
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

11. Employee Benefit Plans
Employee Retirement Savings Plan
The Company has a defined contribution retirement savings plan (the "401(k) Plan") covering eligible employees, which includes safe harbor matching contributions based on the amount of employees' contributions to the 401(k) Plan. The Company contributes to the 401(k) Plan annually 100.0% of the first 4.0% compensation that is contributed by the employee up to 4.0% of eligible annual compensation after one year of service. The Company's service contributions to the 401(k) Plan amounted to approximately $0.5 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively, and $1.4 million and $1.1 million for the nine months ended September 30, 2023 and 2022, respectively, and are included within Salaries and benefits on the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company's cash match is invested pursuant to the participant's contribution direction. Employer contributions are immediately 100.0% vested.

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
The maximum number of shares of the Company's common stock reserved for issuance over the term of the Plans, shares outstanding under the Plans, and shares remaining under the Plans at September 30, 2023 and December 31, 2022, respectively, were as follows:

September 30, 2023	Shares Authorized Under Plans	Shares Outstanding Under Plans	Shares Remaining Under Plans
2014 Plan	54,402,264	34,864,267	N/A
2020 Plan	58,521,709	43,767,670	5,193,626
2020 MIP	33,426,983	26,741,587	—
Inducement Plan	11,000,000	5,536,822	2,131,783

December 31, 2022	Shares Authorized Under Plans	Shares Outstanding Under Plans	Shares Remaining Under Plans
2014 Plan	54,402,264	36,378,558	N/A
2020 Plan	31,884,272	29,805,319	242,473
2020 MIP	33,426,983	30,084,285	—
Inducement Plan	11,000,000	11,000,000	—

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
The Company recorded stock-based compensation expense for options, RSUs, and restricted units with performance-based vesting ("PRSUs") granted under the Plans, and discounts offered in connection with the Company's 2020 Employee Stock Purchase Plan ("ESPP") of $33.1 million and $42.6 million during the three months ended September 30, 2023 and 2022, respectively, and $107.8 million and $125.2 million during the nine months ended September 30, 2023 and 2022, respectively, and such expenses are presented within Salaries and benefits in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.
Compensation cost presented within Salaries and benefits within the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss were as follows:

Three Months Ended September 30,	2023	2022
	(in thousands)
Stock options	$559	$1,051
RSUs	20,603	19,499
PRSUs	11,851	21,903
ESPP	57	188
Total compensation cost recognized for stock-based compensation plans	$33,070	$42,641

Nine Months Ended September 30,	2023	2022
	(in thousands)
Stock options	$2,648	$3,530
RSUs	62,539	54,782
PRSUs	42,444	66,461
ESPP	164	435
Total compensation cost recognized for stock-based compensation plans	$107,795	$125,208
At September 30, 2023, there was approximately $452.0 million of unrecognized stock-based compensation expense related to unvested stock options, unvested RSUs, unvested PRSUs, and the ESPP, estimated to be recognized over a period of four years. The Company recognized $11.9 million and $21.9 million in share-based compensation related to PRSUs for the three months ended September 30, 2023 and 2022, respectively, and $42.4 million and $66.5 million for the nine months ended September 30, 2023 and 2022, respectively. The Company has granted PRSUs to certain executives, which become eligible to vest if prior to the vesting date the average closing price of one share of the Company's common stock for 90 consecutive days equals or exceeds a specified price (the "Market PRSUs"). The expense referenced above is mainly attributable to Market PRSUs that vest based on pre-established milestones including Company performance. These milestones primarily consist of the volume-weighted average stock closing price ranging from $20 to $30 for 90 consecutive days. The grant date fair value of the Market PRSUs is recognized as expense over the vesting period under the accelerated attribution method and is not adjusted in future periods for the success or failure to achieve the specified market condition. At September 30, 2023, the market condition component of these awards has not been met, so the awards have not been earned. This expense represents approximately 40% of the total compensation cost recognized for the nine months ended September 30, 2023 related to stock-based compensation plans which is presented within Salaries and benefits in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.

Stock Options
A summary of option activity under the 2020 Plan during the nine months ended September 30, 2023, was as follows:

	Number of stock options	Weighted-average exercise price
Outstanding, January 1, 2023	1,364,822	$8.88
Granted during 2023	—	—
Exercised	—	—
Forfeited	(341,734)	8.88
Outstanding, September 30, 2023	1,023,088	$8.88
A summary of stock option activity under the 2014 Plan during the nine months ended September 30, 2023, was as follows:

	Number of stock options	Weighted-average exercise price
Outstanding, January 1, 2023	25,631,686	$2.35
Granted during 2023	—	—
Exercised	(78,637)	1.14
Forfeited	(1,437,790)	2.42
Outstanding, September 30, 2023	24,115,259	$2.72
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company's common stock for those stock options that had exercise prices lower than the fair value of the Company's common stock.
At September 30, 2023, outstanding stock options, substantially all of which are expected to vest, had an aggregate intrinsic value of less than $0.1 million, and a weighted-average remaining contractual term of four years. At September 30, 2023, there were 22,838,047 stock options exercisable under the Plans, with an aggregate intrinsic value of less than $0.1 million, a weighted-average exercise price of $2.86 per share, and a weighted-average remaining contractual term of 5.59 years. The total value of stock options exercised during the nine months ended September 30, 2023 and 2022, was $0.1 million and $11.3 million, respectively. Cash received from stock option exercises during the nine months ended September 30, 2023 and 2022, was none and $1.0 million, respectively.
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

Restricted Stock Units
A summary of total RSU activity is presented below:

	Number of RSUs	Weighted-average grant date fair value per share
Outstanding, January 1, 2022	21,294,841	$14.60
Granted during 2022	30,094,480	2.62
Released	(4,518,984)	14.31
Forfeited	(1,460,459)	5.31
Outstanding, September 30, 2022	45,409,878	$6.99

Outstanding, January 1, 2023	49,617,199	$6.48
Granted during 2023	23,443,658	1.00
Released	(12,568,029)	6.58
Forfeited	(4,947,831)	3.12
Outstanding, September 30, 2023	55,544,997	$4.45
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

Nine months ended September 30, 2023
Expected volatility (1)	40.7%
Risk-free interest rate (2)	0.5
Dividend yield (3)	—
(1) Expected volatility is based on a blend of peer group company historical data adjusted for the Company's leverage.
(2) Risk-free interest rate based on U.S. Treasury yields with a term equal to the remaining Performance Period at the grant date.
(3) Dividend yield was assumed to be zero as the Company does not anticipate paying dividends.

A summary of PRSU activity is presented below:

	Number of PRSUs	Weighted-average grant date fair value per share
Non-vested, January 1, 2022	27,818,524	$9.58
Granted during 2022	—	—
Vested	(13,264)	8.90
Forfeited	(265,306)	9.11
Non-vested at September 30, 2022	27,539,954	$9.58

Non-vested, January 1, 2023	29,945,235	$8.92
Granted during 2023	1,294,247	0.94
Vested	(958,951)	1.23
Forfeited	(55,665)	5.48
Non-vested at September 30, 2023	30,224,866	$8.83
At September 30, 2023, there was $47.6 million of unrecognized share-based compensation expense related to PRSUs, which is expected to be recognized over a period of approximately four years.
2020 Employee Stock Purchase Plan

On January 6, 2021, stockholders approved the ESPP. The ESPP provides a means by which eligible employees and/or eligible service providers of either the Company or designated related companies and affiliates may be given an opportunity to purchase shares of Class A common stock at a 15.0% discount from the fair market value of the common stock as determined on specific dates at specified intervals. Subject to adjustments provided in the ESPP that are discussed below, the maximum number of shares of common stock that may be purchased under the ESPP is 10,152,025 shares, and the maximum number of shares that may be purchased on any single purchase date by any one participant is 5,000 shares. At September 30, 2023, 9,311,065 shares of Class A common stock were available for issuance under the ESPP.

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

At September 30, 2023, 840,960 shares of the Company's Class A common stock have been purchased or distributed pursuant to the ESPP.

The assumptions that the Company used in the Black-Scholes option-pricing model to determine the fair value of the purchase rights under the ESPP for the nine months ended September 30, 2023, are as follows:

Nine months ended September 30, 2023
Weighted-average risk-free interest rate	5.4%
Expected term (in years)	0.50
Expected volatility	69.8%

12. Income Taxes
The consolidated effective tax rate of the Company for the three and nine months ended September 30, 2023 and 2022, was 0.0%. The Company continues to be in a net operating loss and net deferred tax asset position. As a result, and in accordance with accounting standards, the Company recorded a valuation allowance to reduce the value of the net deferred tax assets to zero. The Company believes that at September 30, 2023, it had no material uncertain tax positions. Interest and penalties related to unrecognized tax expense (benefits) are recognized in income tax expense, when applicable.
There were no material liabilities for interest and penalties accrued at September 30, 2023 and December 31, 2022.
13. Net Loss per Share
Net Loss per Share
Basic and diluted net loss per share attributable to Class A common stockholders and Class B common stockholders (collectively, "Common Stockholders") for the years indicated was calculated as follows:

	Three Months Ended September 30,
	2023	2022
	(in thousands, except per share and share amounts)
Net loss	$(41,469)	$(75,489)
Net loss attributable to Common Stockholders	(41,469)	(75,489)
Basic and diluted weighted average number of common shares and common share equivalents outstanding	480,770,283	477,690,204
Net loss per share attributable to Common Stockholders—basic and diluted	$(0.09)	$(0.16)

	Nine Months Ended September 30,
	2023	2022
	(in thousands, except per share and share amounts)
Net loss	$(142,889)	$(255,341)
Net loss attributable to Common Stockholders	(142,889)	(255,341)
Basic and diluted weighted average number of common shares and common share equivalents outstanding	480,921,520	475,609,571
Net loss per share attributable to Common Stockholders—basic and diluted	$(0.30)	$(0.54)

Because the Company had a Net loss during the three and nine months ended September 30, 2023 and 2022, the Company's potentially dilutive securities, which include stock options, RSUs, PRSUs, preferred stock, and warrants to purchase shares of common stock and preferred stock, have been excluded from the computation of diluted net loss per share, as the effect would be anti-dilutive. Therefore, during these periods, the diluted common shares outstanding equals the average common shares outstanding. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to Common Stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,
	2023	2022
Options to purchase common stock	25,138,347	27,373,475
RSUs	55,544,997	45,409,878
PRSUs	30,224,866	27,539,954
Total anti-dilutive shares excluded from computation of net loss per share	110,908,210	100,323,307

	Nine Months Ended September 30,
	2023	2022
Options to purchase common stock	25,138,347	27,373,475
RSUs	55,544,997	45,409,878
PRSUs	30,224,866	27,539,954
Total anti-dilutive shares excluded from computation of net loss per share	110,908,210	100,323,307
14. Commitments and Contingencies
Legal Actions
Various lawsuits against the Company may arise in the ordinary course of the Company's business. Contingent liabilities arising from ordinary course litigation, income taxes and other matters are not expected to be material in relation to the financial position of the Company. At September 30, 2023, and December 31, 2022, respectively, there were no material known contingent liabilities arising outside the normal course of business other than as set forth below.
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

On April 21, 2023, the parties to the securities class action entered into a memorandum of understanding providing for the settlement of the action. The Court approved the settlement and dismissed the action with prejudice on October 3, 2023. Under the settlement, the class will receive $22 million dollars (less an award of fees and expenses to the plaintiffs’ counsel), and the defendants (including the Company) received customary releases. The Company used $19.5 million in insurance proceeds to fund the settlement. On June 29, 2023, the Company deposited $7.7 million, in an escrow account for settlement purposes, and on July 3, 2023, it deposited the remaining $14.3 million. The Company previously filed a lawsuit in Delaware state court against certain of its insurers for full payment of its liabilities related to this securities litigation. The Company intends to oppose any efforts by the carrier defendants to recoup insurance proceeds that they have advanced to date.

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
For additional information, see Note 2 (Summary of Significant Accounting Policies) and Note 22 (Non-Insurance) in the 2022 Form 10-K.
The tables below include the financial statement impacts of the performance guarantee:

	September 30, 2023	December 31, 2022
	(in thousands)
Non-Insurance performance year receivable	$185,404	$—
Non-Insurance performance year obligation (1)	254,419	73,844
(1) This obligation represents the consideration due to providers, net of the shared savings or loss for the period and amortization of the liability.

	Nine months ended September 30, 2023	Nine months ended September 30, 2022
	(in thousands)
Amortization of the Non-Insurance performance year receivable	$(556,211)	$(1,757,702)
Amortization of the Non-Insurance performance year obligation	556,211	1,757,702

Non-Insurance revenue	575,311	1,757,579
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
The table below summarizes the Company's results by operating segment:

	Insurance	Non-Insurance	Corporate/Other	Eliminations	Consolidated Total
Three months ended September 30, 2023	(in thousands)
Premiums earned, net (net of ceded premiums of $106)	301,230	—	—	—	301,230
Non-Insurance revenue	—	176,038	—	—	176,038
Other income	3,338	(478)	14,696	(12,758)	4,798
Intersegment revenues	—	—	43,335	(43,335)	—
Net medical claims incurred	236,533	183,173	4,691	(5,438)	418,959
Gross profit (loss)	68,035	(7,613)	53,340	(50,655)	63,107

Total assets	464,942	374,817	905,477	(685,439)	1,059,797

	Insurance	Non-Insurance	Corporate/Other	Eliminations	Consolidated Total
Nine months ended September 30, 2023	(in thousands)
Premiums earned, net (net of ceded premiums of $341)	932,699	—	—	—	932,699
Non-Insurance revenue	—	575,311	—	—	575,311
Other income	7,192	1,266	44,466	(37,465)	15,459
Intersegment revenues	—	—	112,220	(112,220)	—
Net medical claims incurred	753,877	573,566	11,821	(10,861)	1,328,403
Gross profit (loss)	186,014	3,011	144,865	(138,824)	195,066

Total assets	464,942	374,817	905,477	(685,439)	1,059,797

	Insurance	Non-Insurance	Corporate/Other	Eliminations	Consolidated Total
Three months ended September 30, 2022	(in thousands)
Premiums earned, net (net of ceded premiums of $116)	267,892	—	—	—	267,892
Non-Insurance revenue	—	585,311	—	—	585,311
Other income	957	457	15,494	(13,294)	3,614
Intersegment revenues	—	—	29,954	(29,954)	—
Net medical claims incurred	231,211	609,650	1,980	(3,042)	839,799
Gross profit (loss)	37,638	(23,882)	43,468	(40,206)	17,018

Total assets	476,025	715,672	859,637	(493,655)	1,557,679

	Insurance	Non-Insurance	Corporate/Other	Eliminations	Consolidated Total
Nine months ended September 30, 2022	(in thousands)
Premiums earned, net (net of ceded premiums of $354)	814,566	—	—	—	814,566
Non-Insurance revenue	—	1,757,579	—	—	1,757,579
Other income	1,448	477	58,334	(54,508)	5,751
Intersegment revenues	—	—	76,119	(76,119)	—
Net medical claims incurred	746,612	1,815,771	7,155	(9,231)	2,560,307
Gross profit (loss)	69,402	(57,715)	127,298	(121,396)	17,589

Total assets	476,025	715,672	859,637	(493,655)	1,557,679
A reconciliation of the reportable segments' gross profit to the Net loss included in the Consolidated Statements of Operations and Comprehensive Loss is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Gross profit	$63,107	$17,018	$195,066	$17,589

Salaries and benefits	60,567	70,142	193,211	209,724
General and administrative expenses	41,747	47,832	141,588	152,569
Premium deficiency reserve benefit	392	(27,476)	(6,556)	(82,428)
Depreciation and amortization	557	616	1,835	2,028
Restructuring costs	1,313	—	7,870	—
Interest expense	—	404	7	1,197
Amortization of notes and securities discounts	—	9	—	27
Loss (gain) on investment	—	980	—	(10,187)
Net loss	$(41,469)	$(75,489)	$(142,889)	$(255,341)
17. Dividend Restrictions
The Company's regulated insurance subsidiaries are subject to regulations and standards in their respective jurisdictions. These standards, among other things, require these subsidiaries to maintain specified levels of statutory capital and limit the timing and amount of dividends and other distributions that may be paid to their parent companies. Therefore, the Company's regulated insurance subsidiaries' ability to declare and pay dividends is limited by state regulations including obtaining prior approval by the New Jersey Department of Banking and Insurance. At September 30, 2023 and December 31, 2022, neither of the regulated insurance subsidiaries had been authorized nor paid any dividends.

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
The Restructuring costs are presented in the Company's Condensed Consolidated Statement of Operations and Comprehensive Loss, which were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023
	(in thousands)
Employee termination benefits	$58	$4,620
Vendor related costs	1,245	3,166
Other	10	84
Total Restructuring costs	$1,313	$7,870
As of September 30, 2023, the liability for employee termination benefits was recorded in Accrued salaries and benefits and the liability for vendor related costs and other expenses were recorded in Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets. The liability recorded reflects the Company's best estimate, which may be revised in subsequent periods as the restructuring progresses. The restructuring costs are recorded within the Corporate/Other operating segment. In addition, the Company incurred costs related to software impairment, these costs are recognized within Depreciation and amortization in the Condensed Consolidated Statement of Operations and Comprehensive Loss, these costs totaled $0.1 million for the three and nine months ended September 30, 2023.

	Employee Termination Benefits	Vendor related costs	Other	Total
	(in thousands)
Liability as of December 31, 2022	$—	$—	$—	$—
Charges	4,620	3,166	84	7,870
Cash payments	(2,893)	(1,043)	(84)	(4,020)
Liability as of September 30, 2023	$1,727	$2,123	$—	$3,850
Total cumulative costs incurred as of September 30, 2023	$4,620	$3,166	$84	$7,870

19. Subsequent Events
None.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the interim unaudited condensed consolidated financial statements and notes thereto for the nine months ended September 30, 2023, contained in this Quarterly Report on Form 10-Q (the "Form 10-Q") and the consolidated financial statements and notes thereto for the year ended December 31, 2022, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the "SEC") on March 1, 2023 (the "2022 Form 10-K"). This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of the 2022 Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. See "Cautionary Note Regarding Forward-Looking Statements" for additional information. Unless the context otherwise requires, references in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" to "we," "us," "our," "Clover," "Clover Health," and the "Company" mean the business and operations of Clover Health Investments, Corp. and its consolidated subsidiaries.
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
We operate Preferred Provider Organization ("PPO") and Health Maintenance Organization ("HMO") Medicare Advantage ("MA") plans for Medicare-eligible individuals. We aim to provide high-quality, affordable healthcare for all Medicare beneficiaries. We offer most members in our MA plans (the "members") among the lowest average out-of-pocket costs for primary care provider and specialist co-pays, drug deductibles and drug costs in their markets. We strongly believe in providing our members provider choice, and we consider our PPO plan to be our flagship insurance product. An important feature of our MA product is wide network access. We believe the use of Clover Assistant and related data insights allows us to improve clinical decision-making through a highly scalable platform. At September 30, 2023, we operated our MA plans in eight states and 220 counties, with 81,275 members.
On April 1, 2021, our subsidiary, Clover Health Partners, LLC ("Health Partners"), began participating as a Direct Contracting Entity ("DCE") in the Global and Professional Direct Contracting Model ("DC Model") of the Centers for Medicare and Medicaid Services ("CMS"), which transitioned to the Accountable Care Organization Realizing Equity, Access, and Community Health Model ("ACO REACH Model" or "ACO REACH") in January 2023. Our DCE assumes full risk (i.e., 100.0% shared savings and shared losses) for the total cost of care of aligned Medicare fee-for-service ("FFS") beneficiaries (the "Non-Insurance Beneficiaries" and, collectively with the members, "Lives under Clover Management" or the "beneficiaries"). Through our Direct Contracting operations, we focus on leveraging Clover Assistant to enhance healthcare delivery, reduce expenditures, and improve care for our Non-Insurance Beneficiaries. At the beginning of January 2023, we had approximately 605 contracted participant providers who manage primary care for our Non-Insurance Beneficiaries in 13 states. Additionally, at the beginning of January 2023, we had approximately 1,540 preferred providers and preferred facilities in our ACO REACH network. At September 30, 2023, we had approximately 615 contracted participant providers who manage primary care for our Non-Insurance Beneficiaries in 12 states. Additionally, at September 30, 2023, we had approximately 1,555 preferred providers and preferred facilities in our ACO REACH network. Our participation in the DC Model has enabled us to move beyond the MA market and serve the Medicare fee-for-service ("FFS") market, which is the largest segment of Medicare. We believe that expanding into the FFS market is not only a strategic milestone for Clover but also demonstrates the scalability of Clover Assistant.
For any information following the aforementioned paragraph, the Company will refer to its participation in ACO REACH Model or the Company's participation in the predecessor DC Model as ACO REACH Model.
At September 30, 2023, we were partnering with providers to care for 132,803 Lives under Clover Management, which included 81,275 Insurance members and 51,528 aligned Non-Insurance beneficiaries.

Recent Developments

Geographic Presence

Beginning in 2024, our MA plans will be available in a total of 200 counties and 5 states.

Certain Business Transformation Initiatives

On April 17, 2023, the Company announced it would implement certain business transformation initiatives, including an agreement to move its core plan operations to UST HealthProof’s (“UST HealthProof”) integrated technology platform and additional corporate restructuring actions. The agreement with UST HealthProof includes the transition of certain of the Company’s plan operation functions in support of its Medicare Advantage members pursuant to a master services agreement. In addition to the arrangement with UST HealthProof, the Company also announced a recently conducted reduction in force to better align its Selling, General, and Administrative cost structure with its revenue base. For the three and nine months ended September 30, 2023 the Company recorded $1.3 million and $7.9 million of restructuring charges related to these business transformation initiatives, which consisted of employee termination benefits, vendor related costs, and other costs. Refer to Note 18 “Restructuring costs” of the notes to interim unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

CMS Stars Ratings

Pursuant to CMS’s Medicare Advantage Star ratings system, CMS annually awards between 1.0 and 5.0 Stars to Medicare Advantage plans based on performance in several categories. CMS released the Company’s 2024 Star ratings in October 2023, related to the 2022 measurement year, which will impact the 2025 payment year. For both of the Company's plans (PPO and HMO), CMS gave a rating of 3.0 Stars for measurement year 2022, impacting the 2025 payment year. This represents a 0.5 Star rating decrease for both plans. In the calendar year 2024, the Company will be paid on the basis of 3.5 Stars for both our PPO and HMO plans, which ratings were previously awarded.

ACO REACH Participating Physicians

In connection with the 2024 performance year, we again expect a reduction in the number of ACO REACH participating physicians, which will also result in a decrease in beneficiaries.
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

Nine Months Ended September 30,	2023		2022
	Total	PMPM (1)	Total	PMPM (1)
	(Premium and expense amounts in thousands, except PMPM amounts)
Insurance members at period end (#)	81,275	N/A	88,136	N/A
Premiums earned, gross	$933,040	$1,252	$814,920	$1,050
Premiums earned, net	932,699	1,251	814,566	1,049
Insurance medical claim expense incurred, gross	754,422	1,012	747,250	962
Insurance net medical claims incurred	753,877	1,011	746,612	962
Medical care ratio, gross (2)	80.9%	N/A	91.7%	N/A
Medical care ratio, net	80.8	N/A	91.7	N/A
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

Nine months ended September 30, 2023	2023		2022
	Total	PBPM (1)	Total	PBPM (1)
	(Revenue and claims amounts in thousands, except PBPM amounts)
Non-Insurance Beneficiaries at period end	51,528	N/A	166,432	N/A
Non-Insurance revenue	$575,311	$1,209	$1,757,579	$1,148
Non-Insurance net medical claims incurred	573,566	1,206	1,815,771	1,186
Non-Insurance MCR (2)	99.7%	N/A	103.3%	N/A
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

Results of Operations
Comparison of the Three Months Ended September 30, 2023 and 2022
The following table summarizes our condensed consolidated results of operations for the three months ended September 30, 2023 and 2022. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended September 30, 2023		Change between 2023 and 2022
	2023	2022	($)	(%)
	(in thousands)
Revenues
Premiums earned, net (Net of ceded premiums of $106 and $116 for the three months ended September 30, 2023 and 2022, respectively)	$301,230	$267,892	$33,338	12.4%
Non-Insurance revenue	176,038	585,311	(409,273)	(69.9)
Other income	4,798	3,614	1,184	32.8
Total revenues	482,066	856,817	(374,751)	(43.7)
Operating expenses
Net medical claims incurred	418,959	839,799	(420,840)	(50.1)
Salaries and benefits	60,567	70,142	(9,575)	(13.7)
General and administrative expenses	41,747	47,832	(6,085)	(12.7)
Premium deficiency reserve benefit	392	(27,476)	27,868	(101.4)
Depreciation and amortization	557	616	(59)	(9.6)
Restructuring costs	1,313	—	1,313	*
Total operating expenses	523,535	930,913	(407,378)	(43.8)
Loss from operations	(41,469)	(74,096)	32,627	(44.0)

Interest expense	—	404	(404)	*
Amortization of notes and securities discount	—	9	(9)	*
Loss on investment	—	980	(980)	*
Net loss	$(41,469)	$(75,489)	$34,020	(45.1)%
*    Not presented because the current or prior period amount is zero or the amount for the line item changed from a gain to a loss (or vice versa) and thus yields a result that is not meaningful.
Premiums earned, net
Premiums earned, net increased $33.3 million, or 12%, to $301.2 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase was primarily due to the increased CMS premiums as a result of the 3.0 to 3.5 star rating effective January 1, 2023 and an increase in our risk adjustment revenue driving favorability as a result of the Company focusing on member retention.
Non-Insurance revenue
Non-Insurance revenue decreased $409.3 million, or 70%, to $176.0 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The decrease was primarily driven by a decrease in the number of our aligned Non-Insurance Beneficiaries from 166,432 at September 30, 2022, to 51,528 at September 30, 2023 primarily driven by the strategic reduction in Non-insurance Beneficiaries which occurred during the 2023 performance year.

Other income
Other income increased $1.2 million, or 33%, to $4.8 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase was primarily attributable to an increase from investment income partially impacted by a more favorable interest rate environment as compared to the prior period.

Net medical claims incurred
Total Net medical claims incurred for both Insurance and Non-Insurance decreased $420.8 million, or 50%, to $419.0 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The decrease was primarily driven by a decrease in net medical claims related to our strategic reduction in Non-Insurance Beneficiaries from $609.7 million for the three months ended September 30, 2022, to $183.2 million for the three months ended September 30, 2023. This was driven by a decrease in the number of our aligned Non-Insurance Beneficiaries from 166,432 at September 30, 2022, to 51,528 at September 30, 2023.

Salaries and benefits
Salaries and benefits decreased $9.6 million, or 14%, to $60.6 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. This decrease was primarily driven by the Company's restructuring activity which resulted in an approximate 10% decrease in overall headcount starting in April 2023.
General and administrative expenses
General and administrative expenses decreased $6.1 million, or 13%, to $41.7 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The decrease was primarily driven by a reduction in legal fees incurred.
Premium deficiency reserve benefit
An approximately $0.4 million premium deficiency reserve benefit was recorded for the three months ended September 30, 2023, which was primarily driven by the release of the reserve related to our PPO plans, with the remaining balance entirely related to our HMO plan.
Loss on investment
In February 2022, Character Biosciences completed a private capital transaction in which it raised $17.9 million from the issuance of 16,210,602 shares of its preferred stock. After the Company evaluated its ownership interest in Character Biosciences, it began applying the equity method of accounting during the three months ended March 31, 2022, and for the three months ended September 30, 2022 recorded a loss on investment of $1.0 million, which is attributable to its proportionate share of the loss on equity of that entity during that period. Prior to the first quarter of 2022, this entity was consolidated on Clover's financial statements, and therefore the Company did not recognize a loss or gain on investment. In accordance with ASC 323, for the year ended December 31, 2022, the Company recognized the proportionate share of Character Bioscience's net losses up to the investment carrying amount. At December 31, 2022, the Company discontinued applying the equity method to account for our common stock interest in Character Biosciences as its net losses exceeded the investment carrying amount. The equity method investment in Character Biosciences was reduced to zero and no further losses were recorded in the Company's interim unaudited condensed consolidated financial statements as Clover did not guarantee obligations of the investee company or commit additional funding.
Restructuring costs
On April 17, 2023, the Company announced business transformation initiatives to accelerate the company's path to profitability, including an agreement to move its core plan operations to UST HealthProof’s integrated technology platform, reduction in force, and corporate restructuring actions. We recorded $1.3 million of restructuring charges for the three months ended September 30, 2023. As a result, we are incurring certain charges for non-retirement employee benefits and outside service contracts.

Comparison of the Nine Months Ended September 30, 2023 and 2022
The following table summarizes our condensed consolidated results of operations for the nine months ended September 30, 2023 and 2022. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Nine Months Ended September 30,		Change between 2023 and 2022
	2023	2022	($)	(%)
	(in thousands)
Revenues
Premiums earned, net (Net of ceded premiums of $341 and $354 for the nine months ended September 30, 2023 and 2022, respectively)	$932,699	$814,566	$118,133	14.5%
Non-Insurance revenue	575,311	1,757,579	(1,182,268)	(67.3)
Other income	15,459	5,751	9,708	168.8
Total revenues	1,523,469	2,577,896	(1,054,427)	(40.9)
Operating expenses
Net medical claims incurred	1,328,403	2,560,307	(1,231,904)	(48.1)
Salaries and benefits	193,211	209,724	(16,513)	(7.9)
General and administrative expenses	141,588	152,569	(10,981)	(7.2)
Premium deficiency reserve benefit	(6,556)	(82,428)	75,872	(92.0)
Depreciation and amortization	1,835	2,028	(193)	(9.5)
Restructuring costs	7,870	—	7,870	*
Total operating expenses	1,666,351	2,842,200	(1,175,849)	(41.4)
Loss from operations	(142,882)	(264,304)	121,422	(45.9)

Interest expense	7	1,197	(1,190)	(99.4)
Amortization of notes and securities discount	—	27	(27)	*
Gain on investment	—	(10,187)	10,187	*
Net loss	$(142,889)	$(255,341)	$112,452	(44.0)%
*    Not presented because the current or prior period amount is zero or the amount for the line item changed from a gain to a loss (or vice versa) and thus yields a result that is not meaningful.
Premiums earned, net
Premiums earned, net increased $118.1 million, or 14.5%, to $932.7 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase was primarily due to the increased CMS premiums as a result of the 3.0 to 3.5 star rating effective January 1, 2023 and an increase in our risk adjustment revenue driving favorability as a result of the Company focusing on member retention.
Non-Insurance revenue
Non-Insurance revenue decreased $1,182.3 million, or 67.3%, to $575.3 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The decrease was primarily driven by a decrease in the number of our aligned Non-Insurance Beneficiaries from 166,432 at September 30, 2022, to 51,528 at September 30, 2023 primarily driven by the strategic reduction in Non-insurance Beneficiaries which occurred during the 2023 performance year.
Other income
Other income increased $9.7 million, or 168.8%, to $15.5 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase was primarily attributable to an increase from investment income partially impacted by a more favorable interest rate environment as compared to the prior period.

Net medical claims incurred
Total Net medical claims incurred for both Insurance and Non-Insurance decreased $1,231.9 million, or 48.1%, to $1,328.4 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The decrease was primarily driven by a decrease in net medical claims related to our strategic reduction in Non-Insurance Beneficiaries from $1,815.8 million for the nine months ended September 30, 2022, to $573.6 million for the nine months ended September 30, 2023. This was driven by a decrease in the number of our aligned Non-Insurance Beneficiaries from 166,432 at September 30, 2022, to 51,528 at September 30, 2023.
Salaries and benefits
Salaries and benefits decreased $16.5 million, or 7.9%, to $193.2 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. This decrease was primarily driven by the Company's restructuring activity which resulted in an approximate 10% decrease in overall headcount starting in April 2023.
General and administrative expenses
General and administrative expenses decreased $11.0 million, or 7.2%, to $141.6 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The decrease was primarily driven by a reduction in customer acquisition costs incurred.
Premium deficiency reserve benefit
An approximately $6.6 million premium deficiency reserve benefit was recorded for the nine months ended September 30, 2023, which was primarily driven by the release of the reserve related to our PPO plans, with the remaining balance entirely related to our HMO plans.
Gain on investment
In February 2022, Character Biosciences completed a private capital transaction in which it raised $17.9 million from the issuance of 16,210,602 shares of its preferred stock. After the Company evaluated its ownership interest in Character Biosciences, it began applying the equity method of accounting during the three months ended March 31, 2022, and for the nine months ended September 30, 2022 recorded a gain on investment of $10.2 million, which is attributable to its proportionate share of the gain on equity of that entity during that period. Prior to the first quarter of 2022, this entity was consolidated on Clover's financial statements, and therefore the Company did not recognize a loss or gain on investment. In accordance with ASC 323, for the year ended December 31, 2022, the Company recognized the proportionate share of Character Bioscience's net losses up to the investment carrying amount. At December 31, 2022, the Company discontinued applying the equity method to account for our common stock interest in Character Biosciences as its net losses exceeded the investment carrying amount. The equity method investment in Character Biosciences was reduced to zero and no further losses were recorded in the Company's interim unaudited condensed consolidated financial statements as Clover did not guarantee obligations of the investee company or commit additional funding.
Restructuring costs
On April 17, 2023, the Company announced business transformation initiatives to accelerate the company’s path to profitability, including an agreement to move its core plan operations to UST HealthProof’s integrated technology platform, reduction in force, and corporate restructuring actions. We recorded $7.9 million of restructuring charges for the nine months ended September 30, 2023. As a result, we are incurring certain charges for non-retirement employee benefits and outside service contracts.

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

Consolidated Entities

At September 30, 2023, total restricted and unrestricted cash, cash equivalents, and investments were $672.0 million. Of this total, $305.5 million was specifically related to available-for-sale and held-to-maturity investment securities. At December 31, 2022, we had cash, cash equivalents, restricted cash, and investments of $555.3 million. Of this total, $327.6 million was specifically related to available-for-sale and held-to-maturity investment securities. Our cash equivalents and investment securities consist primarily of money market funds, U.S. government debt securities, and corporate debt securities.

Unregulated Entities

At September 30, 2023 and December 31, 2022, total restricted and unrestricted cash, cash equivalents, and investments for the parent company, Clover Health Investments, Corp., and unregulated subsidiaries were $308.2 million and $331.7 million, respectively. This decrease at the parent company primarily reflects operating expenses. We operate as a holding company in a highly regulated industry. As such, we may receive dividends and administrative expense reimbursements from our subsidiaries, two of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated insurance subsidiaries. Cash, cash equivalents, and investments at the parent company, Clover Health Investments, Corp., were $166.7 million and $238.0 million at September 30, 2023 and December 31, 2022, respectively. Our unregulated subsidiaries held $141.5 million and $93.7 million of cash, cash equivalents, restricted cash, and investments at September 30, 2023 and December 31, 2022, respectively.

Regulated Entities

At September 30, 2023 and December 31, 2022 total cash, cash equivalents, restricted cash, and investments for our regulated subsidiaries were $363.8 million and $223.6 million, respectively. Additionally, our regulated insurance subsidiaries held $196.8 million and $191.1 million of available-for-sale and held-to-maturity investment securities at September 30, 2023 and December 31, 2022, respectively. Our use of operating cash derived from our unregulated subsidiaries is generally not restricted by departments of insurance (or comparable state regulatory agencies). Our regulated insurance subsidiaries have not paid dividends to the parent, and applicable insurance laws restrict the ability of our regulated insurance subsidiary to declare and pay dividends to the parent. Insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amounts calculated under any applicable formula would be permitted. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our regulated insurance subsidiary may in the future adopt statutory provisions more restrictive than those currently in effect.
For a detailed discussion of our regulatory requirements, including aggregate statutory capital and surplus as well as dividends paid from the subsidiaries to the parent, please refer to Notes 24, 25, and 26 in the 2022 Form 10-K.

Cash Flows
The following table summarizes our condensed consolidated cash flows for the nine months ended September 30, 2023 and 2022.

Nine Months Ended September 30,	2023	2022
	(in thousands)
Cash Flows Data:
Net cash provided by (used in) operating activities	$113,424	$5,442
Net cash provided by investing activities	56,351	82,477
Net cash used in financing activities	(4,244)	(5,018)
Increase (decrease) in cash, cash equivalents, and restricted cash	$165,531	$82,901

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

For the nine months ended September 30, 2023, Net cash provided by operating activities was $113.4 million, which reflects a Net loss of $142.9 million. Non-cash activities included a $107.8 million charge to Stock-based compensation expense, approximately $6.6 million of amortization of the 2023 Premium deficiency reserve. A prepayment of $103.3 million was received during the period from CMS for October 2023. Payments due to CMS related to our Non-Insurance operations increased by $34.2 million.

For the nine months ended September 30, 2022, Net cash used in operating activities was $5.4 million, which reflects a Net loss of $255.3 million. Non-cash activities included a $125.2 million charge to Stock-based compensation expense, $82.4 million amortization of the 2022 Premium deficiency reserve, and a $10.2 million Gain on investment related to the change in the equity structure of Clover Therapeutics. Payments due to CMS related to our Non-Insurance operations increased by $109.4 million. Change in our working capital included an increase in Unpaid claims of $1.0 million.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2023, of $56.4 million was primarily due to $199.6 million provided from the sale and maturity of investment securities. This was offset by $142.4 million used to purchase investments.

Net cash used in investing activities for the nine months ended September 30, 2022, of $82.5 million was primarily due to $276.8 million used to purchase investment securities, offset by $360.2 million provided from the sale and maturity of investment securities.

For additional information regarding our investing activities, please refer to Note 3 (Investment Securities) to the interim unaudited condensed consolidated financial statements included in this Form 10-Q.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2023 of $4.2 million was primarily the result of the acquisition of $5.4 million in Treasury stock.

Net cash provided by financing activities for the nine months ended September 30, 2022 of $5.0 million was primarily the result of the acquisition of $6.3 million in Treasury stock.

Financing Arrangements
There have been no material changes to our financing arrangements at September 30, 2023, as compared to those disclosed in the 2022 Form 10-K.
Contractual Obligations and Commitments
We believe that funds from projected future operating cash flows, cash, cash equivalents, and investments will be sufficient for future operations and commitments, and for capital acquisitions and other strategic transactions, over at least the next 12 months.

Material cash requirements from known contractual obligations and commitments at September 30, 2023 include: (1) the recognition of a performance guarantee of $254.4 million in connection with the Company's participation in the ACO REACH Model and (2) operating lease obligations of $5.0 million. These commitments are associated with contracts that were enforceable and legally binding at September 30, 2023, and that specified all significant terms, including fixed or minimum serves to be used, fixed, minimum, or variable price provisions, and the approximate timing of the actions under the contracts. There were no other material cash requirements from known contractual obligations and commitments at September 30, 2023. For additional information regarding our remaining estimated contractual obligations and commitments, see Note 12 (Notes and Securities Payable), Note 15 (Leases), Note 21 (Commitments and Contingencies), and Note 22 (Non-Insurance) to the consolidated financial statements included in the 2022 Form 10-K.
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
Critical Accounting Policies and Estimates
We believe that the accounting policies and estimates involve a significant degree of judgment and complexity. For the three months ended September 30, 2023, the Company has made one significant accounting policy change related to its calculation of premium deficiency reserve, as compared to the critical accounting policies and estimates disclosed in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 2022 Form 10-K with the exception of a voluntary change to the method of determining our premium deficiency reserves. For more information on this change please see Note 2 (Summary of Significant Accounting Policies).
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
We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. Our investment policy is focused on preservation of capital, liquidity and earning a modest yield. Substantially all of our investment portfolio is invested in U.S. Treasury fixed maturity securities. At September 30, 2023, none of our fixed maturity securities portfolio was unrated or rated below investment grade.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our "Certifying Officers"), the effectiveness of our disclosure controls and procedures at September 30, 2023, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Certifying Officers concluded that, at September 30, 2023, our disclosure controls and procedures were effective.
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
Item 1A. Risk Factors

Except as set forth below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A of the 2022 Form 10-K and Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2023 (the "Q1 10-Q"). In the course of conducting our business operations, we are exposed to a variety of recurring and new risks, any of which have affected or could materially adversely affect our business, financial condition, and results of operations. The market price of our Class A common stock could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occurs. Any factor described in this report or in any of our other SEC filings could by itself, or together with other factors, adversely affect our financial results and condition. For a discussion of risk factors that could adversely affect our financial results and condition, and the value of, and return on, an investment in the Company, please see the "Item 1A. Risk Factors" included in the 2022 Form 10-K and Q1 10-Q, as well as the factors identified under “Cautionary Note Regarding Forward-Looking Statements” at the beginning of Part I, Item 1 of this Form 10-Q and as may be updated in subsequent filings with the SEC.

The following risk factor is intended to update the risk factors of the Company previously disclosed in the 2022 Form 10-K.

If the trading price of our Class A common stock price does not satisfy The NASDAQ Stock Market LLC (“NASDAQ”) minimum price requirement, our Class A common stock may be subject to delisting from NASDAQ.

If the closing bid price of our Class A common stock is less than $1.00 per share for 30 consecutive trading days, we may receive a notice from Nasdaq staff stating that our Class A common stock will be delisted unless we are able to regain compliance with the minimum price Nasdaq Listing Rule requirement. During 2023, our Class A common stock closing bid price has been below $1.00 on multiple occasions, including most recently from October 16, 2023 to November 1, 2023. If we were to receive a notice from Nasdaq regarding the continued listing requirements, in order to regain compliance, generally, the listing requirement provides that we must maintain a closing bid price for our Class A common stock of at least $1.00 per share for a minimum of 10 consecutive business days (subject to Nasdaq’s staff discretion in certain instances). We cannot guarantee that our stock price will satisfy the $1.00 per share requirement or otherwise meet Nasdaq’s continued listing requirements. Therefore, our Class A common stock may in the future be subject to delisting. If our Class A common stock is delisted, this would, among other things, substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us and would have an adverse impact on the trading, liquidity, and market price of our Class A common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act).

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

CLOVER HEALTH INVESTMENTS, CORP.

Date: November 6, 2023	By:	/s/ Andrew Toy
Andrew Toy
Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2023	By:	/s/ Scott J. Leffler
Scott J. Leffler
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)