Form 10-K
period 2023-12-31
CLOVER HEALTH INVESTMENTS, CORP. /DE
filed 2024-03-14
CIK 1801170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-K
________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At June 30, 2023 the aggregate market value of common stock held by non-affiliates was approximately $360,169,848, based on a closing price of $0.90.
At March 5, 2024, the registrant had 405,643,096 shares of Class A Common Stock, $0.0001 par value per share, and 89,649,365 shares of Class B Common Stock, $0.0001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for use in connection with its 2024 annual meeting of stockholders will be filed with the U.S. Securities and Exchange Commission within 120 days after the close of registrant's fiscal year and are incorporated by reference into Part III hereof.

As used in this report, "Company," "Clover," "Clover Health," "we," "us," "our," "our company," and similar terms refer to Clover Health Investments, Corp. and its consolidated subsidiaries, unless otherwise noted or the context otherwise requires.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations, financial position, market size and opportunity, our business strategy and plans, the factors affecting our performance and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "could," "should," "would," "can," "expect," "project," "outlook," "forecast," "objective," "plan," "potential," "seek," "grow," "target," "if," and the negative or plural of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including the risk factors described in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K involve a number of judgments, risks and uncertainties, including, without limitation, risks related to:

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
•exiting the ACO Reach Program;
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
•general economic conditions and uncertainty;
•persistent high inflation and interest rates; and
•geopolitical uncertainty and instability.

We caution you that the foregoing list of judgments, risks, and uncertainties that may cause actual results to differ materially from those in the forward-looking statements may not be complete. You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur or may be materially different from what we expect. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by law, we undertake no obligation to update any of these forward-looking statements after the date of this Annual Report on Form 10-K or to conform these statements to actual results or revised expectations.

This Annual Report on Form 10-K contains estimates, projections, and other information concerning our industry, our business, and the markets for our products. We obtained the industry, market, and similar data set forth in this Annual Report on Form 10-K from our own internal estimates and research and from industry research, publications, surveys, and studies conducted by third parties, including governmental agencies, and such information is inherently subject to uncertainties. Actual events or circumstances may differ materially from events and circumstances that are assumed in this information. You are cautioned not to give undue weight to any such information, projections, or estimates.

As a result of a number of known and unknown risks and uncertainties, including without limitation, the important factors described in our reports filed with the SEC, including the discussion under "Risk Factors" in this Annual Report on Form 10-K, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements.

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

Channels for Disclosure of Information

Investors and others should note that we routinely announce material information to investors and the marketplace using filings with the SEC, press releases, public conference calls, presentations, webcasts, and the investor relations page of our website at investors.cloverhealth.com. We use the investor relations page of our website for purposes of compliance with Regulation FD and as a routine channel for distribution of important information, including news releases, analyst presentations, financial information, and corporate governance practices. We also use certain social media channels as a means of disclosing information about the Company and our products to our customers, investors, and the public, including @CloverHealth and #CloverHealth on X (formerly known as Twitter), and the LinkedIn account of our Chief Executive Officer, Andrew Toy. The information posted on social media channels is not incorporated by reference in this report or in any other report or document we file with the SEC. While not all of the information that we post to the investor relations page of our website or to social media accounts is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media, and others interested in the Company to review the information that we share on our investor relations page of our website at investors.cloverhealth.com and to sign up for and regularly follow our social media accounts. Users may automatically receive email alerts and other information about the Company when enrolling an email address by visiting "Email Alerts" in the "Investor Resources" section of our website at investors.cloverhealth.com.

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
•We will incur costs in connection with our exit from the ACO REACH Program and may not achieve the expected benefits from our exit.
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
•The Centers for Medicare & Medicaid Services' risk adjustment payment system makes our revenue and profitability difficult to predict and could result in material retroactive adjustments to our results of operations.
•We may require additional capital to support business growth, and this capital might not be available on acceptable terms, or at all.
•If we are unable to succeed in expanding the number of members under our Medicare Advantage plans, our business, financial condition, and results of operations could be harmed.
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

•The dual class structure of our common stock has the effect of concentrating voting power with certain stockholders, including our directors and executive officers and their respective affiliates, who held in the aggregate 70.7% of the voting power of our capital stock at December 31, 2023. This ownership will limit or preclude the ability of our other stockholders to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
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

In our Insurance segment, we leverage Clover Assistant to provide America's Medicare-eligible seniors with Preferred Provider Organization ("PPO") and Health Maintenance Organization ("HMO") plans. We aim to provide affordable, high-quality healthcare and we offer most of our members (referred to as "members") in our Medicare Advantage ("MA") plans among the lowest average out-of-pocket costs for primary care provider ("PCP") and specialist co-pays in their respective markets. We strongly believe in providing our members with provider choice and consider our PPO plan to be our flagship insurance product. An important feature of our MA product is its wide physician network. We often offer the same cost-sharing (co-pays and deductibles) for visits with primary care providers who are in-network and out-of-network. We manage care on our wide network by empowering providers with data-driven, personalized insights for their patients (our members) through the use of Clover Assistant. We believe this enables providers to make improved clinical decisions. We reach a broad array of consumers, including traditionally underserved markets. At January 1, 2024, we operated our MA plans in five states and 200 counties.

In 2021, we expanded into our Non-Insurance segment when we made Clover Assistant available in Medicare fee-for-service through the Centers for Medicare & Medicaid Services ("CMS") Accountable Care Organization ("ACO") Realizing Equity, Access, and Community Health ("REACH") ("ACO REACH Model" or "ACO REACH") Model. On December 1, 2023, the Company notified CMS that it will no longer participate as a REACH ACO beginning with the 2024 performance year. The Company’s exit from the ACO REACH Program was made after the Company determined that it is in its best interest to fully exit the ACO REACH Program, and follows the Company's November 2022 announcement of a strategic reduction in the number of ACO REACH participating physicians in 2023.

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

We have made it a priority to work with Medicare beneficiaries in underserved markets. This includes MA members who self-report their race or ethnicity and identify as people of color, members diagnosed with at least two chronic diseases, and members living in communities that fall within the top five deciles of what the government defines as areas of socioeconomic deprivation. We are heavily invested in helping provide care for those who are most in need.

Clover Health was incorporated on October 18, 2019, as a special purpose acquisition company and a Cayman Islands exempted company under the name Social Capital Hedosophia Holdings Corp. III ("SCH"). On April 24, 2020, SCH completed its initial public offering. On January 7, 2021, SCH consummated a business combination with Clover Health Investments, Corp. and changed its name to Clover Health Investments, Corp. Our principal executive offices are located at 3401 Mallory Lane, Suite 210, Franklin, Tennessee 37067. Our telephone number is (201) 432-2133. Our website address is www.cloverhealth.com. The information contained on or accessible through our website is not part of this Annual Report on Form 10-K and is not incorporated by reference in this Annual Report on Form 10-K.

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

Medicare is the focal point of our opportunity. Approximately 66 million people were enrolled in Medicare in 2023. That number is expected to rise, equating to over $1.5 trillion in total expenditures by 2030. Within Medicare, the MA market made up approximately $462 billion of annual spend in 2023 and is expected to grow to approximately $892 billion by 2030. Original Medicare is expected to grow from $427 billion to $627 billion over the same period.

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

Enables data-driven, personalized, and actionable insights

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

Delivers differentiated plan performance

The Clover Assistant platform is designed to enable our mission-aligned business model to drive the empowerment of providers and improve care for beneficiaries while contributing to improved margins for our MA plans. As a result of our provider-focused, data-driven platform, providers who have been using Clover Assistant and are treating returning members, on average, have had lower medical care ratios ("MCRs") than providers who have not used Clover Assistant and are treating returning members.

Enables rapid software iteration via our closed feedback loop

Our platform is highly dynamic and continues to improve as we capture more data. As an MA plan that builds our own internally-developed physician-enablement software, we believe we are differentiated in our ability to continuously build upon our broad sets of rich data, resulting in a rapid learn-iterate-deploy software improvement cycle. We capture real-time data via live provider use and feedback through Clover Assistant. This bi-directional data sharing creates a closed feedback loop, allowing us to continuously measure the results of our platform's recommendations in real-time and improve our platform.

Delivers differentiated clinical care capabilities

We work hard to drive better care for our Lives under Clover Management. To accomplish this goal, we aim to establish with Clover Assistant a comprehensive understanding of each patient, their conditions and needs as well as how those factors change over time, so that we can provide support to their providers as they determine when appropriate interventions should be delivered. We monitor a range of data sources over time to create a comprehensive view of each patient's disease trajectory. Taking this holistic approach helps us to improve personalized chronic disease management and care coordination.

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

Of critical importance, when providing actionable advice, Clover Assistant shares with the providers the specific reasons why a recommendation is being made so that the provider can exercise his or her own judgment in deciding whether to accept or reject a care recommendation. This may include evidence such as specific lab results, records from prior encounters, and links to other clinical resources.

This closed feedback loop continuously improves our clinical recommendation engine and understanding of individual patient needs.

Our clinical programs run on Clover Assistant

In addition to supporting providers throughout our open network, we operate clinical programs, either through our own employed clinicians or through vendors, that are designed to provide improved supportive care for the most chronically-ill, frail, and costly patients. Below is a snapshot of several clinical programs we offer:

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

Our Strategy

Utilizing Clover Assistant to raise the standard of care of providers, we are able to target a broad spectrum of markets, including traditionally underserved markets that are generally not viable for others because those markets often lack large, integrated providers, commonly relied on by MA insurers, that are willing to assume the financial responsibility for patient care. Underpinned by our software, our strategy centers on the following three steps:

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

•Step three: Powered by Clover Assistant's strong unit economics, deploy best-in-class plans. The use of Clover Assistant is designed to drive the economic success of our plans, which allows us to return these strong economics back to our members in the form of enhanced benefits, lower out-of-pocket costs and freedom of choice. Our affordability is underpinned by our plans' low average total out-of-pocket costs for PCP and specialist co-pays. The substantial majority of our members enjoy freedom of choice, which manifests in our expansive and open network with the same cost-sharing for members who see primary care providers in- and out-of-network. Our open network design is particularly attractive compared to our competitors' usual narrow networks.

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

•Clover Assistant is the ultimate assistant. Clover Assistant, being focused on physician enablement, enhances the provider's ability to coordinate care for our beneficiaries. We believe our beneficiaries can have confidence that, when using Clover Assistant, their provider has ready access to their medical histories and personalized, data-driven clinical care recommendations.

•High value plans. We strive to ensure that consumers who choose our health plans get more for less. Our plans offer competitive benefits while being highly affordable. Most of our members are enrolled in plans that offer among the lowest average out-of-pocket costs for PCP co-pays in their markets while also providing wide network access and the same in- and out-of-network costs for primary care provider visits. By seeking to lower the financial burden on our members, we reduce disincentives that inhibit our members from seeking the care they need.

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

Our Competition

The physician enablement space is highly competitive, and there are many players competing within the technology space as well as within segments of Medicare such as MA and Original Medicare. We compete in certain segments within the healthcare market, including MA plans as well as other healthcare technology platforms, and intend to enter into others, such as new payment models offered by CMS. Competition in our market involves rapidly changing technologies, evolving regulatory requirements and industry expectations, new product offerings and constantly evolving beneficiary and provider preferences and user requirements.

We face competition from incumbent MA sponsors, many of whom are developing their own technology or partnering with third-party technology providers to drive improvements in care. Our competitors include large, national insurers, such as UnitedHealth, Aetna, Humana, Cigna, Centene, and Elevance Health, as well as regional plans such as Blue Cross Blue Shield affiliates, Alignment Health, Devoted Health, Oscar Health, and provider-sponsored plans such as Ochsner Health and Priority Health. We also face competition from Original Medicare providers and health insurance companies.

We also face competition in the physician enablement space from offerings and tools that allow providers to offer value-based care, offerings such as EHRs and other tools that promote high physician enablement, and any other product or tool designed to enable a physician to improve care. Companies such as Agilon and Privia Health have offerings that compete directly or indirectly with our offerings. Also, as we develop other products and enter new lines of business, and other companies do the same, we may compete with providers of healthcare technology platforms, EHR providers, telehealth providers, healthcare data analytics providers, and ACOs.

We believe our business model allows us to compete favorably based on the following competitive factors: the use of Clover Assistant platform to improve clinical decision-making, price, quality of service, products offering access to broad and open provider networks, breadth and flexibility of plan benefits, brand strength, beneficiary and provider satisfaction, and financial stability.

Intellectual Property

Our intellectual property is an important aspect of our business. To establish and protect our intellectual property and other proprietary rights, we rely and expect to continue to rely upon a combination of patent, copyright, trade secret, and trademark protection laws to protect our intellectual property rights in our internally-developed technology and information that we regard as proprietary, and maintain a policy requiring our employees, contractors, consultants and other third parties to enter into confidentiality and invention assignment agreements to control access to and use of our internally-developed technology and other information that we regard as proprietary and to ensure that any intellectual property developed by such employees, contractors, consultants, and other third parties are assigned to us. These laws, procedures and restrictions provide only limited protection, and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed, or misappropriated. Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy aspects of our internally-developed technology or to obtain and use information that we regard as proprietary, and may also attempt to develop similar technology independently. Furthermore, the laws of certain countries do not protect intellectual property rights to the same extent as the laws of the United States, and we therefore may be unable to protect our internally-developed technology in certain jurisdictions. In addition, we cannot guarantee that our confidentiality and invention assignment agreements will not be breached. See Part I, Item 1A, "Risk Factors," for a discussion of the risks related to our intellectual property.

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

At December 31, 2023, we had 552 employees with approximately 88% in the U.S. and 8% in Hong Kong with the remaining 4% disbursed in various countries. Our workforce was 63% Female and 37% Male, and was 47% Caucasian/White and 53% racially/ethnically diverse backgrounds.

Excellence in Distributed Work

We are a distributed team from the Board on down and believe our distributed approach to teams allows us to attract the best talent for each and every role. In August 2018, we opened an office in Hong Kong, which has since grown to a team of 45 employees. We have continued to expand our workforce globally into several additional international locations.

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

Affinity Groups are employee-led groups, open to Clover employees who identify with an affinity and are looking for community and support within the Company. Clover's Affinity Groups continue to grow as grassroots communities bringing together employees with a shared affinity. We currently have five Affinity Groups with a total of over 150 members and growing: Black Employee Network; Asian, Asian American, and Pacific Islander; Mi Gente (Latine/Hispanic); Queer at Clover; and Clover Wome/xn (all employees identifying as women). Additionally, our mental health benefits include options to join expert-led external peer circles around healing communities in times of crisis.

We are in the fifth year of our New Perspectives Program, a reverse mentorship program that creates a space for leaders to receive mentorship from junior- and mid-level employees about lived experiences and key information leaders need to understand in their role. These conversations have focused on a range of themes, such as the experiences of LGBTQ+ employees, Latina employees, and understanding biases that lead to who gets elevated and who gets left behind in the workplace.

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

In 2023, we maintained our focus on talent identification and development, aligned with the leadership development framework established in 2022. We conducted a comprehensive talent review of our director-level and above employees early in the year to gain insights into our bench of talent in senior roles. Additionally, we initiated a leadership development skills coaching program with an external vendor tailored for mid-level managers across Clover. This program aims to enhance critical competencies essential for driving performance, making sound decisions, and fostering a collaborative culture within the organization.

Throughout the year, several key leaders participated in executive coaching engagements and leadership development activities facilitated by external partners. We intend to expand participation in relevant programs for more leaders in 2024. Furthermore, we introduced a new tool designed to assist employees and managers in crafting individual development plans to support their ongoing growth beyond 2023.

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

Our evolving performance management process supports a culture of transparency, engagement, and continuous feedback. Our annual performance management cycle includes a 360 calibration review for employees at all levels as we believe it provides the most holistic and meaningful snapshot on performance. In 2023, we officially rolled out a new performance management and survey tool to the broader organization in an effort to centralize our data and provide a more engaging user experience for our employees. We released modules to support managers, employees, and peers in connecting via 1:1s, providing feedback, setting goals, establishing development plans, completing reviews, and more.

Attracting & Retaining Top Talent

We believe in using our total rewards program to incentivize employees to make decisions that are in the best interest of our stakeholders. It is important that our plans are aligned with the market so that we can attract, retain, and motivate our employees. Our total rewards program includes a mix of base salary, annual cash incentive opportunities, equity incentive awards, and a comprehensive benefits offering, which continues to evolve over time in support of our talent needs and business objectives.

To support work-life balance for all of our employees, we provide employees with health (medical, dental, vision, and telehealth) insurance, paid time off, paid sick leave, paid parental leave, at least one paid company-wide holiday per month, paid year-end "Week of Rest", a U.S. 401(k) plan with Company match, and an employee stock purchase plan. We continually monitor market trends and adjust our programs to ensure our total rewards offering remains competitive and meaningful.

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

Our operations, current and past business practices, contracts and accounts and other books and records are subject to routine, regular and special investigations, audits, examinations and review by, and from time to time we receive subpoenas and other requests for information from, federal and state supervisory and enforcement agencies, attorneys general and other state, federal and international governmental authorities and legislators. For further information, see Part I, Item 1A, "Risk Factors—We are currently, and may in the future be, subject to investigations and litigation, which could be costly and time-consuming to defend. The outcomes of these matters cannot be predicted."

Federal Laws and Regulations, Relevant Agency Oversight

We are subject to various federal laws and regulations, and our activities are subject to regulation by several federal agencies. The most comprehensive oversight comes from CMS, which regulates our MA plans and the ACO REACH Model. CMS regulates the payments made to us and the submission of information relating to the health status of patients for purposes of determining the amounts of those payments. Additional CMS regulations govern benefit design, eligibility, enrollment and disenrollment processes, call center performance, plan marketing, record-keeping and record retention, quality assurance, timeliness of claims payment, network adequacy, and certain aspects of our relationships with and compensation of providers. We perform ongoing monitoring of our, and our vendors', compliance with CMS requirements.

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

A portion of each MA plan's reimbursement is tied to the plan's “Star Ratings” received pursuant to CMS’s Medicare Advantage Star ratings system. CMS annually awards between 1.0 and 5.0 Stars to Medicare Advantage plans based on performance in several categories. CMS released the Company’s 2024 Star ratings in October 2023, related to the 2022 measurement year, which will impact the 2025 payment year. For both of the Company's plans (PPO and HMO), CMS gave a rating of 3.0 Stars for measurement year 2022, which represents a 0.5 Star rating decrease for both plans from the 2021 measurement year. The 3.0 Star rating will impact the 2025 payment year. In the calendar year 2024, the Company will be paid on the basis of 3.5 Stars for both our PPO and HMO plans, which ratings were previously awarded. In addition, Star Ratings affect a plan's image in the market, and higher-rated plans may offer enhanced benefits and additional enrollment opportunities than other plans. The Star Rating system considers a variety of measures adopted by CMS, including the quality of preventative services, chronic illness management, compliance, and overall customer satisfaction.

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

In particular, regulations promulgated pursuant to HIPAA impose a number of obligations on issuers of health insurance coverage and health benefit plan sponsors. Health insurers, HMOs, and healthcare providers that transmit health information electronically are included in HIPAA's definition of "Covered Entities." Regulations promulgated to implement HIPAA and the Health Information Technology for Economic and Clinical Health Act ("HITECH") also require that "business associates" (e.g., entities that perform functions or provide services involving the use or disclosure of protected health information to health plans and providers, such as electronic claims clearinghouses, print and fulfillment vendors, consultants and those services we expect to provide on behalf of our Direct Contracting providers) acting for or on behalf of Covered Entities be contractually obligated to meet HIPAA standards. These regulations govern privacy and security of electronic health information; require federal data breach notification and reporting to the Office for Civil Rights ("OCR") of the U.S. Department of Health and Human Services ("HHS") and the Federal Trade Commission ("FTC"), affected individuals, and in some cases, to the local media. They provide for financial penalties and, in certain cases, criminal penalties for individuals, including employees, for privacy violations. In addition, OCR performs compliance audits in order to proactively enforce the HIPAA privacy and security standards and, as a result, may conduct audits of health plans, providers and other parties to enforce HIPAA compliance. OCR has become an increasingly active regulator and has signaled its intention to continue this trend. OCR has the discretion to impose penalties without being required to attempt to resolve violations through informal means; further, OCR may require companies to enter into resolution agreements and corrective action plans that impose ongoing compliance requirements. OCR enforcement activity against us can result in financial liability and reputational harm, and our responses to such enforcement activity can consume significant internal resources. In addition to enforcement by OCR, state attorneys general are authorized to bring civil actions under relevant state laws seeking either injunctions or damages in response to violations that threaten the privacy of state residents. As explained above, depending on the line of business, the Company acts or intends to act as both a covered entity and a business associate.

HIPAA does not preempt state laws that provide more stringent privacy protection than those provided for under HIPAA; as such, we may be subject to additional state privacy laws in the states in which we operate. Additionally, states have adopted regulations to implement provisions of the Financial Modernization Act of 1999 (also known as the Gramm-Leach-Bliley Act ("GLBA")) which generally require insurers to provide customers with notice regarding how their non-public personal health and financial information is used and the opportunity to "opt out" of certain disclosures before the insurer shares such information with a non-affiliated third party. The GLBA regulations apply to health, life, and disability insurance. Like HIPAA, the GLBA sets a "floor" standard, allowing states to adopt more stringent requirements governing privacy protection.

Federal and state consumer protection laws are being applied increasingly by the FTC and states' attorneys general to regulate the collection, use, storage, and disclosure of personal or health information, through websites or otherwise, and to regulate the presentation of website content. Courts may also adopt the standards for fair information practices ("FIPs") promulgated by the FTC, which concern consumer notice, choice, security, and access. Consumer protection laws require us to publish statements to our lives under management that describe how we handle personal information and choices they may have about the way we handle personal information. If such information that we publish is considered untrue, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities, financial penalties, and other consequences. The Cybersecurity Information Sharing Act of 2015 encourages organizations to share cyber threat indicators with the federal government and directs HHS to develop a set of voluntary cybersecurity best practices for organizations in the healthcare industry.

In addition, states have begun to enact more comprehensive privacy laws and regulations addressing consumer rights relating to data use and disclosure, confidentiality, transparency, and cybersecurity. Violations by us of federal and state privacy and security laws and other contractual requirements may result in significant liability and expense, damage to our reputation and the termination of relationships with our customers.

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

State laws and regulation

Healthcare regulation.

Our plans are regulated in, and must be licensed by, the jurisdictions in which they conduct business. The nature and extent of state regulation varies by jurisdiction, and state insurance regulators generally have broad administrative power with respect to all aspects of the insurance business. The majority of states in which we operate plans require periodic financial reports to be filed with the National Association of Insurance Commissioners ("NAIC"), while New Jersey, the state of domicile of our regulated insurance entities, requires reports to be filed directly with the New Jersey Department of Banking and Insurance ("NJ DOBI"). The establishment of minimum capital or restricted cash reserve requirements is determined on a state-by-state basis. The NAIC has adopted model regulations that, where adopted by states, require expanded governance practices and risk and solvency assessment reporting. Most states have adopted these or similar measures to expand the scope of regulations relating to corporate governance and internal control activities of HMO's and insurance companies. We are required to maintain a risk management framework and file a confidential self-assessment report with state insurance regulators. We are also required to file a variety of reports stipulated by each state in which we are licensed. These reports can be financial or informational in nature. At December 31, 2023, our PPO plans were licensed in 45 states and the District of Columbia and were not licensed in Michigan, New Hampshire, New York, North Carolina, and Vermont. Our HMO is licensed in New Jersey and Texas. The most comprehensive reporting is required by the state of domicile of our regulated insurance entities which, for both the HMO and PPO, is New Jersey.

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

International Regulation

We have operations, including certain contracted operations and software research and development in other countries, such as Canada, Hong Kong, New Zealand, the U.K., Uruguay, the Philippines, Mexico, India, the Dominican Republic and Colombia and are subject to regulation in the jurisdictions in which those operations are organized or conduct business. These regulatory regimes vary from jurisdiction to jurisdiction. In addition, our non-U.S. operations are subject to U.S. laws that regulate the conduct and activities of U.S.-based businesses operating abroad, such as export control laws and the Foreign Corrupt Practices Act (the "FCPA"). The FCPA prohibits offering, promising, providing, or authorizing others to give anything of value to a foreign government official to obtain or retain business or otherwise secure a business advantage.

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

Channels for Disclosure of Information

Investors and others should note that we routinely announce material information to investors and the marketplace using filings with the SEC, press releases, public conference calls, presentations, webcasts and our investor relations website. We use the investor relations page of our website for purposes of compliance with Regulation FD and as a routine channel for distribution of important information, including news releases, analyst presentations, financial information and corporate governance practices. We also use certain social media channels as a means of disclosing information about the Company and our products to our customers, investors and the public, including @CloverHealth and #CloverHealth on X (formerly known as Twitter), and the LinkedIn account of our Chief Executive Officer, Andrew Toy. The information posted on social media channels is not incorporated by reference in this report or in any other report or document we file with the SEC. While not all of the information that we post to our investor relations website or to social media accounts is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media, and others interested in the Company to review the information that we share at the "Investors" link located on our webpage at https://investors.cloverhealth.com/investor-relations and to sign up for and regularly follow our social media accounts. Users may automatically receive email alerts and other information about the Company when enrolling an email address by visiting "Email Alerts" in the "Investor Resources" section of our website at https://investors.cloverhealth.com/investor-relations.

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

We have incurred net losses of $213.4 million, $339.6 million, and $587.8 million for the years ended December 31, 2023, 2022, and 2021, respectively. Our accumulated deficits were approximately $2,159.8 million and $1,946.4 million at December 31, 2023 and 2022. We expect our net losses will continue as we expect to invest significant additional funds towards growing our business. In particular, we expect to continue to invest in improving Clover Assistant and our technology infrastructure, developing our clinical care programs, increasing adoption of Clover Assistant platform, expanding our marketing and outreach efforts, expanding our operations geographically, and developing future offerings that improve care and supplement our revenue streams. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these expenses. Even if we are successful in increasing our Total revenues from Insurance premiums earned, we may not successfully and effectively predict, price, and manage the medical costs.

Furthermore, even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our cash flow from operations was negative for the years ended December 31, 2023, 2022, and 2021, and we may not generate positive cash flow from operations in any given period. If we are not able to achieve or maintain profitability or positive cash flow, we will require additional financing, which may not be available on favorable terms, or at all, and which could be dilutive to our stockholders. See "— We may require additional capital to support business growth, and this capital might not be available on acceptable terms, or at all." If we are unable to successfully address these risks and challenges as we encounter them, our business may be harmed, which could negatively affect the value of our common stock.

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

We will incur costs in connection with our exit from the ACO REACH Program and may not achieve the expected benefits from our exit.

On December 1, 2023, we notified CMS that we will no longer participate as a REACH ACO in the CMS ACO Reach Program, effective as of the end of the 2023 performance year. Our exit from the ACO REACH Program was made after the Company determined that it was in its best interest to fully exit the ACO REACH Program, and follows the Company's November 2022 announcement of a strategic reduction in the number of ACO REACH participating physicians in 2023. Non-Insurance revenue for the years ended December 31, 2023 and 2022 was $773.2 million and $2,380.1 million, respectively. Our business, financial condition, and results of operations may be adversely impacted as a result of the loss of this revenue. We have incurred and expect to incur a number of costs associated with our exit from the ACO REACH Program. We expect to incur total charges related to the exit from the ACO REACH Program of approximately $8 million to $10 million. Our business, financial condition, and results of operations could be adversely impacted in future periods if our expectations, accounting judgments and estimates prove to be inaccurate, if the exit takes significantly longer than anticipated, if we incur additional, unanticipated costs, if we do not achieve the expected benefits and savings or if we face litigation related to the exit.

Our future performance depends in part on increasing the lifetime value of enrollments, which are realized over several years, and utilizing our clinical care capabilities to improve the quality of care for our beneficiaries. Any failure to do so could negatively affect our financial condition and results of operations, including our ability to achieve or increase profitability.

The lifetime value of our enrollments could be impacted by a variety of factors, including but not limited to cost of care reductions from our clinical programs and the length of time a member remains enrolled in our plan. Thus, our future performance is heavily dependent on our ability to utilize Clover Assistant to drive down the medical care ratios for our beneficiaries. By doing so, we aim to drive per member per month ("PMPM") medical expense savings and generate more accurate risk adjustment data over time. If we fail to achieve such decreases in cost of care, our business, financial condition, and results of operations will be adversely affected. See the section entitled "—If we fail to estimate, price for and manage medical expenses in an effective manner, the profitability of our Insurance and Non-Insurance businesses could decline, which could materially and adversely affect our results of operations, financial condition, and cash flows."

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

An important part of our growth strategy is to increase adoption and use of Clover Assistant, including by providers who also use EHR systems. We have directed, and intend to continue to direct, a significant portion of our financial and operating resources toward developing Clover Assistant platform and expanding its usage. There can be no assurance that adoption of Clover Assistant will continue to grow, or that rates of use will be maintained or increase. A number of factors could potentially negatively affect provider adoption and use of Clover Assistant, including but not limited to:
•difficulties convincing providers of the value, benefits, and usefulness of Clover Assistant, and continued physician participation in the Clover Assistant program, particularly in markets where we have fewer beneficiaries;
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
•difficulties for members and Non-Insurance Beneficiaries in accessing their Providers and a corresponding decrease in the number of primary care visits;
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

If Clover Assistant is not adopted as quickly as we anticipate in the markets in which we operate, we may be unable to collect and provide valuable actionable data to providers treating our beneficiaries in such markets, which could prevent us from driving significant reductions in MCR for our beneficiaries in such markets. Additionally, the reduction in ACO REACH Beneficiaries following our exit from the ACO REACH Program may affect our ability to realize the returns on our investments in the Clover Assistant platform because we will have less beneficiary data to generate provider-focused machine learning, artificial intelligence, and rules-based insights. This would in turn curtail our ability to offer competitively priced MA Plans and realize shared savings against the Non-Insurance benchmark in such markets. Any such events could result in higher medical expenses and reduced cash flows. As a result, if we are unsuccessful in our efforts to drive adoption of Clover Assistant, our business, results of operations, and financial condition could be harmed.

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

Through our former Non-Insurance business, we assumed full risk (i.e., 100% shared savings and shared losses) for the total cost of care of Non-Insurance Beneficiaries, with the exception of certain CMS risk mitigation mechanisms (i.e., the optional stop-loss program and the mandatory risk corridor program). On December 1, 2023, we notified CMS of our decision to exit the ACO Reach Program, and our final settlement with respect to 2023 participation in that program is anticipated to occur in the second half of 2024.

Two key factors in our ability to manage medical expenses are the adoption of Clover Assistant by the providers who treat our members and Non-Insurance Beneficiaries (collectively, the "Providers") and enrollment in our clinical care programs, including our in-home primary care program ("Clover Home Care"), by our most at-risk members. By driving adoption of Clover Assistant by our Providers, we seek to promote the provision of high-quality medical care driven by real-time, personalized and actionable insights to healthcare providers. If we fail to drive adoption of Clover Assistant by our Providers or fail to accurately identify beneficiaries at high risk for near-term hospitalization for our complex care management program, we could fail to drive significant reductions in MCR for our members, which would have a material and adverse effect on our business, financial condition, and results of operation.

Our premiums under MA plans are based on bids submitted to CMS in June the year before the contract year. Although we base our MA plan bids on our estimates of future medical costs over the fixed contract period, many factors may cause actual costs to exceed the costs estimated and reflected in premiums or bids. These factors may include medical cost inflation; increased use of services; increased cost of individual services; large-scale medical emergencies; the introduction of new or costly drugs, treatments and technology; new treatment guidelines; new mandated benefits (such as the expansion of essential benefits coverage) or other regulatory changes; and insured population characteristics. While we believe Clover Assistant may enable us to make better predictions regarding future medical costs, there can be no assurance that better predictions will be made or that we would be able to realize the benefits of those predictions.

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

If we are unable to succeed in expanding the number of members under our MA plans, our business, financial condition, and results of operations could be harmed.

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

The growth in our membership is highly dependent upon our success in attracting new members during the Medicare annual enrollment period and open enrollment period. If our ability or the ability of our partners to market and sell our MA plans is constrained during an enrollment period for any reason, such as technology failures, reduced allocation of resources, any inability on the part of our partners to timely employ, license, train, certify and retain employees and contractors and their agents to sell plans, interruptions in the operation of our website or systems, disruptions caused by other external factors, or issues with government-run health insurance exchanges, we could acquire fewer new members than expected or suffer a reduction in the number of our existing members. Our business, results of operations, and financial condition could be harmed by any of these factors.

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

Our members and Non-Insurance Beneficiaries remain concentrated in certain geographic areas in the United States and in certain populations. Many are low-income, and a significant number are people of color. At December 31, 2023, approximately 87.0% of our MA members, most of whom were in two metropolitan areas, were residents of New Jersey. Unfavorable changes in healthcare or other benefit costs or reimbursement rates or increased competition in these states or any other geographic area where our members and Non-Insurance Beneficiaries become concentrated in the future could therefore have a disproportionately adverse effect on our results of operations.

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

The markets for MA plans and related products are highly competitive. We compete in certain segments within the healthcare market, including MA plans as well as other healthcare technology platforms, and the FFS market. Competition in our market involves rapidly changing technologies, evolving regulatory requirements and industry expectations, new product offerings and constantly evolving beneficiary and provider preferences and user requirements. We currently face competition from a range of companies, including other incumbent MA providers and health insurance companies, many of whom are developing their own technology or partnering with third-party technology providers to drive improvements in care. Our competitors generally include large, national insurers, such as United Health, Aetna, Humana, Cigna, Centene, and Elevance Health that provide MA plans, as well as regional-based companies or health plans that provide MA plans, including Blue Cross Blue Shield affiliates, Alignment Health, Devoted Health, Oscar Health, hospital systems, and provider-based organizations. Competition from these and other new entrants may intensify as the FFS market develops and business models evolve to address it. In addition, as we enter into new markets, we may compete with regional start-up companies that offer MA plans. Also, as we develop other products and enter new lines of business, and other companies do the same, we may compete with providers of healthcare technology platforms, EHR providers, telehealth providers, healthcare data analytics providers, and ACOs. Furthermore, ACOs and practice management companies, which aggregate physician practices for administrative efficiency and marketing leverage, and other organizational structures that physicians, hospitals, and other healthcare providers choose, may change the way in which providers interact with us and may change the competitive landscape. If we are unable to continue to grow and enhance our product and service offerings to our provider users and beneficiaries, develop and deliver innovative and potentially disruptive products and services to satisfy evolving market demands, or develop and recruit qualified physicians and other provider specialists, we may not remain competitive, and we risk inability to maintain or increase our Lives under Clover Management, lack of adoption of our products and services by beneficiaries and provider users, and loss of current market share to existing competitors and disruptive new market entrants.

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

Estimating and accounting for Medicare Part D costs involves certain regulatory calculations that carry inherent risks. Should these estimates and assumptions deviate from actual outcomes, it could negatively impact our operational results.

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

We are and will continue to be highly dependent on the ability of our sales force to adequately promote and market our Insurance business MA plans to enroll new members and retain our existing members, and to successfully market our Non-Insurance business. If our sales and marketing representatives fail to achieve their objectives, our Lives under Clover Management could decrease or may not increase at levels that are in line with our expectations. This could adversely impact our financial condition and results of operations.

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

The market for healthcare in the United States is in the early stages of structural change and is rapidly evolving toward a more value-based care model. Our success depends on our ability to keep pace with technological developments, satisfy increasingly sophisticated beneficiary and provider user requirements, and sustain and grow market acceptance. Our future financial performance will depend in part on our growth in this market and on our ability to adapt to emerging market demands, including adapting to the ways our beneficiaries access and use our MA plans and clinical care programs, and the ways our providers use Clover Assistant. Our competitors may develop products and services that may appeal more to our beneficiaries and/or providers. As a result, we must continue to invest significant resources in research and development in order to enhance our existing platform and introduce new high-quality products and features that our beneficiaries and providers will want, while offering our MA plans at competitive prices. In particular, achieving and maintaining broad market acceptance of our MA plans and our products, including Clover Assistant, could be negatively affected by many factors, including:
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

Our business is dependent upon providing high-quality customer support and service to both our beneficiaries and providers. In particular, our ability to attract and retain membership is dependent upon providing cost effective, quality customer service operations, such as call center operations and claim processing, that meet or exceed our beneficiaries' expectations. We depend on third parties for certain of our customer service operations. If we or our vendors fail to provide service that meets our beneficiaries' expectations, we may have difficulty retaining our Lives under Clover Management, which could adversely affect our business, financial condition, and results of operations.

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

We may experience system slowdowns and interruptions from time to time. In addition, continued growth in our beneficiary and provider base could place additional demands on our Clover Assistant platform and our technical operations infrastructure and could cause or exacerbate slowdowns or interrupt the availability of our platform and operations. If there is a substantial increase in the volume of usage on our platform or internal tools we use to operate our business, we will be required to further expand and upgrade our technology and infrastructure. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of our platform and internal tools or expand and upgrade our systems and infrastructure to accommodate such increases on a timely basis. In such cases, if our users are not able to access our platform or encounter slowdowns when doing so, we may lose users. In order to remain competitive, we must continue to enhance and improve the responsiveness, functionality, and features of our platform. Our disaster recovery plan may not be sufficient to address all aspects or any unanticipated consequence or incidents, and although we maintain insurance covering certain business interruptions, such coverage may not be sufficient to compensate us for the losses that could occur.

Issues in the development and use of artificial intelligence ("AI"), combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations.

We use machine learning and artificial intelligence ("AI") technologies as part of our Clover Assistant platform, and we are making investments in expanding our artificial intelligence capabilities in our products, services, and tools, including ongoing deployment and improvement of existing machine learning and AI technologies, as well as developing new product features using AI technologies, including, for example, generative AI. AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving regulatory landscape. The introduction of AI technologies into new or existing products may result in new or enhanced governmental or regulatory scrutiny (such as the recent White House executive order on the development and use of AI and other proposed state and federal regulations), litigation, confidentiality or security risks, ethical concerns, legal liability, or other complications that could adversely affect our business, reputation, or financial results.

Uncertainty around new and emerging AI technologies, such as generative AI, may require additional investment in the development and maintenance of proprietary datasets and machine learning models, development of new approaches and processes to provide attribution or remuneration to creators of training data, and development of appropriate protections and safeguards for handling the use of member data with AI technologies, which may be costly and could impact our expenses if we use generative AI in our product offerings. AI technologies incorporated into our product offerings may use algorithms, datasets, or training methodologies that may be flawed or contain deficiencies that may be difficult to detect during testing. Failure to properly address any legal or ethical and social issues in the development and use of our AI technologies could slow adoption of AI in our product offerings. AI technologies, including generative AI, may create content that appears correct but is factually inaccurate, flawed or biased. The Clover Assistant platform may rely on or use such content to our detriment, or it may lead to discriminatory or other adverse outcomes, which may expose us to brand or reputational harm, competitive harm, regulatory investigations, and/or legal liability. The use of AI technologies presents emerging ethical and social issues, and if we enable or offer solutions that draw scrutiny or controversy due to their perceived or actual impact on customers or on society as a whole, we may experience brand or reputational harm, competitive harm, regulatory investigations, and/or legal liability.

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

Market, regulatory and political conditions, including global economic conditions, rates of inflation and political developments in the United States and abroad, may have adverse consequences on our business, financial condition and share price.

Our business may be affected by conditions and trends in the financial markets and general economic and political conditions. The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, higher cost of human capital, geopolitical uncertainty and instability, including heightened rates of inflation, higher interest rates, changes in tax policy and uncertainty about economic stability. The U.S. federal government and other governments may reduce funding for health care or other programs or make changes that adversely affect the number of persons eligible for certain programs, the services provided to enrollees in such programs and premiums we can charge. Any of these factors could have a material adverse effect on our businesses, results of operations, and cash flows. In addition, the failure of the U.S. federal government to manage its fiscal matters or to raise or further suspend the debt ceiling, and changes in the amount of federal debt, may negatively impact the economic environment, curtail spending on health and health care related matters and adversely impact our results of operations. Furthermore, on August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, may significantly impact the health insurance industry. We are continuing to determine the potential effects that this legislation and others may have on our business and operating results. Any such volatility and disruptions, or a general sustained economic downturn or other developments, may have adverse consequences on us or on our third party relationships (including relationships with vendors and health care providers).

Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate; even if the markets in which we compete achieve the forecasted growth, our business could fail to grow at similar rates, if at all.

Our market opportunity estimates and growth forecasts are subject to significant uncertainty and they are based on assumptions and estimates that may prove to be inaccurate. Even if the market in which we compete meets our size estimates and forecasted growth, our business could fail to grow for a variety of reasons outside our control, including competition in our industry. The principal assumptions relating to our market opportunity include the growth of the Medicare eligible population as well as the growth and stability of risk-adjusted payments paid by CMS, among other things. Our market opportunity is also based on the assumption that our existing and future offerings will be more attractive to our beneficiaries and providers and potential beneficiaries and providers than competing MA plans. If these assumptions prove inaccurate, our business, financial condition, and results of operations could be adversely affected.

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

We have direct operations in Hong Kong and Canada, as well as contracted operations in other countries including the Philippines, Colombia, India, the UK, Mexico, New Zealand, Uruguay and the Dominican Republic. We may in the future expand our operations to other countries. Substantially all of our software research and development is performed internationally, by internal resources and a variety of offshore vendors in locations such as Hong Kong and India. While these arrangements may lower operating costs, they also subject us to the uncertain political climates, including political unrest and uncertainty in Hong Kong, such as Hong Kong national security law and other developments, and potential disruptions in international trade, including export control laws (such as deemed export restrictions applicable to software) and any amendments to those laws, as well as potentially increased data security and privacy risks and local economic and labor conditions.

If we are unable to leverage our full software development team, this may result in decreased ability to innovate and maintain Clover Assistant and carry out health plan data operations, which may in turn lead to adverse effects on our business, financial conditions and results of operations. Additionally, we conduct certain of our call center operations in the Philippines and work with a company in India for claims processing and coding. Our oversight aimed at ensuring adherence to applicable quality and compliance standards may be more difficult with vendor companies located outside of the United States and may both make it more difficult for us to achieve our operational objectives and expose us to additional liability. Countries outside of the United States may be subject to relatively higher degrees of political and social instability and may lack the infrastructure to withstand political unrest or natural disasters. The occurrence of natural disasters, pandemics, or political or economic instability in these countries or regions could interfere with work performed by these labor sources or could result in our having to replace or reduce these labor sources. Our vendors in other countries could potentially shut down suddenly for any reason, including financial problems or personnel issues. Such disruptions could decrease efficiency, increase our costs, and have an adverse effect on our business and results of operations.

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

Furthermore, fluctuations or weakness of the U.S. dollar in relation to the currencies used in these foreign countries may also reduce the savings achievable through our strategy of contracting out certain services and could have an adverse effect on our business, financial condition, and results of operations.

Our failure to successfully manage our international operations and the associated risks effectively could limit the future growth of our business.

We conduct business in various jurisdictions and we are subject to significant expenses and risks related to compliance with state licensure requirements, which could impact our business and results of operations.

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

We rely on cloud service providers, such as Amazon Web Services and Google Cloud, to provide the cloud computing infrastructure that we use to host our platform, products, and many of the internal tools we use to operate our business. While we control and have access to our servers, we do not control the operation of the facilities where the servers are located. While we have a long-term commitment with these cloud service providers, and our platform, products, and internal tools use computing, storage capabilities, bandwidth, and other services provided by these cloud services providers, the services providers have no obligation to renew their agreements with us on commercially reasonable terms, or at all, upon the expiration of such commitment. Any significant disruption of, limitation of our access to, or other interference with, our use of these cloud service providers could negatively impact our operations and could materially harm our business. In addition, any transition of the cloud services currently provided by these cloud service providers to another cloud services provider would require significant time and expense and could disrupt or degrade delivery of our platform. Our business relies on the availability of our platform and products for our beneficiaries and provider users, and we may lose beneficiaries and provider users if they are not able to access our platform or encounter difficulties in doing so. The level of service provided by cloud service providers could affect the availability or speed of our platform, which may also impact the usage of, and our provider users' satisfaction with, our platform and could materially harm our business and reputation. If cloud service providers increase pricing terms, terminate or seek to terminate our contractual relationship, establish more favorable relationships with our competitors, or change or interpret their terms of service or policies in a manner that is unfavorable with respect to us, or if we are unable to renew any agreement on commercially reasonable terms, we may be required to transfer our servers and other infrastructure to a different service provider, and our business, results of operations, and financial condition could be harmed. This may result in significant additional costs and possible services interruptions. Additionally, if our cloud service providers are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. For example, a rapid expansion of our business could cause the service levels provided by our cloud service providers to fail or experience delays. Any changes or disruptions in our cloud service providers' service levels could adversely affect our reputation or result in lengthy interruptions in our services and negatively affect our business.

Our failure to protect our sites, networks, and systems against security breaches, or otherwise to protect our confidential or health information or the confidential or health information of our beneficiaries, providers, or other third parties, would damage our reputation and brand, and substantially harm our business and results of operations.

Breaches of our security measures or those of our third-party service providers or other cyber security incidents could result in unauthorized access to our sites, networks, systems, and accounts; unauthorized access to, and misappropriation of, individuals' personal identifying information, personal health information, or other confidential or proprietary information of ourselves, our beneficiaries, or other third parties; viruses, worms, spyware, or other malware being served from our platform, networks, or systems; deletion or modification of content or the display of unauthorized content on our platform; the loss of access to critical data or systems through ransomware, destructive attacks or other means; and business delays, service or system disruptions or denials of service. If any of these breaches of security should occur, we cannot guarantee that recovery protocols and backup systems will be sufficient to prevent data loss, or the interruption, disruption, or malfunction of our operations, including with respect to telehealth services. As a result, we could incur costs relating to breach remediation, deployment of additional personnel and protection technologies, and response to governmental investigations and media inquiries and coverage; be required to engage third-party experts and consultants; and face litigation, regulatory action, and other potential liabilities. Our reputation and brand could be damaged, our business may suffer, and we could be required to expend significant capital and other resources to alleviate problems caused by such breaches. Actual or anticipated security breaches or attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants.

Certain of our third-party service providers provide technology-related services and/or store or have access to our data and may not have effective controls, processes, or practices to protect our information from loss, unauthorized disclosure, unauthorized use or misappropriation, cyberattacks or other data security incidents. A vulnerability in such service providers’ software or systems, a failure in their safeguards, policies or procedures, or a cyber-attack or other data security incident affecting any of these third parties result in harm our business.

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

In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties to perform certain operational functions and services, to support and use our Clover Assistant and technology platforms, and to support our general services and administration functions. These third parties include, for example, insurance brokers, our information technology system providers, data submission providers, coders, quality metrics auditors, pharmacy benefit management ("PBM"), services suppliers, enrollment administration providers, and customer service, provider support line, call center and claim and billing service providers. We also rely on integrations with EHR providers and clinical software developers. We have entered into agreements with our PBM services suppliers to provide us and certain of our beneficiaries with certain PBM services, such as claims processing, mail pharmacy services, specialty pharmacy services, retail network pharmacy network services, participating pharmacy audit services, reporting, and formulary services. In April 2023, we entered into an agreement with UST HealthProof pursuant to which UST HealthProof will perform certain of our plan operation functions in support of our MA members, including claims, enrollment, contact center, medical management, payment integrity, revenue integrity, print, fulfillment, and related configuration and certain IT functions. However, we may be unable to realize all of the expected benefits, including cost savings, in connection with this agreement within the expected time frame, or at all, and we may incur additional and/or unexpected costs to realize them. If the services become unavailable or are not adequately performed, our operations and business strategies could be significantly disrupted which could have a material adverse effect on our business, brand, reputation, and results of operations.

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

We are currently subject to various litigation matters as described in the section entitled "Item 3. Legal Proceedings," and Note 19 (Commitments and Contingencies) to the consolidated financial statements included in this Form 10-K.

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

We derive substantially all of our Total revenues from Medicare Advantage premiums and expect to continue to derive a substantial portion of our Total revenues in the future from Medicare Advantage premiums. Changes or developments in Medicare or the health insurance system and laws and regulations governing the health insurance markets in the United States could materially adversely affect our business, results of operations, financial condition, and prospects.

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

The healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we are compensated for providing coverage for our members and Non-Insurance Beneficiaries, our contractual relationships with our providers, vendors and beneficiaries, our marketing activities and other aspects of our operations. Proposed changes to statutes and regulations may become the subject of campaign promises, litigation, administrative action, or legislation leading up to or following the 2024 Presidential election. In addition, even if regulations are not amended or repealed, the President and the executive branch of the federal government, as well as CMS have a significant impact on the implementation of regulation, and a new administration could make changes impacting such implementation which could harm our business, operating results and financial condition.

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

Numerous U.S. federal and state laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability and integrity of personally identifiable information ("PII"), including protected health information ("PHI"). These federal and state laws and regulations include, but are not limited to HIPAA, as amended by HITECH, which we refer to collectively as HIPAA, and the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act (the "CPRA"), which took effect on January 1, 2023 (the “CCPA”). HIPAA establishes a set of basic national privacy and security standards for the protection of PHI by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, which includes us, and the business associates with whom such covered entities contract for services, which also includes us.

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

In addition, HIPAA mandates that HHS conduct periodic compliance audits of HIPAA-covered entities or business associates for compliance with the HIPAA Privacy and Security Standards. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine paid by the violator.

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

Numerous other U.S. federal and state laws, such as the CCPA, protect the confidentiality, privacy, availability, integrity, and security of PII, including PHI. These laws in many cases are more restrictive than, and may not be preempted by, the HIPAA rules and may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our providers and business associates and potentially exposing us to additional expense, adverse publicity and liability. Among other things, the CCPA gives California residents expanded data privacy rights, allowing consumers to opt out of certain data sharing with third parties, provides a private cause of action for data breaches, imposes additional obligations such as data minimization and storage limitations; on covered businesses; and forms a dedicated privacy regulator in California, the California Privacy Protection Agency, to implement and enforce the law. The CCPA marked the beginning of a trend toward more stringent state data privacy legislation in the United States, which may result in significant costs to our business, damage our reputation, and require us to amend our business practices, and could adversely affect our business, especially to the extent the specific requirements vary from those and other existing laws. Four such laws, in Virginia, Colorado, Connecticut, and Utah, have taken effect in 2023, and at least three more laws in Montana, Texas and Oregon are scheduled to take effect in 2024. Similar laws have been proposed in other states and at the federal level. If passed, such laws may have potentially conflicting requirements that would make compliance challenging. In addition, in response to such laws, we may need to update and/or change our data collection practices, which may be costly, time-consuming, and present potential liability while we adapt to comply with such legislation.

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

Because of the extreme sensitivity of the personal information, including PHI, that we store and transmit, the security features of our technology platform are very important. We also contract with third parties for important aspects of the storage and transmission of beneficiary information, and thus rely on those third parties to manage functions that have material cyber-security risks. We attempt to address these risks by requiring subcontractors who handle beneficiary information to sign business associate agreements contractually requiring those subcontractors to adequately safeguard personal health data to the same extent that applies to us and in some cases by requiring such subcontractors to undergo third-party security examinations. However, we cannot ensure that these contractual measures and other safeguards will adequately protect us from the risks associated with the storage and transmission of such information on our behalf by our subcontractors.

If our security measures, some of which are managed by third parties, or those of the third parties with whom we contract, are breached or fail, unauthorized persons may be able to obtain access to sensitive provider and beneficiary data, including HIPAA-regulated PHI. As a result, our reputation could be severely damaged, adversely affecting PCP and beneficiary confidence. Beneficiaries may curtail their use of or stop using our services including the use of telehealth, or our number of beneficiaries could decrease, which would cause our business to suffer. In addition, we could face litigation, damages for contract breach, penalties and regulatory actions for violation of HIPAA and other applicable laws or regulations and significant costs for remediation, notification to individuals and for measures to prevent future occurrences. Any potential security breach could also result in increased costs associated with liability for stolen assets or information, repairing system damage that may have been caused by such breaches, incentives offered to business partners in an effort to maintain our business relationships after a breach and implementing measures to prevent future occurrences, including organizational changes, deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants. While we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability. In any event, insurance coverage would not address the reputational damage that could result from a security incident.

We also publish statements to our beneficiaries that describe how we handle and protect personal information. Any failure or perceived failure by us to maintain posted privacy policies that are accurate, comprehensive and fully implemented, and any violation or perceived violation of our privacy-, data protection-, or information security obligations to providers, beneficiaries, or other third parties could result in claims of deceptive practices brought against us. That could lead to significant liabilities and consequences, including, without limitation, governmental investigations or enforcement actions, costs of responding to investigations, defending against litigation, settling claims and complying with regulatory or court orders, all of which could have material impacts on our revenues and results of operations.

Furthermore, the Federal Trade Commission and many state attorneys general continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination, and security practices that appear to be unfair or deceptive. There are also a number of legislative proposals in the United States, at both the federal and state level, that could impose new obligations or liability for copyright infringement by third parties violating those laws. We cannot yet determine the impact that future laws, regulations, and standards may have on our business.

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

The market prices and trading volume of our shares of Class A common stock experienced periods of extreme volatility during 2022, and such volatility could return, We believe that the extreme volatility we experienced during that time reflected market and trading dynamics unrelated to our underlying business, or macro or industry fundamentals. We do not know if these dynamics will return or how long they will last if they return. In addition, the market price of our Class A common stock has declined sharply in the recent years.

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

If our Class A common stock does not satisfy NASDAQ's minimum bid price rules, our Class A common stock may be subject to delisting from NASDAQ

If the closing bid price of our Class A common stock is less than $1.00 per share for 30 consecutive trading days, we may receive a letter from the staff of The NASDAQ Stock Market LLC stating that our Class A common stock will be delisted unless we are able to regain compliance with the minimum price Nasdaq Listing Rule requirement. In recent months, our Class A common stock closing bid price has been below $1.00 on multiple occasions, including from December 26, 2023 through February 1, 2024, and most recently from February 16, 2024 through March 13, 2024. The listing requirement provides that we must maintain a closing bid price for our Class A common stock of at least $1.00 per share. We cannot guarantee that our stock price will continue to trade above $1.00 per share or otherwise meet the NASDAQ listing requirements. Therefore our Class A common stock may in the future be subject to delisting. If our Class A common stock is delisted, this would, among other things, substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us. Furthermore, a delisting would likely have a negative effect on the price of our Class A common stock and would impair the ability of stockholders to sell or purchase our Class A common stock when they wish to do so. In the event of a delisting, we would expect to take actions to restore our compliance with NASDAQ’S listing requirements, but we can provide no assurance that any such action taken by us would allow our Class A common stock to become listed again, lead to stability in the market price of our Class A common stock, improve the liquidity of our Class A common stock, prevent our Class A common stock from dropping below the NASDAQ minimum bid price requirement, or prevent future non-compliance with NASDAQ’S listing requirements. As a result of these factors, a delisting of our Class A common stock from NASDAQ would have an adverse impact on the trading, liquidity, and market price of our Class A common stock.

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

At December 31, 2023, our directors and officers and their affiliated entities collectively owned approximately 22.6% of the total outstanding shares of Class A and Class B common stock.

In addition, at December 31, 2023, we had options outstanding that, if fully exercised, would result in the issuance of 24,041,753 shares of Class B common stock, and we had restricted stock units ("RSUs") outstanding that would result in the issuance of 37,488,459 shares of Class B common stock. All of the shares of Class A common stock issuable upon the conversion of Class B common stock issuable upon exercise or settlement of stock options and RSUs, and the shares reserved for future issuance under our equity incentive plans, were registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance subject to applicable vesting requirements.

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

The dual class structure of our common stock has the effect of concentrating voting control with certain stockholders, including our directors and executive officers and their respective affiliates, who held in the aggregate 70.7% of the voting power of our capital stock at December 31, 2023. This ownership will limit or preclude the ability of our other stockholders to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. At December 31, 2023, our directors, executive officers, and their affiliates held in the aggregate 70.7% of the voting power of our capital stock. Because of the 10-to-1 voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a significant percentage of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the date of automatic conversion described below, when all outstanding shares of Class B common stock and Class A common stock will convert automatically into shares of a single class of common stock. So long as 63,992,808 shares of Class B common stock remain outstanding, the holders of our Class B common stock will be able to control the outcome of matters submitted to a stockholder vote. This concentrated control may limit or preclude the ability of other stockholders to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.

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

Several stockholder advisory firms and large institutional investors oppose the use of multiple class structures. As a result, the dual class structure of our common stock may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure, and may result in large institutional investors not purchasing shares of our Class A common stock and could result in a less active trading market for our Class A common stock. Any actions or publications by stockholder advisory firms or institutional investors critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. A Section 382 "ownership change" generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. At December 31, 2023, we had approximately $1,525.4 million of federal net operating loss carryforwards. The federal net operating loss carryforwards created subsequent to the year ended December 31, 2017, of $1,220.0 million carry forward indefinitely, while the remaining federal net operating loss carryforwards of $295.1 million begin to expire in 2033. Our ability to utilize NOLs may be subject to limitations due to prior ownership shifts, which could result in an ownership change under Section 382 of the Code, further limiting our ability to utilize NOLs arising prior to such ownership change in the future. A portion of our total NOLs may also be limited by special rules known as Separate Return Limitation Year rules. There is also a risk that due to statutory or regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. We have recorded a full valuation allowance against the deferred tax assets attributable to our NOLs.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Risk Management and Strategy

Due to the sensitivity of the personal information, including protected health information, or PHI, that the Company and its subsidiaries store and transmit, in the ordinary course of business, identifying, assessing, and managing material cybersecurity risks is an important component of the Company’s overall cybersecurity and enterprise risk management program.

We maintain a cybersecurity program based on the National Institute of Standards and Technology Cybersecurity Framework’s guidance and HIPAA, which applies to the Company and each of its subsidiaries. The cybersecurity program seeks to protect the enterprise against threats from cybersecurity risks, to comply with applicable laws and regulations, and to establish and enhance our processes for responding to cybersecurity events.

Among other things, the program includes the following components:

•security event monitoring and detection;
•extended detection and response;
•vulnerability scanning;
•security awareness and privacy training for personnel;
•phishing simulations; and a cybersecurity incident response team.

The Company also engages third-party vendors and consultants, respectively, to perform audits and penetration tests.

The Company and its subsidiaries’ third-party service providers collect, process, and store certain information, including PII, PHI, or other confidential and proprietary information. We maintain a third-party vendor security risk management program to assess the cybersecurity risk and measures taken by such service providers. The program includes a dedicated third-party risk assessor, security risk reports, and formal business owner risk response.

During the period covered by this report, the Company has not identified any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. Risks from cybersecurity threats, however, in the future may, among other things, cause material disruptions to our or our subsidiaries’ operations, which may materially affect our liquidity, results of operations and financial condition, as well as damage our reputation. For additional information related to risks from cybersecurity threats, please refer to Item 1.A. — “Risks Related to Our Business and Industry — Our failure to protect our sites, networks, and systems against security breaches, or otherwise to protect our confidential or health information or the confidential or health information of our beneficiaries, providers, or other third parties, would damage our reputation and brand, and substantially harm our business and results of operations.”

Governance

The Company’s Board of Directors (the “Board”) oversees the Company’s overall risk management program, and has assigned oversight of cybersecurity risk management to its Audit Committee. The Audit Committee reviews the adequacy and effectiveness of the Company’s cybersecurity policies and internal controls regarding information and cybersecurity, and together with the full Board, regularly receives reports from our and our subsidiaries’ management, including our Chief Information Security Officer (the “CISO”) on cybersecurity matters, including, but not limited to: Security Awareness, Internal Risk, Third-Party Risk, IR / DR Readiness, Access Control IAM/PAM, HIPAA Security Rule Compliance, Phishing, Security Monitoring, Vulnerability Management, Application Security, Governance, Data Security, and Cloud Security.

The Company’s CISO is responsible for developing and managing the cybersecurity program, including security incident response, remediation, and setting security policy and standards required by applicable law or regulation. The CISO holds a dual-accredited Executive MBA, and Certified Information Security Manager (CISM), Certified Information Systems Auditor (CISA), Certified Data Privacy Solutions Engineer (CDPSE) certifications. The security team holds multiple certifications including but not limited to CISSP, CRISC, CCSFP, and AWS CP, a bug bounty hall of fame member, and a range of experience with different firms. The CISO is informed by the cybersecurity team about the prevention, detection, mitigation, and remediation of cybersecurity incidents through general communications, and reporting. The cybersecurity team is made aware of security risks and incidents by various means including our SIEM, assessments, audit, threat feeds, and security team connections and network.

Depending on the circumstances, information regarding cybersecurity risks and incidents may be elevated from the CISO and his team through a variety of different channels, including risk response forms as part of our formal security risk process, discussions with the Audit Committee and reports to the Board on a quarterly basis.

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

Information concerning legal proceedings can be found in Note 19 (Commitments and Contingencies) to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, which information is incorporated by reference into this item.

Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock
Our Class A common stock is listed on The Nasdaq Stock Market under the ticker symbol "CLOV." Our Class B common stock is not listed on any securities exchange.
Holders
At March 5, 2024, there were 334 holders of record of our Class A common stock and 308 holders of record of our Class B common stock. Such figures do not include beneficial owners holding our securities through nominee names.
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
Issuer Purchases of Equity Securities
We did not purchase any shares of our common stock during the year ended December 31, 2023.
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Performance Graph
Item 6. [Reserved.]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2023, contained in this Annual Report on Form 10-K (the "Form 10-K"). The following discussion and analysis does not include certain items related to the year ended December 31, 2022, including year-to-year comparisons between the year ended December 31, 2022 and the year ended December 31, 2021. For a discussion of these items and comparison of our results of operations for the fiscal years ended December 31, 2022 and December 31, 2021, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 1, 2023. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of this Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. See "Cautionary Note Regarding Forward-Looking Statements" for additional information. Unless the context otherwise requires, references in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" to "we," "us," "our," "Clover," "Clover Health," and the "Company" mean the business and operations of Clover Health Investments, Corp. and its consolidated subsidiaries.
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
We operate Preferred Provider Organization ("PPO") and Health Maintenance Organization ("HMO") Medicare Advantage ("MA") plans for Medicare-eligible individuals. We aim to provide high-quality, affordable healthcare for all Medicare beneficiaries. Among plans with similar major characteristics, we offer most members in our MA plans (the "members") among the lowest average out-of-pocket costs for primary care provider and specialist co-pays in their markets. We strongly believe in providing our members provider choice, and we consider our PPO plan to be our flagship insurance product. An important feature of our MA product is wide network access. We believe the use of Clover Assistant and related data insights allows us to improve clinical decision-making through a highly scalable platform. At December 31, 2023, we operated our MA plans in eight states and 220 counties, with 81,205 members.
Our subsidiary, Clover Health Partners, LLC ("Health Partners"), participated as a Direct Contracting Entity ("DCE") in the Centers for Medicare and Medicaid Services ("CMS") Accountable Care Organization Realizing Equity, Access, and Community Health Model ("ACO REACH Model" or "ACO REACH"). On December 1, 2023, the Company notified CMS that it will no longer participate as a REACH ACO in connection with the 2024 performance year. The Company’s exit from the ACO REACH Program was made after the Company determined that it is in its best interest to fully exit the ACO REACH Program, and follows the Company's November 2022 announcement of a strategic reduction in the number of ACO REACH participating physicians in 2023.
At December 31, 2023, we partnered with providers to care for 131,734 Lives under Clover Management, which included 81,205 Insurance members and 50,529 aligned Non-Insurance beneficiaries. As a direct result of not participating in the ACO REACH Program in 2024, Lives under Clover Management will include only our Insurance members at the beginning of 2024.

2023 Highlights

Geographic Presence

Beginning in 2024, our MA plans will be available in a total of 200 counties and 5 states.

Certain Business Transformation Initiatives

On April 17, 2023, the Company announced it would implement certain business transformation initiatives, including an agreement to move its core plan operations to UST HealthProof’s integrated technology platform and additional corporate restructuring actions. The agreement with UST HealthProof includes the transition of certain of the Company’s plan operation functions in support of its Medicare Advantage members pursuant to a master services agreement. In addition to the arrangement with UST HealthProof, the Company conducted a reduction in force to better align its Selling, General, and Administrative cost structure with its revenue base. For the twelve months ended December 31, 2023 the Company recorded $9.9 million of restructuring charges related to these business transformation initiatives, which consisted of employee termination benefits, vendor related costs, and other costs. Refer to Note 23. Restructuring Costs of the notes to audited consolidated financial statements included in Part II, Item 8 of this Form 10-K.

CMS Star Ratings

Pursuant to CMS’s Medicare Advantage Star ratings system, CMS annually awards between 1.0 and 5.0 Stars to Medicare Advantage plans based on performance in several categories. CMS released the Company’s 2024 Star ratings in October 2023, related to the 2022 measurement year, which will impact the 2025 payment year. For both of the Company's plans (PPO and HMO), CMS gave a rating of 3.0 Stars for measurement year 2022, which represents a 0.5 Star rating decrease for both plans from the 2021 measurement year. The 3.0 Star rating will impact the 2025 payment year. This represents a 0.5 Star rating decrease for both plans as compared to the 2024 payment year. In the calendar year 2024, the Company will be paid on the basis of 3.5 Stars for both our PPO and HMO plans, which ratings were previously awarded.

ACO REACH
On December 1, 2023, the Company notified CMS that it will no longer participate as a REACH ACO in connection with the 2024 performance year. The Company’s exit from the ACO REACH Program was made after the Company determined that it is in its best interest to fully exit the ACO REACH Program, and follows the Company's November 2022 announcement of a strategic reduction in the number of ACO REACH participating physicians in 2023.
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

Years ended December 31,	2023		2022
	Total	PMPM (1)	Total	PMPM (1)
	(Premium and expense amounts in thousands, except PMPM amounts)
Insurance members at period end (#)	81,205	N/A	88,627	N/A
Premiums earned, gross	$1,236,213	$1,250	$1,085,339	$1,041
Premiums earned, net	1,235,769	1,250	1,084,869	1,041
Insurance medical claim expense incurred, gross	1,004,454	1,016	997,576	957
Insurance net medical claims incurred	1,003,683	1,015	996,410	956
Medical care ratio, gross (2)	81.3%	N/A	91.9%	N/A
Medical care ratio, net	81.2	N/A	91.8	N/A
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
Non-Insurance segment
Our Non-Insurance segment consists of operations in connection with our participation in the Direct Contracting program through the ACO REACH Model. As part of our Non-Insurance operations, we empower providers with Clover Assistant and offer a variety of programs aimed at reducing expenditures and preserving or enhancing the quality of care for our Non-Insurance Beneficiaries. On December 1, 2023, the Company notified CMS that it will no longer participate as a REACH ACO in connection with the 2024 performance year.

Year ended December 31,	2023		2022
	Total	PBPM (1)	Total	PBPM (1)
	(Revenue and claims amounts in thousands, except PBPM amounts)
Non-Insurance Beneficiaries at period end	50,529	N/A	164,887	N/A
Non-Insurance revenue	$773,177	$1,232	$2,380,135	$1,175
Non-Insurance net medical claims incurred	771,798	1,229	2,460,879	1,214
Non-Insurance MCR (2)	99.8%	N/A	103.4%	N/A
(1) Calculated ("PBPM") figures are based on the applicable amount divided by beneficiary months in the given period. Beneficiary months represents the number of months beneficiaries are aligned to our ACO REACH Model in the period.
(2) Defined as Non-Insurance net medical claims incurred divided by Non-Insurance revenues.
Non-Insurance Beneficiaries.
A Non-Insurance Beneficiary is defined as an eligible fee-for-service ("FFS") covered life that has been aligned to our ACO REACH, Clover Health Partners, via attribution to an ACO REACH-participant provider through alignment based on claims data or by beneficiary election through voluntary alignment. A beneficiary alignment is effective at the first of the month, for the full calendar month, regardless of whether eligibility is lost during the course of the month.

Non-Insurance revenue.
Non-Insurance revenue represents CMS' total expense incurred for medical services provided on behalf of Non-Insurance Beneficiaries during months in which they were alignment eligible during the performance year. Non-Insurance revenue is the sum of the capitation payments made to us for services within the scope of our capitation arrangement and FFS payments made to providers directly from CMS. Non-Insurance revenue is also known in the ACO REACH Model as performance year expenditures and is the primary component used to calculate shared savings or shared loss versus the performance year benchmark. Non-Insurance revenue includes a direct reduction or increase of shared savings or loss, as applicable. Premiums and recoupments incurred in direct relation to the ACO REACH Model are recognized as a reduction or increase in Non-Insurance revenue, as applicable. We believe Non-Insurance revenue provides useful insight into the gross economic benefit generated by our business operations and allows us to evaluate our performance without regard to changes in our underlying reinsurance structure.
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

Results of Operations
Comparison of the Years ended December 31, 2023 and 2022
The following table summarizes our consolidated results of operations for the years ended December 31, 2023 and 2022. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Years ended December 31,		Change between 2023 and 2022
	2023	2022	($)	(%)
	(in thousands)
Revenues
Premiums earned, net (Net of ceded premiums of $444 and $470 for the years ended December 31, 2023 and 2022, respectively)	$1,235,769	$1,084,869	$150,900	13.9%
Non-Insurance revenue	773,177	2,380,135	(1,606,958)	(67.5)
Other income	24,774	11,683	13,091	112.1
Total revenues	2,033,720	3,476,687	(1,442,967)	(41.5)
Operating expenses
Net medical claims incurred	1,776,388	3,453,952	(1,677,564)	(48.6)
Salaries and benefits	257,157	278,725	(21,568)	(7.7)
General and administrative expenses	187,571	207,917	(20,346)	(9.8)
Impairment of goodwill and other intangible assets	15,945	—	15,945	*
Premium deficiency reserve benefit	(7,239)	(93,517)	86,278	(92.3)
Depreciation and amortization	2,509	1,187	1,322	111.4
Restructuring costs	9,931	—	9,931	*
Other expense	—	70	(70)	*
Total operating expenses	2,242,262	3,848,334	(1,606,072)	(41.7)
Loss from operations	(208,542)	(371,647)	163,105	(43.9)

Change in fair value of warrants	86	(900)	986	*
Interest expense	7	1,333	(1,326)	(99.5)
Amortization of notes and securities discount	—	30	(30)	*
Gain on extinguishment of note payable	—	(23,326)	23,326	*
Loss (gain) on investment	4,726	(9,217)	13,943	*
Net loss	$(213,361)	$(339,567)	$126,206	(37.2)%
*    Not presented because the current or prior period amount is zero or the amount for the line item changed from a gain to a loss (or vice versa) and thus yields a result that is not meaningful.
Premiums earned, net
Premiums earned, net increased $150.9 million, or 13.9%, to $1,235.8 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase was primarily due to the increase in CMS premiums received as a result of the 3.0 to 3.5 star rating effective January 1, 2023 and an increase in risk adjustment revenue driving favorability as a result of the Company focusing on member retention.
Non-Insurance revenue
Non-Insurance revenue decreased $1,607.0 million, or 67.5%, to $773.2 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. The decrease was driven by a decrease in the number of our aligned Non-Insurance Beneficiaries from 164,887 at December 31, 2022, to 50,529 at December 31, 2023 as a result of our strategic reduction in Non-Insurance Beneficiaries.
Other income
Other income increased $13.1 million, or 112.1%, to $24.8 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase was primarily attributable to an increase in net investment income, partially due to a higher interest rate environment as compared to the prior period.

Net medical claims incurred
Net medical claims incurred for both Insurance and Non-Insurance decreased $1,677.6 million, or 48.6%, to $1,776.4 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. The decrease was primarily attributable to a decrease in net medical claims for Non-Insurance Beneficiaries from $2,460.9 million for the year ended December 31, 2022, to $771.8 million for the year ended December 31, 2023 as a result of our strategic reduction in Non-Insurance Beneficiaries from 164,887 at December 31, 2022, to 50,529 at December 31, 2023.
Salaries and benefits
Salaries and benefits decreased $21.6 million, or 7.7%, to $257.2 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. This decrease was primarily driven by a decrease in share-based compensation related to performance-based vesting awards.
General and administrative expenses
General and administrative expenses decreased $20.3 million, or 9.8%, to $187.6 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. The decrease was primarily driven by a decrease in deferred acquisition costs.
Impairment of goodwill and other intangible assets
Impairment of goodwill and other intangible assets increased $15.9 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. The impairments are primarily related to goodwill and intangible assets acquired from Juxly in 2022. Please refer to Note 8 "Goodwill and Other Intangibles" of the notes to audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
Premium deficiency reserve benefit
A $7.2 million premium deficiency reserve benefit was recorded for the year ended December 31, 2023, which was primarily driven by the release of the reserve related to all of our Medicare Advantage plans at the end of the year.
Loss on investment
In February 2022, Character Biosciences completed a private capital transaction in which it raised $17.9 million from the issuance of 16,210,602 shares of its preferred stock. After the Company evaluated its ownership interest in Character Biosciences, it began applying the equity method of accounting during the three months ended March 31, 2022, and for the year ended December 31, 2022 recorded a gain on investment of $9.2 million, which is attributable to its proportionate share of the gain on equity of that entity during that period. Prior to the first quarter of 2022, this entity was consolidated on Clover's financial statements, and therefore the Company did not recognize a loss or gain on investment. In accordance with ASC 323, for the year ended December 31, 2022, the Company recognized the proportionate share of Character Bioscience's net losses up to the investment carrying amount. For the year ended December 31, 2023, the Company recognized $4.7 million in shared losses.
Restructuring costs
On April 17, 2023, the Company announced it would implement certain business transformation initiatives, including an agreement to move its core plan operations to UST HealthProof’s integrated technology platform and additional corporate restructuring actions. The agreement with UST HealthProof includes the transition of certain of the Company’s plan operation functions in support of its Medicare Advantage members pursuant to a master services agreement. In addition to the arrangement with UST HealthProof, the Company conducted a reduction in force to better align its Selling, General, and Administrative cost structure with its revenue base. For the twelve months ended December 31, 2023 the Company recorded $9.9 million of restructuring charges related to these business transformation initiatives, which consisted of employee termination benefits, vendor related costs, and other costs. Refer to Note 23 “Restructuring Costs” of the notes to audited consolidated financial statements included in Part II, Item 8 of this Form 10-K.

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

Consolidated Entities

Our cash equivalents and investment securities consist primarily of money market funds, U.S. government debt securities, and corporate debt securities. At December 31, 2023 and 2022, total restricted and unrestricted cash, cash equivalents, and investments were $417.3 million and $555.3 million, respectively. These totals consist of $228.6 million and $327.6 million at December 31, 2023 and 2022, respectively, that specifically related to available-for-sale and held-to-maturity investment securities.

Unregulated Entities

At December 31, 2023 and December 31, 2022, total restricted and unrestricted cash, cash equivalents, and investments for the parent company, Clover Health Investments, Corp., and unregulated subsidiaries were $136.8 million and $331.7 million, respectively, with the decrease for December 31, 2023 primarily reflecting operating expenses. We operate as a holding company in a highly regulated industry. As such, we may receive dividends and administrative expense reimbursements from our subsidiaries, two of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated insurance subsidiaries. Cash, cash equivalents, and investments at the parent company were $74.0 million and $238.0 million at December 31, 2023 and December 31, 2022, respectively. Our unregulated subsidiaries held $62.8 million and $93.7 million of cash, cash equivalents, restricted cash, and investments at December 31, 2023 and December 31, 2022, respectively.

Regulated Entities

At December 31, 2023 and December 31, 2022 total cash, cash equivalents, restricted cash, and investments for our regulated subsidiaries were $280.5 million and $223.6 million, respectively. Additionally, our regulated insurance subsidiaries held $203.4 million and $191.1 million of available-for-sale and held-to-maturity investment securities at December 31, 2023 and December 31, 2022, respectively. Our use of operating cash derived from our unregulated subsidiaries is generally not restricted by departments of insurance (or comparable state regulatory agencies). Our regulated insurance subsidiaries have not paid dividends to the parent, and applicable insurance laws restrict the ability of our regulated insurance subsidiary to declare and pay dividends to the parent. Insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amounts calculated under any applicable formula would be permitted. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our regulated insurance subsidiary may in the future adopt statutory provisions more restrictive than those currently in effect.
For a detailed discussion of our regulatory requirements, including aggregate statutory capital and surplus as well as dividends paid from the subsidiaries to the parent, please refer to Notes 22 (Dividend Restrictions), 24 (Statutory Equity), and 25 (Regulatory Matters) to the consolidated financial statements included in this Form 10-K, as well as in Part I.

Cash Flows
The following table summarizes our consolidated cash flows for the years ended December 31, 2023 and 2022.

Years ended December 31,	2023	2022
	(in thousands)
Cash Flows Data:
Net cash used in operating activities	$(115,871)	$(286,348)
Net cash provided by investing activities	140,013	95,133
Net cash (used in) provided by financing activities	(33,861)	77,460
Decrease in cash, cash equivalents, and restricted cash	$(9,719)	$(113,755)

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

For the year ended December 31, 2023, Net cash used in operating activities was $115.9 million, which reflects a Net loss of $213.4 million. Non-cash activities included a $140.9 million charge to Stock-based compensation expense, and $7.2 million of amortization of the 2023 Premium deficiency reserve. Payments due to CMS related to our Non-Insurance operations decreased by $106.6 million.

For the year ended December 31, 2022, Net cash used in operating activities was $286.3 million, which reflects a Net loss of $339.6 million. Non-cash activities included a $164.3 million charge to Stock-based compensation expense, $93.5 million amortization of the 2022 Premium deficiency reserve, and a $9.2 million Gain on investment related to the change in the equity structure of Clover Therapeutics. Payments due to CMS related to our Non-Insurance operations increased by $110.4 million. Change in our working capital included an increase within Surety bonds and deposits related to Non-Insurance. On January 5, 2024, CMS notified us that our performance year 2022 financial guarantees were officially released and cancelled. As a result, $53.6 million that was previously recognized as restricted cash within Surety bonds and deposits was released as unrestricted cash.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2023 of $140.0 million was primarily due to $316.2 million provided from the sale and maturity of investment securities. This was offset by $175.6 million used to purchase investments.

Net cash provided by investing activities for the year ended December 31, 2022, of $95.1 million was primarily due to $485.4 million provided from the sale and maturity of investment securities. This was offset by $369.4 million used to purchase investments.

For additional information regarding our investing activities, please refer to Note 3 (Investment Securities) to our consolidated financial statements included in this Form 10-K.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2023 of $33.9 million was primarily the result of $28.8 million used in Change in restricted cash related to surety bonds, deposits, and escrow accounts and the acquisition of $6.2 million in Treasury stock.

Net cash provided by financing activities for the year ended December 31, 2022 of $77.5 million was primarily the result of $82.4 million provided by Change in restricted cash related to surety bonds, deposits, and escrow accounts, partially offset by the acquisition of $6.4 million in Treasury stock.

Financing Arrangements
There have been no material changes to our financing arrangements at December 31, 2023.
Contractual Obligations and Commitments
We believe that funds from projected future operating cash flows, cash, cash equivalents, and investments will be sufficient for future operations and commitments, and for capital acquisitions and other strategic transactions, over at least the next 12 months.

Material cash requirements from known contractual obligations and commitments at December 31, 2023 include: (1) the recognition of a performance guarantee of $15.6 million in connection with the Company's participation in the ACO REACH Model and (2) operating lease obligations of $4.7 million. These commitments are associated with contracts that were enforceable and legally binding at December 31, 2023, and that specified all significant terms, including fixed or minimum serves to be used, fixed, minimum, or variable price provisions, and the approximate timing of the actions under the contracts. There were no other material cash requirements from known contractual obligations and commitments at December 31, 2023. For additional information regarding our remaining estimated contractual obligations and commitments, see Note 13 (Leases), Note 19 (Commitments and Contingencies), and Note 20 (Non-Insurance) to the consolidated financial statements included in this Form 10-K.
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

Insurance Net Medical Claims Incurred
Insurance net medical claims incurred is recognized in the period in which services are provided and includes paid claims and an estimate of the cost of services that have been incurred but not yet reported ("IBNR") and certain other unpaid claims and adjustments. IBNR represents a substantial portion of our unpaid claims, as reflected below:

	Years ended December 31,
	2023		2022
	Total	%	Total	%
	(dollars in thousands)
IBNR	$121,961	89.0%	$124,165	90.4%
Other unpaid claims	10,261	7.5	8,255	6.0
Claims adjustment expense	4,878	3.5	4,974	3.6
Total unpaid claims and claims adjustment expense	$137,100	100.0%	$137,394	100.0%
Management determines the unpaid claims and claims adjustment expense with a supplemental perspective provided by a third-party actuarial firm. We estimate our unpaid claims by following a detailed actuarial process that uses both historical claim payment patterns as well as emerging medical expense trends to project the best estimate of claims liabilities. These data and trends include historical data adjusted for claims receipt and payment patterns, cost trends, product mix, seasonality, utilization of healthcare services, changes in membership, provider billing practices, benefit changes, known outbreaks of disease, or increased incidence of illness such as influenza, the incidence of high-dollar or catastrophic claims, and other relevant factors. These factors are used to determine our lag-dependent completion factors, which represent the average percentage of total incurred claims that have been paid through a given date after being incurred. Completion factors are applied to claims paid through the period-end date to estimate the ultimate claim expense incurred for the period.

The completion factors are the most significant factor impacting the IBNR estimate. We continually adjust our completion factor with our knowledge of recent events that may impact current completion factors when establishing our reserves. Because our reserving practice is to consistently recognize the actuarial best estimate using an assumption of moderately adverse conditions as required by actuarial standards, there is a reasonable possibility that there could be variances between actual completion factors and those assumed in our December 31, 2023 and 2022 unpaid claim estimates.

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
Non-Insurance Net Medical Claims Incurred
Non-Insurance net medical claims incurred is recognized in the period in which services are provided and includes paid claims and an estimate of the cost of services that have been incurred but not yet reported and certain other unpaid claims and adjustments. IBNR represented all of our unpaid claims, as reflected below:

	Years ended December 31,
	2023		2022
	Total	%	Total	%
	(dollars in thousands)
IBNR	$2,856	100.0%	$6,119	100.0%
Total unpaid claims and claims adjustment expense	$2,856	100.0%	$6,119	100.0%
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
Premium Deficiency Reserve (Benefit) Expense

A premium deficiency reserve is established when future premiums and current reserves are not sufficient to cover future claim payments and expenses for the remainder of a contract period. These reserves are required to monitor solvency and help ensure that a reporting entity's contractual obligations will be adequately funded. We assess the profitability of our MA contracts to identify where current operating results or forecasts indicate potential future losses. We do not assess the impacts of the premium deficiency reserve for our Non-Insurance operations as that business segment is not an insurance plan and is not accounted for under ASC 944 - Financial Services—Insurance.

The reserve is derived from the assessments performed and provides the amount by which insurance-related expenses are expected to exceed insurance revenues in addition to net investment income. There are key financial statement line items and associated drivers considered in determining the reserve. The most significant of financial statement line items considered when performing reserve assessments are premiums earned, net investment income, and insurance net medical claims incurred. Key inputs considered for premiums earned include expected enrollment changes, revenue rates, risk adjustment, and risk score forecasts. Key metrics considered for insurance net medical claims incurred include claims experience, benefit changes, membership mix, membership changes, and medical management programs. Administrative expenses are assessed for expenses directly and indirectly incurred in order to operate the insurance entities and cannot exceed a percentage of regulatory entity premiums earned due to contractual agreements. There are other operating activities that are considered in accordance with regulatory guidelines.

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

There are additional cost-sharing elements that are recorded within medical expenses and take into account factors such as member income levels, brand-name versus generic drug spend, and total spend by member within a plan year. Management estimates and recognizes adjustments to medical expenses based upon inputs such as pharmacy claims experience, and rebate activity. Management records a receivable or payable at the end of the year based on these items.
Revenue Recognition - Non-Insurance
Non-Insurance revenue represents CMS' total expense incurred for medical services provided on behalf of Non-Insurance Beneficiaries during months in which they were alignment-eligible during the performance year. Non-Insurance revenue is calculated as the sum of the capitation payments made to us for services within the scope of our capitation arrangement plus FFS payments made to providers directly from CMS. Non-Insurance revenue is also known in the ACO REACH Model as performance year expenditures and is the primary component used to calculate shared savings or shared loss versus the performance year benchmark. Non-Insurance revenue includes a direct reduction or increase of shared savings or loss, which is calculated as the difference between the total benchmark and CMS' total expense. Premiums and recoupments incurred in direct relation to the ACO REACH Model are recognized as a reduction or increase in Non-Insurance revenue.
Non-Insurance Receivable and Performance Year Obligation
Performance year receivable and obligation represents the average Medicare beneficiary's total cost of care for beneficiaries aligned to our ACO and refers to the target expenditure amount that will be compared to Medicare expenditures for items and services furnished to aligned beneficiaries during a performance year. This comparison will be used to calculate shared savings and shared losses.

The key inputs in determining the performance year receivable and obligation are both driven by the benchmark, which is impacted by the retrospective trend adjustments ("RTA"s), risk score, quality performance, and the number of beneficiaries aligned to the ACO. We begin our benchmark estimation process with reports from the Centers for Medicare & Medicaid Services Innovation Center ("CMMI") on a quarterly basis. Prospective and retrospective trends are set at a national level. We make adjustments to the benchmark report based on new information received directly from CMMI, national studies we complete ourselves, or other anticipated policy updates that we believe are probable and estimable. The preliminary benchmark is set based on risk scores with data captured as of a certain point in time. Once new data is received, an updated analysis of claims provides an opportunity for the benchmark to be adjusted. Lastly, Non-Insurance Beneficiary counts are updated throughout the year and represent a timing difference between CMMI reporting, for which we accrue.

The following table summarizes the impacts of the key inputs to the Non-Insurance receivable and Non-Insurance performance year obligation that contribute to the change in the benchmark from the beginning of the 2023 performance year:

Increase (Decrease) in the adjustment to Non-Insurance Receivable/Obligation
	% Change	$ Change
		(in thousands)
Change in Beneficiary Alignment	(1.9)%	$(14,749)
Retrospective Trend Adjustment	4.4	33,134
Normalized Risk Score	(1.6)	(12,064)
All others (including change in total cost of care trend)	(2.6)	(19,684)
Total	(1.7)%	$(13,363)
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
Public Warrants and Private Placement Warrants
We assumed, in connection with the 2021 Business Combination, public warrants and private placement warrants to purchase shares of our Class A Common Stock (the "Public Warrants" and the "Private Placement Warrants," respectively). These warrants were accounted for as liabilities in accordance with ASC 815-40 and were presented within warrants payable on the 2021 Consolidated Balance Sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis until redeemed, with changes in fair value presented within Change in fair value of warrants within the audited Consolidated Statements of Operations and Comprehensive Loss. The Public Warrants were classified within Level 1 of the fair value hierarchy because the fair value was equal to the publicly traded price of the Public Warrants. The Private Placement Warrants were classified within Level 2 of the fair value hierarchy because the fair value was estimated using the price of the Public Warrants. On July 22, 2021, we issued a press release stating that we would redeem all unexercised Public Warrants and Private Placement Warrants. In connection with the redemption, effective August 24, 2021, the Public Warrants were delisted and classified within Level 2 of the fair value hierarchy as the fair value of the Public Warrants was based on proportional changes in the price of our common stock. There were no Private Placement Warrants outstanding at August 24, 2021.

Private Warrants

At December 31, 2022, the Company had exercisable private warrants which were embedded in several agreements as derivatives. These private warrants were accounted for as assets in accordance with ASC 815-40 and are presented within Other assets, non-current on the Consolidated Balance Sheets. The warrant assets are measured at fair value at inception and on a recurring basis until redeemed, with changes in fair value presented within Change in fair value of warrants within the audited Consolidated Statements of Operations and Comprehensive Loss. These private warrants were classified within Level 3 due to the subjectivity and use of estimates in the calculation of their fair value.
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

Fair values of the Legacy warrants and derivative liabilities related to the Convertible Securities were estimated using a probability-weighted expected return method, where the values of various instruments were estimated based on an analysis of future values of our business, assuming various future outcomes. The resulting instruments' values were based upon the probability-weighted present value of expected future investment returns, considering each of the possible future outcomes available to us, as well as the economic benefits attributable to each class of instruments. The expected future investment returns were estimated using a variety of methodologies, including both the market approach and the income approach, where an observable quoted market does not exist, and were generally classified as Level 3. Such methodologies included reviewing values ascribed to our most recent financing, comparing the subject instrument with similar instruments of publicly traded companies in similar lines of business, and reviewing our underlying financial performance and subject instrument, including estimating discounted cash flows. To estimate the fair value attributable to the derivative liabilities, the "with and without" approach is used. An evaluation of multiple scenarios for future payoffs for the underlying Convertible Securities was performed using option pricing models, and probability-weighted average value indications were used to arrive at the estimated fair values. No such derivative liabilities exist at December 31, 2023.

For information on fair values of the Public Warrants and Private Placement Warrants, please refer to the section entitled "Warrants" above.

Stock-based Compensation

We measure and recognize compensation expense for all stock-based awards, including Options and RSUs granted to employees, directors, and non-employee consultant, and stock purchase rights granted under the 2020 Employee Stock Purchase Plan ("ESPP") to employees, based on the estimated fair value of the awards on the date of grant. The fair value of each Option and stock purchase right is estimated using the Black-Scholes option-pricing model. The fair value of each RSU is based on the estimated fair value of our common stock on the date of grant.

The measurement date for employee awards is the date of grant, and stock-based compensation costs are recognized as expense over the employees' requisite service period, which is the vesting period, on a straight-line basis. The measurement date for non-employee awards is the date of grant without changes in the fair value of the award. Stock-based compensation costs for non-employees are recognized as expense over the vesting period on a straight-line basis. Stock-based compensation expense is classified within the audited Consolidated Statements of Operations and Comprehensive Loss within Salaries and benefits. We recognize stock-based compensation expense for the portion of awards that have vested. Forfeitures are recorded as they occur.

We also grant certain awards that have performance-based vesting conditions, including performance restricted stock units that become eligible to vest based on achievement of certain Company or individual performance milestones (“Non-Market PRSUs”) and other performance restricted stock units that become eligible to vest if, prior to the vesting date, the average closing price of one share of our common stock for ninety consecutive days equals or exceeds a specified price ("Market PRSUs"). Stock-based compensation expense for such awards is recognized using an accelerated attribution method from the time it is deemed probable that the vesting condition will be met through the time the service-based vesting condition has been achieved. The grant date fair value of the Market PRSUs is recognized as expense over the vesting period under the accelerated attribution method and is not adjusted in future periods for the success or failure to achieve the specified market condition. We have also determined the requisite service period for the Market PRSUs with multiple performance conditions to be the longest of the explicit, implicit, or derived service period. The determination of the grant-date fair value using an option-pricing model is affected by the estimated fair value of our common stock as well as assumptions regarding a number of other complex and subjective variables. These variables include expected stock price volatility over an expected term, actual and projected employee stock option exercise behaviors, the risk-free interest rate for an expected term, and expected dividends. The assumptions used in our option-pricing model represent our best estimates. These estimates involve inherent uncertainties and the application of judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future. These assumptions are estimated as follows:

Expected term - For Options considered to be "plain vanilla" options, we estimate the expected term based on the simplified method, which is essentially the weighted average of the vesting period and contractual term, as our historical option exercise experience does not provide a reasonable basis upon which to estimate the expected term.

Expected volatility - We perform an analysis of the average volatility of a peer group of representative public companies with sufficient trading history over the expected term to develop an expected volatility assumption.

The grant date fair value of the Market PRSUs is recognized as expense over the vesting period under the accelerated attribution method and is not adjusted in future periods for the success or failure to achieve the specified market condition. The grant date fair value of Market PRSUs is determined using a Monte Carlo simulation model that incorporates multiple valuation assumptions, including the probability of achieving the specified market condition, expected volatility and risk-free interest rate. There have been no Market PRSU awards granted during the years ended December 31, 2023 and 2022. The grant date fair value of Non-Market PRSUs is determined based on the closing price of the Company’s class A common stock.

See Note 16 (Employee Benefit Plans) to the consolidated financial statements included in this Form 10-K for a complete description of the accounting for stock-based compensation awards.
Recently Issued and Adopted Accounting Pronouncements

See Note 2 (Summary of Significant Accounting Policies) to the consolidated financial statements included in this Form 10-K for a discussion of accounting pronouncements recently adopted and recently issued accounting pronouncements not yet adopted and their potential impact to our financial statements.
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
We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. Our investment policy is focused on preservation of capital, liquidity and earning a modest yield. Substantially all of our investment portfolio is invested in U.S. Treasury fixed maturity securities. At December 31, 2023, none of our fixed maturity securities portfolio was unrated or rated below investment grade.
Inflation Risk
The United States economy continues to be impacted by inflation. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of Operating expenses as a percentage of Total revenues, if the premiums earned or other payments we receive from CMS do not increase with these increased costs. We continue to monitor the potential impacts from inflation and are prepared to respond to inflationary pressures as necessary.

Item 1. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Clover Health Investments, Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Clover Health Investments, Corp. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in convertible preferred stock and stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 14, 2024 expressed an unqualified opinion thereon.

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

Valuation of incurred but not reported reserves

Description of the Matter
As of December 31, 2023, the Company’s unpaid claims was $138.6 million, a significant portion is incurred but not reported reserves. As discussed in Notes 2 and 9 to the consolidated financial statements, the Company’s incurred but not reported (IBNR) liability is determined by using actuarial methods that include a number of factors and assumptions, including completion factors, which seek to measure the cumulative percentage of claims expense that have been paid as of the reporting date based on historical claim payment patterns, and assumed medical cost trend factors, which represent an estimate of claims expense based on recent claims expense levels and medical cost levels. There is significant uncertainty inherent in determining management’s best estimate of completion and trend factors, which are used to calculate actuarial estimates of IBNR.

Auditing management’s best estimate of the IBNR was complex and required the involvement of our actuarial specialists due to the highly judgmental nature of completion and trend factor assumptions used in the valuation process. These assumptions have a significant effect on the valuation of the IBNR liability.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s actuarial process for estimating the liability for incurred but not paid claims. These audit procedures included among others, testing management review controls over the application of the actuarial assumptions within the reserve models and the review and approval processes that management has in place for estimating the liability for incurred but not paid claims.

To test the Company’s liability for IBNR, our audit procedures included, among others, testing the completeness and accuracy of data used in the calculation by testing reconciliations of underlying claims and membership data recorded in source systems to the actuarial reserving calculations, and comparing a sample of claims to source documentation.

We involved actuarial specialists to assist with our audit procedures, which included, among others, evaluating the methodologies and assumptions applied by the Company in determining the IBNR and independently calculating a range of IBNR estimates for comparison to management’s actuarial best estimate of the IBNR. Additionally, we performed a review of the prior period IBNR liabilities to subsequent claims development.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2018.
New York, New York
March 14, 2024

CLOVER HEALTH INVESTMENTS, CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$122,863	$103,791
Short-term investments	12,218	41,457
Investment securities, available-for-sale (Amortized cost: 2023: $101,412; 2022: $193,300)	100,702	189,498
Investment securities, held-to-maturity (Fair value: 2023: $6,778; 2022: $15)	6,902	15
Accrued retrospective premiums	22,076	20,387
Other receivables	16,666	23,596
Healthcare receivables	64,164	70,607
Non-Insurance receivable	10,926	52,955
Surety bonds and deposits	55,631	100,502
Prepaid expenses	14,418	18,146
Other assets, current	1,404	4,043
Total current assets	427,970	624,997

Investment securities, available-for-sale (Amortized cost: 2023: $121,868; 2022: $142,940)	120,208	137,368
Investment securities, held-to-maturity (Fair value: 2023: $692; 2022: $636)	793	742
Property and equipment, net	5,082	5,753
Operating lease right-of-use assets	3,382	4,025
Goodwill and other intangible assets	2,990	20,000
Other assets, non-current	10,246	15,735
Total assets	$570,671	$808,620

The accompanying notes are an integral part of these consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	December 31,
	2023	2022
Liabilities and Stockholders' Equity
Current liabilities
Unpaid claims	$138,593	$141,947
Due to related parties, net	1,363	1,566
Non-Insurance performance year obligation, current	15,568	73,844
Non-Insurance payable	41,565	148,191
Accounts payable and accrued expenses	37,184	32,445
Accrued salaries and benefits	21,061	23,962
Deferred revenue	3,099	—
Operating lease liabilities	1,665	1,827
Premium deficiency reserve	—	7,239
Other liabilities, current	1,017	486
Total current liabilities	261,115	431,507

Long-term operating lease liabilities	2,998	4,033
Other liabilities, non-current	20,164	16,193
Total liabilities	284,277	451,733
Commitments and Contingencies (Note 19)
Stockholders' equity
Class A Common Stock, $0.0001 par value; 2,500,000,000 shares authorized at December 31, 2023 and December 31, 2022; 401,183,882 and 383,998,718 issued and outstanding at December 31, 2023 and December 31, 2022, respectively	40	37
Class B Common Stock, $0.0001 par value; 500,000,000 shares authorized at December 31, 2023 and December 31, 2022; 87,867,732 and 94,394,852 issued and outstanding at December 31, 2023 and December 31, 2022, respectively	9	9
Additional paid-in capital	2,461,238	2,319,157
Accumulated other comprehensive loss	(2,370)	(9,374)
Accumulated deficit	(2,159,794)	(1,946,433)
Less: Treasury stock, at cost; 7,912,750 and 2,072,752 shares held at December 31, 2023 and December 31, 2022, respectively	(12,729)	(6,509)
Total stockholders' equity	286,394	356,887
Total liabilities and stockholders' equity	$570,671	$808,620

The accompanying notes are an integral part of these consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Dollars in thousands, except per share and share amounts)

	Years ended December 31,
	2023	2022	2021
Revenues:
Premiums earned, net (Net of ceded premiums of $444, $470, and $489 for the years ended December 31, 2023 and 2022, and 2021 respectively)	$1,235,769	$1,084,869	$799,414
Non-Insurance revenue	773,177	2,380,135	667,639
Other income	24,774	11,683	4,943
Total revenues	2,033,720	3,476,687	1,471,996

Operating expenses:
Net medical claims incurred	1,776,388	3,453,952	1,551,178
Salaries and benefits	257,157	278,725	260,458
General and administrative expenses	187,571	207,917	185,287
Impairment of goodwill and other intangible assets	15,945	—	—
Premium deficiency reserve expense (benefit)	(7,239)	(93,517)	110,628
Depreciation and amortization	2,509	1,187	1,246
Restructuring costs	9,931	—	—
Other expense	—	70	191
Total operating expenses	2,242,262	3,848,334	2,108,988
Loss from operations	(208,542)	(371,647)	(636,992)

Change in fair value of warrants	86	(900)	(66,146)
Interest expense	7	1,333	3,193
Amortization of notes and securities discounts	—	30	13,717
Loss (gain) on investment	4,726	(9,217)	—
Gain on extinguishment of note payable	$—	$(23,326)	$—
Net loss	$(213,361)	$(339,567)	$(587,756)

Per share data:
Net loss per share attributable to Class A and Class B common stockholders – basic and diluted (1)	$(0.44)	$(0.71)	$(1.42)
Weighted average number of common shares outstanding
Basic and diluted weighted average number of Class A and Class B common shares and common share equivalents outstanding (1)	482,176,127	476,244,262	412,922,424

Net unrealized gain (loss) on available-for-sale investments	$7,004	$(7,440)	$(1,944)
Comprehensive loss	$(206,357)	$(347,007)	$(589,700)
(1) Because the Company had a Net loss during the years ended December 31, 2023, 2022, and 2021, the Company's potentially dilutive securities, which include stock options, restricted stock units, preferred stock, and warrants to purchase shares of common stock and preferred stock, have been excluded from the computation of diluted net loss per share, as the effect would be anti-dilutive.
The accompanying notes are an integral part of these consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(Dollars in thousands, except share amounts)

	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2020	139,444,346	$447,747	—	$—	89,206,266	$9	—	$—	$411,867	$(1,028,982)	$10	$3,903	$(613,193)
Stock issuance for exercise of stock options, net of early exercise liability	—	—	4,303,062	—	—	—	—	—	6,144	—	—	—	6,144
Stock-based compensation	—	—	—	—	—	—	—	—	163,723	—	—	—	163,723
Vested restricted stock units	—	—	541,076	—	—	—	—	—	—	—	—	—	—
Unrealized holdings gain on investment securities, available-for-sale	—	—	—	—	—	—	—	—	—	—	(1,944)	—	(1,944)
Preferred stock conversion	(139,444,346)	(447,747)	—	—	139,444,346	14	—	—	447,733	—	—	—	447,747
Issuance of common stock related to exercises of legacy warrants	—	—	—	—	7,205,490	1	—	—	97,781	—	—	—	97,782
Convertible debt conversion and other issuances	—	—	—	—	75,084,703	7	—	—	16,052	—	—	—	16,059
Issuance of common stock in connection with 2021 Business Combination and PIPE offering	—	—	143,475,108	14	(49,975,104)	(5)	—	—	666,232	—	—	—	666,241
Conversion from Class B Common Stock to Class A Common Stock	—	—	231,273,129	23	(231,273,129)	(23)	—	—	—	—	—	—	—
Conversion from Class A Common Stock to Class B Common Stock	—	—	(88,514,196)	(9)	88,514,196	9	—	—	—	—	—	—	—
Capital contribution for extinguishment of debt	—	—	—	—	—	—	—	—	126,795	—	—	—	126,795
Acquisition of Public and Private Placement Warrants	—	—	—	—	—	—	—	—	(147,582)	—	—	—	(147,582)
Issuance of common stock related to exercises of Public and Private Placement Warrants	—	—	9,408,264	1	—	—	—	—	81,672	—	—	—	81,673
Issuance of common stock, net of stock issuance costs	—	—	52,173,913	5	—	—	—	—	283,770	—	—	—	283,775
Treasury stock acquired	—	—	(14,730)	—	—	—	14,730	(147)	—	—	—	—	(147)
Net loss	—	—	—	—	—	—	—	—	—	(587,756)	—	—	(587,756)
Balance, December 31, 2021	—	$—	352,645,626	$34	118,206,768	$12	14,730	$(147)	$2,154,187	$(1,616,738)	$(1,934)	$3,903	$539,317

	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Change in accounting policy	—	$—	—	$—	—	$—	—	$—	$—	$723	$—	$—	$723
Adjusted balance, beginning of period	—	$—	352,645,626	$34	118,206,768	$12	$15	$(147)	$2,154,187	$(1,616,015)	$(1,934)	$3,903	$540,040
Stock issuance for exercise of stock options, net of early exercise liability	—	—	4,367,985	—	—	—	—	—	1,400	—	—	—	1,400
Stock-based compensation	—	—	—	—	—	—	—	—	164,305	—	—	—	164,305
Vested restricted stock units	—	—	2,974,581	—	1,677,873	—	—	—	—	—	—	—	—
Vested performance stock units	—	—	8,951	—	—	—	—	—	—	—	—	—	—
Unrealized holdings gain on investment securities, available for sale	—	—	—	—	—	—	—	—	—	—	(7,440)	—	(7,440)
Conversion from Class B Common Stock to Class A Common Stock	—	—	25,489,789	3	(25,489,789)	(3)	—	—	—	—	—	—	—
Treasury Stock	—	—	(2,058,022)	—	—	—	2,058,022	(6,362)	—	—	—	—	(6,362)
Issuance of Common Stock under Employee Stock Purchase Plan	—	—	569,808	—	—	—	—	—	—	—	—	—	—
Activities from Seek Dissolution	—	—	—	—	—	—	—	—	(735)	—	—	—	(735)
Derecognition of Non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	(3,903)	(3,903)
Net loss	—	—	—	—	—	—	—	—	—	(339,567)	—	—	(339,567)
Balance, December 31, 2022	—	$—	383,998,718	$37	94,394,852	$9	2,072,752	$(6,509)	$2,319,157	$(1,955,582)	$(9,374)	$—	$347,738
Change in accounting policy	—	$—	—	$—	—	$—	—	$—	$—	$9,149	$—	$—	$9,149
Adjusted balance, beginning of period	—	$—	383,998,718	$37	94,394,852	$9	2,073	$(6,509)	$2,319,157	$(1,946,433)	$(9,374)	$—	$356,887
Stock issuance for exercise of stock options, net of early exercise liability	—	—	79,189	—	—	—	—	—	1,150	—	—	—	1,150
Stock-based compensation	—	—	—	—	—	—	—	—	140,931	—	—	—	140,931
Vested restricted stock units	—	—	14,117,561	2	1,773,104	—	—	—	—	—	—	—	2
Unrealized holdings gain on investment securities, available for sale	—	—	—	—	—	—	—	—	—	—	7,004	—	7,004
Conversion from Class B Common Stock to Class A Common Stock	—	—	8,300,224	1	(8,300,224)	—	—	—	—	—	—	—	1
Treasury Stock	—	—	(5,839,998)	—	—	—	5,839,998	(6,220)	—	—	—	—	(6,220)
Issuance of Common Stock under Employee Stock Purchase Plan	—	—	528,188	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(213,361)	—	—	(213,361)
Balance, December 31, 2023	—	$—	401,183,882	$40	87,867,732	$9	7,912,750	$(12,729)	$2,461,238	$(2,159,794)	$(2,370)	$—	$286,394

The accompanying notes are an integral part of these consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(213,361)	$(339,567)	$(587,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,509	1,187	1,246
Amortization of notes and securities discounts and debt issuance costs	—	30	13,717
Stock-based compensation expense	140,931	164,305	163,723
Change in fair value of warrants and amortization of warrants	86	(900)	(66,146)
Accretion, net of amortization	(4,014)	(1,503)	200
Net realized (gains) losses on investment securities	(20)	267	53
Gain on extinguishment of note payable	—	(23,326)	—
Gain on investment	4,726	(9,217)	—
Impairment of goodwill and other intangible assets	15,945	—	—
Premium deficiency reserve	(7,239)	(93,517)	110,628
Changes in operating assets and liabilities:
Accrued retrospective premiums	(1,689)	14,536	(94)
Other receivables	6,930	(8,988)	(2,914)
Reinsurance recoverable	—	—	(96)
Surety bonds and deposits	44,871	(89,846)	(10,656)
Prepaid expenses	3,728	(3,415)	(6,863)
Other assets	1,828	(1,204)	(4,296)
Healthcare receivables	6,443	(22,565)	(9,297)
Non-Insurance receivable	42,029	(40,785)	(12,170)
Operating lease right-of-use assets	643	1,984	3,591
Unpaid claims	(3,557)	2,589	36,948
Accounts payable and accrued expenses	4,739	7,635	5,307
Accrued salaries and benefits	(2,901)	8,784	11,169
Deferred revenue	3,099	—	—
Deferred rent	—	—	68
Other liabilities	4,502	2,468	979
Non-Insurance performance year obligation	(58,276)	36,953	36,891
Non-Insurance payable	(106,626)	110,418	37,773
Operating lease liabilities	(1,197)	(2,671)	(4,331)
Net cash used in operating activities	(115,871)	(286,348)	(282,326)
Cash flows from investing activities:
Purchases of short-term investments, available-for-sale, and held-to-maturity securities	(175,567)	(369,396)	(876,252)
Proceeds from sales of short-term investments and available-for-sale securities	60,436	13,348	126,862
Proceeds from maturities of short-term investments, available-for-sale, and held-to-maturity securities	255,728	472,098	314,666
Acquisition of business, net of cash acquired	—	(16,200)	—
Purchases of property and equipment	(584)	(4,467)	(723)
Acquisition of Character Biosciences, Inc. Series A preferred shares	—	(250)	—
Net cash provided by (used in) investing activities	140,013	95,133	(435,447)
Cash flows from financing activities:
Payment of notes payable principal	—	—	(30,925)
Change in restricted cash related to surety bonds, deposits, and escrow accounts	(28,791)	82,422	—
Issuance of common stock, net of early exercise liability	1,150	1,400	6,144
Proceeds from reverse recapitalization, net of transaction costs	—	—	666,241
Proceeds received for the exercise of public and private warrants	—	—	390
Issuance of common stock, net of stock issuance costs	—	—	283,775
Payment for the redemptions of public warrants	—	—	(85)
Treasury stock acquired	(6,220)	(6,362)	(147)
Net cash (used in) provided by financing activities	$(33,861)	$77,460	$925,393

	Years ended December 31,
	2023	2022	2021
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(9,719)	$(113,755)	$207,620
Cash, cash equivalents, and restricted cash, beginning of period	186,213	299,968	92,348
Cash, cash equivalents, and restricted cash, end of period	$176,494	$186,213	$299,968

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents	$122,863	$103,791	$299,968
Restricted cash	53,631	82,422	—
Total cash, cash equivalents, and restricted cash	$176,494	$186,213	$299,968
Supplemental cash flow disclosures
Cash paid during the period for interest	$—	$—	$1,677
Supplemental disclosure of non-cash activities
Conversion of preferred stock to common stock	—	—	447,747
Issuance of common stock related to convertible debt	—	—	16,059
Capital contribution for extinguishment of debt	—	—	126,795
Activities from Seek Dissolution	—	735	—
Issuance of common stock related to warrants exercised	—	—	97,782
Acquisition of public and private warrants	—	—	147,582
Issuance of common stock related to the exercise of public and private warrants	—	—	81,283
Right-of-use assets obtained in exchange for lease liabilities	—	642	1,076
Recognition of equity method investments and preferred stock	—	8,644	—
Derecognition of noncontrolling interest	—	3,903	—
Conversion of Character Biosciences, Inc. convertible note to preferred stock	—	250	—
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

Clover aims to provide affordable, high-quality Medicare Advantage plans, including Preferred Provider Organization ("PPO") and Health Maintenance Organization ("HMO") plans, through its regulated insurance subsidiaries. The Company's regulated insurance subsidiaries consist of Clover Insurance Company and Clover HMO of New Jersey Inc., which operate the Company's PPO and HMO health plans, respectively. On April 1, 2021, the Company's subsidiary, Clover Health Partners, LLC ("Health Partners"), began participating as a Direct Contracting Entity ("DCE") in the Global and Professional Direct Contracting Model ("DC Model") of the Centers for Medicare and Medicaid Services ("CMS"), an agency of the United States Department of Health and Human Services, through which the Company provides care to aligned Medicare fee-for-service ("FFS") beneficiaries (the "Non-Insurance Beneficiaries"). CMS redesigned the DC Model and renamed it the Accountable Care Organization ("ACO") Realizing Equity, Access, and Community Health ("REACH") ("ACO REACH") Model effective January 1, 2023. On December 1, 2023, the Company notified CMS that it will no longer participate as a REACH ACO in the CMS ACO Reach Program, effective as of the end of the 2023 performance year. The Company’s exit from the ACO REACH Program follows its November 2022 announcement of a strategic reduction in the number of ACO REACH participating physicians in 2023, and was made after the Company determined that it is in the Company's best interest to fully exit the ACO REACH Program. Medical Service Professionals of NJ, LLC, houses Clover's employed physicians and the related support staff for Clover's in-home care program. Clover's administrative functions and insurance operations are primarily operated by its Clover Health, LLC and Clover Health Labs, LLC subsidiaries.
For any information following the aforementioned paragraph, the Company will refer to its participation in ACO REACH Model or the Company's participation in the predecessor DC Model as ACO REACH Model henceforth.
Clover's approach is to combine technology, data analytics, and preventive care to lower costs and increase the quality of health and life of Medicare beneficiaries. Clover's technology platform is designed to use machine learning-powered systems to deliver data and insights to physicians in order to improve outcomes for beneficiaries through the early identification and management of chronic disease and drive down costs. Clover's MA plans generally provide access to a wide network of primary care providers, specialists, and hospitals, enabling its members to see any doctor participating in Medicare willing to accept them. Clover focuses on minimizing members' out-of-pocket costs and offers many plans that allow members to pay the same co-pays for primary care provider visits regardless of whether their physician is in- or out-of-network. Through its Non-Insurance operations, the Company assumes full risk (i.e., 100.0% shared savings and shared losses) for the total cost of care of aligned Non-Insurance Beneficiaries, empowers providers with Clover Assistant, and offers a variety of programs aimed at reducing expenditures and preserving or enhancing the quality of care for Non-Insurance Beneficiaries. For additional information related to the Company's Non-Insurance operations, see Note 20 (Non-Insurance) in these financial statements.
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
Reclassifications
Certain amounts in the prior years' audited Consolidated Statements of Cash Flows have been reclassified to conform to the current year's presentation, primarily related to Surety bonds and deposits and Change in restricted cash related to Surety Bonds, Deposits, and Escrow accounts. These reclassifications had no material effect on the previously reported Consolidated Financial Statements.
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

The cumulative effect of the changes made to the Company's Consolidated Balance Sheets was as follows:

December 31, 2022	As Reported	Effect of Change	As Adjusted
	(in thousands)
Premium deficiency reserve	$16,388	$(9,149)	$7,239
Total current liabilities	440,656	(9,149)	431,507
Total liabilities	460,882	(9,149)	451,733
Accumulated deficit	(1,955,582)	9,149	(1,946,433)
Total stockholders' equity	347,738	9,149	356,887
Total liabilities and stockholders' equity	$808,620	$—	$808,620

December 31, 2021	As Reported	Effect of Change	As Adjusted
	(in thousands)
Premium deficiency reserve	$110,628	$(723)	$109,905
Total current liabilities	372,624	(723)	371,901
Total liabilities	411,487	(723)	410,764
Accumulated deficit	(1,616,738)	723	(1,616,015)
Total stockholders' equity	539,317	723	540,040
Total liabilities and stockholders' equity	$950,804	$—	$950,804
The effect of the changes made to the Company's audited Consolidated Statements of Comprehensive Loss was as follows:

Twelve Months Ended December 31, 2023	As Reported	As computed excluding anticipated net investment income	Effect of Change
	(in thousands)
Premium deficiency reserve expense (benefit)	$(7,239)	$(16,388)	$9,149
Total operating expenses	2,242,262	2,233,113	9,149
Loss from operations	(208,542)	(199,393)	(9,149)
Net loss	$(213,361)	$(204,212)	$(9,149)

Per share data:
Net loss per share attributable to Class A and B common stockholders - basic and diluted	$(0.44)	$(0.42)	$(0.02)

Twelve Months Ended December 31, 2022	As Reported	Effect of Change	As Adjusted
	(in thousands)
Premium deficiency reserve expense (benefit)	$(94,240)	$723	$(93,517)
Total operating expenses	3,847,611	723	3,848,334
Loss from operations	(370,924)	(723)	(371,647)
Net loss	$(338,844)	$(723)	$(339,567)

Per share data:
Net loss per share attributable to Class A and B common stockholders - basic and diluted	$(0.71)	$—	$(0.71)
There was no impact on the audited Consolidated Statements of Cash Flows.

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

With respect to each performance year in which the ACO is a participant, the final consideration due to the ACO from CMS ("shared savings") or the consideration due to CMS from the ACO ("shared loss") is reconciled in the subsequent years following the performance year. The shared savings or loss is measured periodically and will be applied to the Non-Insurance performance obligation, current or Non-Insurance performance receivable if the Company is in a probable loss position or probable savings position, respectively. The ACO has entered into an agreement with CMS and a third-party to cover the financial threshold determined by CMS. Within Surety bonds and deposits on the Consolidated Balance Sheets, the Company includes amounts held in escrow- related to the financial guarantee as required with CMS, which is considered restricted cash in nature which is shown on the Company's audited Consolidated Statements of Cash Flow.

Cash and cash equivalents
Cash and cash equivalents include cash on hand, amounts due from banks, money market instruments and other highly liquid investments with original maturities of 90 days or less. The carrying values of these instruments approximate their respective fair value due to the short-term maturity of these investments.
At December 31, 2023 and 2022, the Company had Cash and cash equivalents at financial institutions, which are insured by the Federal Deposit Insurance Corporation (FDIC). At times, balances may exceed the FDIC insured limits. Management believes that credit risk related to those balances is minimal.
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
Investment securities, available-for-sale
Investment securities, which consist entirely of debt securities with fixed or determinable payments and fixed maturity dates, that the Company purchases that are not classified as held-to-maturity, are classified as available-for-sale financial assets. The Company's available-for-sale investments are U.S. Treasury fixed maturity securities, corporate debt, commercial paper, certificate of deposit, and agency bonds.
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
Expected cash flows to be received are evaluated as compared to amortized cost to determine if a credit loss has occurred. The amount of the credit loss component of the security is estimated as the difference between the amortized cost and the present value of the expected cash flows of the security. In developing the expected recovery analysis for debt securities, the Company reviews business prospects, credit ratings and available information from asset managers and rating agencies for individual securities. The present value is determined using the best estimate of future cash flows discounted at the implicit interest rate at the date of purchase. For the years ended December 31, 2023, 2022, and 2021, there was no impairment loss reported.
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
Capitalized software development costs - cloud computing arrangements
The Company's cloud computing arrangements are mostly comprised of hosting arrangements that are mostly service contracts, whereby the Company gains remote access to use enterprise software hosted by the vendor or another third party on an as-needed basis for a period of time in exchange for a subscription fee. Implementation costs for cloud computing arrangements are capitalized if certain criteria are met and consist of internal and external costs directly attributable to developing and configuring cloud computing software for its intended use. These capitalized implementation costs are presented in the Consolidated Balance Sheets within Prepaid expenses, and are generally amortized over the fixed, non-cancelable term of the associated hosting arrangement on a straight-line basis.
Deferred acquisition costs
Acquisition costs directly related to the successful acquisition of new business, which are primarily made up of commissions costs, are deferred and subsequently amortized. Deferred acquisition costs are recorded within Other assets, current on the Consolidated Balance Sheets and are amortized over the estimated life of the related contracts. The amortization of deferred acquisition costs is recorded within General and administrative expenses within the audited Consolidated Statement of Operations and Comprehensive Loss. For the year ended December 31, 2023 and 2022, there were no deferred acquisition costs as a result of the acceleration of amortization for deferred acquisition costs due to the recognition of a premium deficiency reserve. For the years ended December 31, 2023, 2022, and 2021 charges related to deferred acquisition costs of $6.8 million, $16.3 million, and $10.7 million respectively, were recognized within General and administrative expenses.

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

Goodwill is assigned to the reporting units that are expected to benefit from the specific synergies of the business combination. Management reviews goodwill for impairment to determine both the existence and amount of goodwill impairment, if any. Impairment tests are performed, at a minimum, in the fourth quarter of each year. Management first uses a qualitative assessment to determine if it is more likely than not that a reporting unit is impaired. The qualitative test is used as a screening to help determine if it is necessary to perform the quantitative test. If there are indicators that the fair value is less than the carrying amount of any reporting unit, management performs a quantitative assessment where management allocates the fair value of the reporting units to the assets and liabilities with the unallocated fair value representing an implied fair value of goodwill which is then compared to the carrying amount of goodwill. The impairment review requires management to make judgments in determining various assumptions with respect to changes in economic conditions, revenues, operating margins, growth rates and discount rates. There was $11.7 million impairment of goodwill during the year ended December 31, 2023 and no impairment of goodwill for the years ended December 31, 2022 and 2021.

Other intangible assets arising from business combinations are initially recognized at fair value at the date of acquisition. Other intangible assets with indefinite useful lives are tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the assets may be impaired. The annual impairment test for indefinite-lived intangible assets may be completed through a qualitative assessment to determine if the fair value of the indefinite-lived intangible assets is more likely than not greater than the carrying amount. The Company may elect to bypass a qualitative assessment, or if a qualitative assessment indicates it is more likely than not that the estimated carrying value exceeds the fair value, the Company will test for impairment using a quantitative process. If the Company determines that impairment of its intangible assets may exist, the amount of impairment loss is measured as the excess of carrying value over fair value. The estimates in the determination of the fair value of indefinite-lived intangible assets include the anticipated future revenues of the Company and the resulting cash flows. For the year ended December 31, 2023 the Company impaired $4.2 million related to intangible assets with indefinite useful lives. For the years ended December 31, 2022 and 2021, there was no impairment.

Reinsurance
In the normal course of business, the Company seeks to reduce losses by reinsuring certain levels of risk in areas of exposure with other insurance enterprises or reinsurers. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. To minimize exposure to losses related to a reinsurer's inability to pay, the financial condition of such reinsurer is evaluated initially upon placement of the reinsurance and periodically thereafter. In addition to considering the financial condition of a reinsurer, the expected credit losses of Reinsurance recoverable is evaluated based upon a number of factors. Such factors include the amounts outstanding, history of losses, ratings of reinsurers, disputes, any collateral or letters of credit held and other relevant factors. The Company had no material credit allowances for Reinsurance recoverable at December 31, 2023 and 2022. Amounts recoverable from reinsurers are estimated in a manner consistent with the liability associated with the reinsured business and consistent with the terms of the underlying contracts. Although reinsurance agreements contractually obligate reinsurers to reimburse the Company for their share of losses, they do not discharge the primary liability of the Company. The Company remains liable for unpaid claims and claims adjustment expenses associated with ceded insured risks if the assuming reinsurers fail to meet their contractual obligations. The costs of the reinsurance are recognized over the life of the contract in a manner consistent with the earning of premiums on the underlying policies subject to the reinsurance contracts.

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
Medical claims incurred
The Company recognizes the cost of medical claims in the period in which services are provided, including an estimate of the cost of medical claims IBNR. This methodology is applied for both the Company's Insurance and Non-Insurance operations. Medical claim expense reported within the audited Consolidated Statements of Operations and Comprehensive Loss includes direct medical expenses.

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
Management reassesses the profitability of contracts for providing insurance coverage to members when operating results or forecasts indicate probable future losses. Management establishes a premium deficiency reserve in current operations to the extent that the sum of expected future costs, claim adjustment expenses, investment income, and maintenance costs exceeds related future premiums under contracts with consideration of investment income.
For purposes of calculating premium deficiency reserves, management groups contracts in a manner consistent with the method of acquiring, servicing, and measuring the profitability of such contracts.
Losses recognized as a premium deficiency are recorded in the period in which such losses were identified and reflected within the audited Consolidated Statements of Operations and Comprehensive Loss. Losses recognized as a premium deficiency result in a beneficial effect in subsequent periods as operating losses under these contracts are charged to the liability previously established.
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
CMS uses a risk-adjustment model which adjusts premiums paid to MA contracts, based on risk scores that are compared with the overall average risk scores for the relevant state and market pool. Generally, if a risk score is below the average risk score the Company is required to make a risk adjustment payment into the risk pool, and if a risk score is above the average risk score the Company receives a risk adjustment payment from the risk pool. Risk adjustments can have a positive or negative retroactive impact to rates. Under this model, rates paid to MA plans are based on actuarially determined bids, which include a process whereby prospective payments are based on the Company's estimated cost of providing standard Medicare-covered benefits to a member with an average risk profile. That baseline payment amount is adjusted to reflect the health status of enrolled membership. Under the risk-adjustment methodology, all MA plans must collect and submit the necessary diagnosis code information to CMS within prescribed deadlines. Estimated audit settlements are recorded as a reduction of premiums revenue within the Company's audited Consolidated Statements of Operations and Comprehensive Loss, based upon available information.
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
Payments from CMS for reinsurance and low-income cost subsidies are based on assumptions submitted with the annual bid. A reconciliation and related settlement of CMS' prospective subsidies against actual prescription drug costs paid is made after the end of the year. Consumer discounts of 50.0% on brand name prescription drugs for participants in the coverage gap are funded by CMS and pharmaceutical manufacturers. The Company accounts for these subsidies and discounts within other assets in the Consolidated Balance Sheets and as an operating activity in the audited Consolidated Statements of Cash Flows. The Company does not recognize premiums revenue or claim expenses for these subsidies or discounts.
Leases
At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement including the use of an identified asset(s) and the Company's control over the use of that identified asset. The Company does not recognize leases with a lease term of one year or less on its Consolidated Balance Sheets. Leases with a term greater than one year are recognized on the balance sheet as right-of-use ("ROU") assets and lease liabilities. The Company has sublease arrangements and recognizes sublease income from leasing excess space. Sublease income is recognized on a straight-line basis over the sublease term. At December 31, 2023 and 2022, the Company did not have any financing leases.
Lease liabilities and their corresponding ROU assets are initially recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the ROU asset may be required for items such as incentives received or initial direct costs. When an option to extend the lease exists, a determination is made whether that option is reasonably certain of exercise based on economic factors present at the measurement date and as circumstances may change. At December 31, 2023 and 2022, the Company did not include optional extension periods in the measurement of its leases as they were not reasonably certain of exercise. The Company monitors its plans to renew its material leases on a quarterly basis.
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

Stock-based compensation

The Company accounts for all stock-based payment awards granted to employees and non-employees as stock-based compensation expense at fair value. The Company's stock-based payments include Options, RSUs, and grants of common stock, including common stock subject to vesting. The measurement date for employee awards is the grant date, and stock-based compensation costs are recognized as expense over the employees' requisite service periods, which are the vesting periods, on a straight-line basis. Nonemployee share-based payment equity awards are measured at the grant-date fair value of the equity instruments, similar to employee share-based payment equity awards. Stock-based compensation costs for non-employees are recognized as expense over the vesting period on a straight-line basis. Stock-based compensation expense is classified within the accompanying audited Consolidated Statements of Operations and Comprehensive Loss within Salaries and benefits. The Company recognizes stock-based compensation expense for the portion of awards that have vested. Forfeitures are recorded as they occur.
The fair value of each Option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The expected term of each of the Company's Options has been determined utilizing the "simplified" method for awards that qualify as "plain-vanilla" options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.
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
Federal income taxes
The Company recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the consolidated financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. The Company also recognizes the future tax benefits such as net operating and capital loss carryforwards as deferred tax assets. A valuation allowance is provided against these deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Future years' tax expense may be increased or decreased by adjustments to the valuation allowance or to the estimated accrual for income taxes. Deferred tax assets and deferred tax liabilities are further adjusted for changes in the enacted tax rates. At December 31, 2023 and 2022, sufficient doubt existed over the Company's ability to generate sufficient taxable income to realize its deferred income tax assets, and accordingly, the Company provided a full valuation allowance against its deferred tax assets.
The Company records tax benefits when it is more likely than not that the tax return position taken with respect to a particular transaction will be sustained. A liability for an uncertain tax position, if recorded, is not considered resolved until the statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired, or the tax position is ultimately settled through examination, negotiation, or litigation. The Company did not have any material uncertain tax positions during the years ended December 31, 2023 and 2022. The Company classifies interest and penalties associated with uncertain tax positions in its provision for income taxes. The Company did not incur or record any interest and penalties related to uncertain tax positions at or during the years ended December 31, 2023 and 2022.
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
Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders is computed by adjusting net loss attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potentially dilutive common shares. For purposes of this calculation, outstanding Options, convertible preferred stock and warrants to purchase shares of convertible preferred stock are considered potential dilutive common shares.
The Company's convertible preferred stock contractually entitled the holders of such shares to participate in dividends but did not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reported a net loss attributable to common stockholders, such losses were not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2023, 2022, and 2021.
Recent accounting pronouncements
Recently adopted accounting pronouncements

There have been no new accounting pronouncements adopted during the year ended December 31, 2023 that are expected to materially impact the Company's consolidated financial statements.

Accounting pronouncements effective in future periods

In July 2023, the FASB issued ASU 2023-03, Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718); Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock” (“ASU 2023-03”). This ASU amends or supersedes various SEC paragraphs within the applicable codification to conform to past SEC staff announcements. This ASU does not provide any new guidance. ASU 2023-03 will become effective for the Company once the addition to the FASB Codification is made available. The Company is currently evaluating the impact of the update on the Company’s consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update aim to improve reportable segment disclosures by requiring enhanced disclosures around significant segment expenses that are regularly provided to the chief operating decision maker. Additionally, ASU 2023-07 requires that all existing annual disclosures about segment profit or loss must be provided on an interim basis and clarifies that single reportable segment entities are subject to the disclosure requirement under Topic 280 in its entirety. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years beginning after December 15, 2024. A public entity should apply ASU 2023-07 retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-07 on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update aim to provide more transparency regarding tax disclosures mainly related to the rate reconciliation and income taxes paid information. The Company is currently evaluating the impact of ASU 2023-09 on its consolidated financial statements and related disclosures.

3. Investment Securities
The following tables present amortized cost and fair values of investments at December 31, 2023 and December 31, 2022, respectively:

December 31, 2023	Amortized cost	Accumulated unrealized gains	Accumulated unrealized losses	Fair value
	(in thousands)
Investment securities, held-to-maturity
U.S. government and government agencies and authorities	$7,695	$—	$(225)	$7,470
Investment securities, available-for-sale
U.S. government and government agencies and authorities	126,071	713	(3,070)	123,714
Corporate debt securities	95,354	165	(176)	95,343
Other	1,855	—	(2)	1,853
Total held-to-maturity and available-for-sale investment securities	$230,975	$878	$(3,473)	$228,380

December 31, 2022	Amortized cost	Accumulated unrealized gains	Accumulated unrealized losses	Fair value
	(in thousands)
Investment securities, held-to-maturity
U.S. government and government agencies and authorities	$757	$—	$(106)	$651
Investment securities, available-for-sale
U.S. government and government agencies and authorities	237,457	10	(9,000)	228,467
Corporate debt	98,783	38	(422)	98,399
Total held-to-maturity and available-for-sale investment securities	$336,997	$48	$(9,528)	$327,517
The following table presents the amortized cost and fair value of debt securities at December 31, 2023, by contractual maturity:

December 31, 2023	Held-to-maturity		Available-for-sale
	Amortized cost	Fair value	Amortized cost	Fair value
	(in thousands)
Due within one year	$6,902	$6,778	$101,412	$100,702
Due after one year through five years	682	599	121,868	120,208
Due after five years through ten years	—	—	—	—
Due after ten years	111	93	—	—
Total	$7,695	$7,470	$223,280	$220,910

For the years ended December 31, 2023 and 2022, respectively, net investment income, which is included within Other income within the audited Consolidated Statements of Operations and Comprehensive Loss, was derived from the following sources:

	Years ended December 31,
	2023	2022	2021
	(in thousands)
Cash and cash equivalents	$9,063	$3,619	$1
Short-term investments	1,812	1,797	195
Investment securities	7,499	2,127	348
Investment income, net	$18,374	$7,543	$544
Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at December 31, 2023, and December 31, 2022, respectively:

December 31, 2023	Less than 12 months		Greater than 12 months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands, except number of positions)
U.S. government and government agencies and authorities	$12,584	$(32)	$61,628	$(3,259)	$74,212	$(3,291)
Corporate debt securities	61,007	(175)	5,017	(7)	66,024	(182)
Total	$73,591	$(207)	$66,645	$(3,266)	$140,236	$(3,473)
Number of positions	69		27		96

December 31, 2022	Less than 12 months		Greater than 12 months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands, except number of positions)
U.S. government and government agencies and authorities	$64,261	$(958)	$147,757	$(8,148)	$212,018	$(9,106)
Corporate debt securities	78,292	(422)	—	—	78,292	(422)
Total	$142,553	$(1,380)	$147,757	$(8,148)	$290,310	$(9,528)
Number of positions	92		24		116
The Company did not record any credit allowances for debt securities that were in an unrealized loss position at December 31, 2023 and December 31, 2022.
At December 31, 2023, all securities were investment grade, with credit ratings of BBB+ or higher by S&P Global or as determined by other credit rating agencies within the Company's investment policy. Unrealized losses on investment grade securities are principally related to changes in interest rates or changes in issuer or sector related credit spreads since the securities were acquired. The gross unrealized investment losses at December 31, 2023, were assessed, based on, among other things:
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

Proceeds from sales and maturities of investment securities, inclusive of Short-term investments, and related gross realized gains (losses) which are included within Other income within the audited Consolidated Statements of Operations and Comprehensive Loss, were as follows for the year ended December 31, 2023 and 2022, respectively:

	Years ended December 31,
	2023	2022	2021
	(in thousands)
Proceeds from sales of investment securities	$60,436	$13,348	$126,862
Proceeds from maturities of investment securities	255,728	472,098	314,666

Gross realized gains	39	7	24
Gross realized losses	(19)	(274)	(77)
Net realized gains (losses)	$20	$(267)	$(53)
At December 31, 2023 and December 31, 2022, the Company had $14.7 million and $14.3 million, respectively, in deposits with various states and regulatory bodies that are included as part of the Company's investment balances.
4. Fair Value Measurements
The following tables present a summary of fair value measurements for financial instruments at December 31, 2023 and 2022, respectively:

December 31, 2023	Level 1	Level 2	Level 3	Total fair value
	(in thousands)
U.S. government and government agencies	$—	$123,714	$—	$123,714
Corporate debt securities	—	95,343	—	95,343
Other	1,853	—	—	1,853
Warrants receivable	—	—	814	814
Total assets at fair value	$1,853	$219,057	$814	$221,724

December 31, 2022	Level 1	Level 2	Level 3	Total fair value
	(in thousands)
U.S. government and government agencies	$—	$228,467	$—	$228,467
Corporate debt securities	—	98,399	—	98,399
Warrants receivable	—	—	900	900
Total assets at fair value	$—	$326,866	$900	$327,766
The changes in balances of Clover's Level 3 financial assets and liabilities during the years ended December 31, 2023 and 2022, and 2021 were as follows:

	Convertible securities	Derivative liabilities	Warrants payable	Warrants receivable	Total
	(in thousands)
Balance, December 31, 2020	$949,553	$44,810	$97,782	$—	$1,092,145
Settlements	(949,553)	(44,810)	(97,782)	—	(1,092,145)
Balance, December 31, 2021	$—	$—	$—	$—	$—
Receipts	—	—	—	900	900
Balance, December 31, 2022	$—	$—	$—	$900	$900
Total unrealized losses (gains)	—	—	—	86	86
Balance, December 31, 2023	$—	$—	$—	$814	$814

On November 14, 2022, the Company recognized contingent consideration of $3.0 million, for which the carrying value is approximately the same as the fair value, and was included as part of the consideration transferred for the 2022 Business Combination.
There were no transfers in or out of Level 3 financial assets or liabilities for the years ended December 31, 2023 or December 31, 2022.
Legacy, Public, and Private Placement Warrants

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

Private Warrants

At December 31, 2022, the Company had exercisable private warrants which were embedded in several agreements as derivatives. These private warrants were accounted for as assets in accordance with ASC 815-40 and are presented within Other assets, non-current on the Consolidated Balance Sheets. The warrant assets are measured at fair value at inception and on a recurring basis until redeemed, with changes in fair value presented within Change in fair value of warrants within the audited Consolidated Statements of Operations and Comprehensive Loss. These private warrants were classified within Level 3 due to the subjectivity and use of estimates in the calculation of their fair value. These warrants at initial measurement date, December 31, 2022, were assessed to have a fair value of $0.9 million, with no other activity for the year ended December 31, 2022. The company reassesses the fair values of the warrants based on updated estimates and for the year ended December 31, 2023 we recognized $0.1 million of unrealized losses.

Liability Measurement
Warrants were accounted for as liabilities in accordance with ASC 815-40 and were presented within Warrants payable on the Consolidated Balance Sheets. The warrant liabilities were measured at fair value at inception and measured on a recurring basis, with changes in fair value presented within Change in fair value of warrants within the audited Consolidated Statements of Operations and Comprehensive Loss. The Company determined that the public warrants assumed in connection with the 2021 Business Combination were classified within Level 1 of the fair value hierarchy as the fair value was equal to the publicly traded price of the public warrants, and the private placement warrants, also assumed in connection with the 2021 Business Combination, were classified within Level 2 of the fair value hierarchy as the fair value was estimated using the price of the public warrants. On July 22, 2021, the Company issued a press release stating that it would redeem all of its public and private placement warrants. In connection with the redemption, effective August 24, 2021, the public warrants were delisted and classified within Level 2 of the fair value hierarchy as the fair value of the public warrants was based on proportional changes in the price of the Company's common stock. The end of the redemption period was September 9, 2021, at which time the Company redeemed all unexercised public and private placement warrants at a price of $0.10 per warrant. Following the redemption, no public or private placement warrants were outstanding.

The following table presents the changes in the fair value of warrants payable:

December 31, 2021	Public and Private Placement Warrants
(in thousands)
Initial measurement, January 7, 2021	$147,582
Mark-to-market adjustment	(66,214)
Warrants payable balance, Warrants exercised	(81,283)
Warrants payable balance, Warrant redemption	(85)
Warrants payable balance, December 31, 2021	$—

5. Healthcare Receivables
Healthcare receivables include pharmaceutical rebates that are accrued as they are earned and estimated based on contracted rebate rates, eligible amounts submitted to the manufacturers by the Company's pharmacy manager, pharmacy utilization volume, and historical collection patterns. Also included within Healthcare receivables are Medicare Part D settlement receivables, member premium receivables, and other CMS receivables. The Company reported $64.2 million and $70.6 million within Healthcare receivables at December 31, 2023, and December 31, 2022, respectively.
6. Related Party Transactions
Related party agreements

The Company has various contracts with IJKG Opco LLC (d/b/a CarePoint Health - Bayonne Medical Center), Hudson Hospital Opco, LLC (d/b/a CarePoint Health - Christ Hospital) and Hoboken University Medical Center Opco LLC (d/b/a CarePoint Health - Hoboken University Medical Center), which collectively do business as the CarePoint Health System ("CarePoint Health"), for the provision of inpatient and hospital-based outpatient services. CarePoint Health was ultimately held and controlled by Vivek Garipalli, the Company's Executive Chairman and a significant stockholder of the Company. In May 2022, Mr. Garipalli and his family completed a donation of their interest in CarePoint Health to a non-profit organization called CarePoint Health Systems, Inc. Following the donation, Mr. Garipalli has remained a Manager of Hudson Hospital Propco, LLC, an affiliate of Hudson Hospital Opco, LLC. Additionally, certain affiliates of Mr. Garipalli are owed certain money from CarePoint Health for prior obligations, and Mr. Garipalli has an indirect interest in Sequoia Healthcare Services, LLC and Sequoia Healthcare Management, LLC, which both provide services to CarePoint Health. Expenses and fees incurred related to Clover's contracts with CarePoint Health, recorded within Net medical claims incurred, were $13.0 million, $12.6 million, and $12.7 million for the years ended December 31, 2023, 2022, and 2021 respectively. Additionally, $1.4 million and $1.6 million were payable to CarePoint Health at December 31, 2023, and December 31, 2022, respectively.
The Company has contracted with Rogue Trading, LLC ("Rogue"), a marketing services provider. The Company's Chief Executive Officer and a Director, Andrew Toy, is related to the Chief Executive Officer of Rogue. There were no expenses and fees related to these contracts for the years ended December 31, 2023 and 2022. Expenses and fees incurred related to these contracts were $0.3 million for the year ended December 31, 2021.
The Company has a contract with Medical Records Exchange, LLC (formerly known as "ChartFast," now d/b/a Credo) pursuant to which the Company receives administrative services related to medical records retrieval via Credo's electronic applications and web portal platform. Expenses and fees incurred related to this agreement were $0.8 million, $0.3 million, and $0.2 million for the years ended December 31, 2023, 2022, and 2021 respectively. Vivek Garipalli, the Company's Executive Chairman and significant stockholder of the Company, is an indirect owner of Medical Records Exchange, LLC.
Since July 2, 2021, the Company has contracted with Thyme Care, Inc. ("Thyme Care"), an oncology care management company, through which Thyme Care was engaged to provide cancer care management services to the Company's Insurance members in New Jersey and develop a provider network to help ensure member access to high-value oncology care. The Company and Thyme Care have amended the terms of the engagement, effective April 1, 2023, to include additional clinical services available to Clover members as well as the value based payment terms. The Company entered into an agreement with Thyme Care effective September 23, 2020 where the Company purchased 1,773,049 shares (less than five percent (5%) of its class A common stock). The fair value of these shares is $0.5 million at December 31, 2023, and is recognized within Other assets, non-current, on the Consolidated Balance Sheet. In accordance with ASC 321, any changes in fair value associated with these shares are recognized within the audited Consolidated Statements of Operations and Comprehensive Loss. Mr. Garipalli is a member of the board of directors of Thyme Care and holds an equity interest of less than five percent (5%) of that entity. Expenses and fees incurred related to this agreement were $2.3 million and $1.6 million for the years ended December 31, 2023 and 2022, respectively. Additionally, $0.2 million and $0.3 million were payable to Thyme Care at December 31, 2023, and December 31, 2022, respectively.

7. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
	2023	2022
	(in thousands)
Capitalized software	$6,482	$4,705
Leasehold improvements	3,035	3,035
Office furniture and fixtures	35	36
Equipment	113	288
Property and equipment, gross	9,665	8,064
Less: accumulated depreciation and amortization	(4,583)	(2,311)
Property and equipment, net	$5,082	$5,753

Depreciation expense recorded by the Company was approximately $0.4 million, $0.4 million, and $0.3 million for the years ended December 31, 2023, 2022, and 2021, respectively. Amortization expense recorded by the Company was approximately $1.0 million, $0.8 million, and $0.2 million for the years ended December 31, 2023, 2022, and 2021, respectively.

8. Goodwill and Other Intangibles

Changes in the carrying amount of goodwill for the Company's reportable segments for the years ended December 31, 2023 and 2022, respectively, were as follows:

	Corporate/Other	Total
	(in thousands)
Balance at January 1, 2022	$1,243	$1,243
Acquisitions	10,506	10,506
Balance at December 31, 2022	11,749	11,749
Impairment	(11,749)	(11,749)
Balance at December 31, 2023	$—	$—

The following table presents details of the Company's other intangible assets at December 31, 2023 and 2022, respectively:

		2023				2022
	Weighted Average life	Cost	Accumulated Amortization	Impairment	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Other intangible assets:
Licenses	Indefinite	2,990	—	—	2,990	2,990	—	2,990
Developed Technology	5	5,400	1,219	4,181	—	5,400	139	5,261

Amortization expense for other intangible assets was approximately $1.2 million and $0.1 million for the years ended December 31, 2023 and 2022, respectively. In addition, the Company recognized impairment of $4.2 million which is described in further detail below.

The Company does not estimate any amortization expense in the five succeeding fiscal years.

Goodwill and Intangible Asset Impairment

During the three months ended December 31, 2023, there was a change in strategy identified in relation to the Company's goodwill and intangible assets within its Corporate/Other segment. This change in strategy was determined to be a triggering event. This triggering event indicated that it should test the related goodwill balance and long-lived assets for impairment in its Corporate/Other segment.

For goodwill, the Company updated its quantitative impairment assessment for its reporting units, Juxly and MSPNJ, within Corporate/Other segment goodwill based on the most recent data and Company strategy. In performing its quantitative impairment assessment, the fair value of the Company's reporting units was estimated by using a discounted cash flow ("DCF") analysis. The reporting unit goodwill was established in connection with the acquisition of Medical Services Professionals of New Jersey, LLC (“MSPNJ”) and Principium Health, LLC (“Principium”) on February 28, 2019 and Juxly, LLC on November 14, 2022. Based on its quantitative impairment assessment, the Company determined that the fair value of its reporting units within Corporate/Other segment were less than their carrying value. The analysis resulted in a goodwill impairment charge of $11.7 million in the fourth quarter ended December 31, 2023, representing all of the remaining goodwill within the Corporate/Other segment, which is recorded within the Goodwill and intangible assets impairment line item in the audited Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2023.

For indefinite lived intangible assets, the Company tested each asset group within its Corporate/Other segment by first performing a recoverability test, comparing projected discounted cash flows from the use and eventual disposition of each asset group to its carrying value. This test indicated that the undiscounted cash flows were not sufficient to recover the carrying value of certain asset groups. The Company then compared the carrying value of the individual long-lived assets within those asset groups against their fair value in order to determine if impairment existed. Determining the fair value of those asset groups involves the use of significant estimates and assumptions, including projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends, and estimated discount rates based on the asset group's weighted average return on assets, as derived from various methods. As a result, the Company recorded a total impairment charge for intangible assets acquired as part of the Juxly acquisition of approximately $4.2 million for the year ended December 31, 2023. For the year ended December 31, 2022, there were no circumstances that indicate that the carrying amount within goodwill and intangible assets deemed to have an indefinite or definite useful life may not be recoverable. No impairment was recorded during the years ended December 31, 2022 and 2021.
9. Unpaid Claims
Activity within the liability for Unpaid claims, including claims adjustment expenses, for the years ended December 31, 2023 and 2022, respectively, is summarized as follows:

	Years ended December 31,
	2023	2022
	(in thousands)
Gross and net balance, beginning of period (1)	$137,395	$136,317
Incurred related to:
Current year	996,158	1,023,355
Prior years	(9,000)	(39,324)
Total incurred	987,158	984,031
Paid related to:
Current year	865,930	892,495
Prior years	121,523	90,458
Total paid	987,453	982,953
Gross and net balance, end of period (1)(2)	$137,100	$137,395
(1)    Includes amounts due to related parties.
(2)    Differs from the total Unpaid claims amount reported on the Consolidated Balance Sheets due to the fact the figure here excludes unpaid claims for the Company's Non-Insurance operations of $2.9 million and $6.1 million at December 31, 2023 and 2022, respectively.

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
Unpaid Claims for Insurance Operations
Unpaid claims for Insurance operations were $137.1 million at December 31, 2023. During the year ended December 31, 2023, $121.5 million was paid for incurred claims attributable to insured events of prior years. A favorable development of $9.0 million was recognized during the year ended December 31, 2023, resulting from the Company's actual experience with claims developing differently as compared to the Company's estimates at December 31, 2022. A favorable development of $39.3 million was recognized during the year ended December 31, 2022, resulting from the Company's actual experience with claims developing differently as compared to the Company's estimates at December 31, 2021. Original estimates are increased or decreased, as additional information becomes known regarding individual claims. The ratio of current year medical claims paid as a percentage of current year Net medical claims incurred was 86.9% for the year ended December 31, 2023, and 87.2% for the year ended December 31, 2022. This ratio serves as an indicator of claims processing speed, indicating that claims were processed at a slower rate during the year ended December 31, 2023, than during the year ended December 31, 2022.
The following tables provide information regarding incurred and paid claims development for medical claims, as well as cumulative claim frequency and the total of incurred but not reported liabilities at December 31, 2023, respectively:

	Cumulative incurred claims for the years ended December 31,
Incurred year	2021*	2022*	2023	Total IBNR(1)	Number of reported claims
	(in thousands)				(in ones)
2021 and prior	$2,138,604	$2,099,334	$1,938,863	$1,902	7,491,528
2022	—	1,023,355	910,776	4,652	3,358,454
2023	—	—	996,158	130,546	3,141,069
Total	$2,138,604	$3,122,689	$3,845,797	$137,100	13,991,051
(1)    Differs from the total unpaid claims amount reported on the Consolidated Balance Sheets due to the fact the figure here excludes unpaid claims for the Company's ACO of $2.9 million as of December 31, 2023.

	Cumulative net paid claims through December 31,
Paid year	2021*	2022*	2023
	(in thousands)
Incurred year
2021 and prior	$2,002,287	$2,092,800	$1,936,643
2022	—	892,495	906,124
2023	—	—	865,930
Total	$2,002,287	$2,985,295	$3,708,697
*Unaudited supplemental information

The reconciliation of net incurred and paid claims development tables to unpaid claims and claims adjustment expenses for medical claims on the Consolidated Balance Sheets is as follows:

December 31, 2023
(in thousands)
Cumulative incurred claims, net	$3,845,797
Less: cumulative paid claims, net	3,708,697
Net unpaid claims, including claims adjustment expenses(1)	$137,100
(1) The following balance reflects the unpaid claims for Medicare Advantage only. The ACO and other medical unpaid claims should be included in order to reconcile to the total unpaid claims on the Consolidated Balance Sheets.
10. Reinsurance

Medicare Advantage Reinsurance Agreement

On January 1, 2021, the Company renewed a specific excess loss reinsurance agreement to reinsure its MA plan liabilities in excess of approximately $0.4 million, $0.6 million, and $0.6 million per covered person per agreement terms for the years ended December 31, 2023, 2022, and 2021, respectively.

The effects of the reinsurance agreements on the accompanying consolidated financial statements for the years ended December 31, 2023, 2022, and 2021, respectively, are as follows:

	Years ended December 31,
	2023	2022	2021
	(in thousands)
Premiums earned, gross	$1,236,213	$1,085,339	$799,903
Premiums earned, ceded	(444)	(470)	(489)
Net premiums earned	$1,235,769	$1,084,869	$799,414

	Years ended December 31,
	2023	2022	2021
	(in thousands)
Claims incurred, gross	$987,654	$985,197	$839,136
Claims incurred, ceded	(496)	(1,166)	(1,002)
Net claims incurred	$987,158	$984,031	$838,134
Reinsurance recoverable for the MA plan at December 31, 2023 and 2022, respectively, were comprised of the following:

	Years ended December 31,
	2023	2022
	(in thousands)
Reinsurance recoverable on paid claims, gross and net	$46	$500
Reinsurance recoverable on unpaid claims	—	—
Reinsurance premium payable	—	—
Reinsurance recoverable, net	$46	$500
Accountable Care Organization Reinsurance Arrangement

Within the ACO arrangement there is an option for each ACO participant to elect participation in a reinsurance arrangement, which is not a separate contract and is included in the current ACO arrangement. The stop loss (charges) premiums and recoupments are incurred in accordance with the regulations set forth in the participation agreement in direct relation to the direct contracting program and will reduce the exposure of high dollar claims to the Company. The premiums (recoupments) are recognized as revenue (contra-revenue), respectively, within Non-Insurance revenue on the Statement of Operations as there is a right to the recoupments as the point of attachment in the stop loss agreement.

The effects of the ACO reinsurance arrangements on the accompanying consolidated financial statements for the years ended December 31, 2023 and 2022, respectively, were as follows:

	Years ended December 31,
	2023	2022
	(in thousands)
Non-Insurance revenue, gross and net	$773,177	$2,380,135
Claims incurred, gross and net	771,798	2,460,879
Reinsurance recoverable, gross and net	10,926	52,955
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
Approximately $5.1 million and $5.4 million of life insurance reserves at both December 31, 2023 and 2022, respectively, related to life insurance policies originally issued by Ullico are 100% coinsured with Southern Financial Life Insurance Company (SFLIC), a Louisiana domestic company, in full transfer of risk related to these policies. The life reserves are computed principally in accordance with Net Level Premium Method using mortality and persistency assumptions based upon the Company's experience and industry data. Interest rate assumptions used in establishing such reserves range from less than 1.0% to 4.5%. Under the arrangement, SFLIC is required to hold in trust an amount that covers all of the outstanding liabilities as of the reporting date.
Approximately $0.9 million and $0.9 million of annuity reserves at both December 31, 2023 and 2022, respectively, related to annuity contracts originally issued by Ullico, are 100% ceded to Sagicor Life Insurance Company, a Texas domestic company, in full transfer of risk related to these contracts. The annuity reserves are computed principally using assumptions based on the Company's experience and industry data. Interest rate assumptions used in establishing such reserves range from less than 1.0% to 5.8%. Ceded life insurance and annuity reserves are included within other assets and gross life insurance and annuity reserves are included within other liabilities on the Consolidated Balance Sheets, respectively.
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
11. Derivative Liabilities
In connection with the $373.8 million of convertible securities issued in 2019, the Company determined that certain of the conversion and redemption features were embedded derivatives and were bifurcated from the host instrument and accounted for as embedded derivative instruments. In connection with the convertible securities, the Company recognized a capital contribution of $44.8 million during the year ended December 31, 2021. This capital contribution of $44.8 million was recorded as an increase in additional paid in capital as the notes were issued to affiliates of the Company. Upon the completion of the 2021 Business Combination with SCH on January 7, 2021, the derivative balance was extinguished at January 7, 2021. See Note 4 (Fair Value Measurements) for additional information.
12. Letter of Credit
On April 19, 2018, the Company entered into a secured letter of credit agreement (the "Letter") required for its subsidiary for an aggregate amount of up to $2.5 million. The Letter is with a commercial lender and it renews on an annual basis. The Letter bears interest at a rate of 0.75%. On April 19, 2023, the Letter expired, and at the time of expiration there was an unused balance of $2.5 million which was released to the Company. There was an unused balance of $2.5 million at December 31, 2022.

13. Leases
Operating Leases
The Company leases office space in New Jersey, Tennessee, Georgia, and Hong Kong under non-cancelable operating leases. At December 31, 2023, the remaining terms of the operating leases were between one month and 63 months, and certain lease agreements contain provisions for future rent increases. For each lease the Company recorded a right-of-use (ROU) asset and lease liability at the earlier of the ASC 842 effective date or lease commencement date. The Company utilizes the straight-line method of recognizing lease expense. However, the Company is required to pay certain variable executory costs including common area maintenance, real estate taxes, and insurance that are expensed as incurred. These variable costs are excluded from the measurement of leases. Certain of the Company's leases include options to renew, with renewal terms that can extend the lease term. The exercise of lease renewal options is at the Company's sole discretion. The ability to terminate a lease is determined by the applicable lease terms and conditions. The Company is not reasonably certain that it will exercise the renewal or termination options. Therefore, these options are not recognized as part of the ROU asset and lease liability.
The Company subleases certain of its leases to third parties for which it receives rental income to manage occupancy costs. These subleases are classified as operating leases.
Summary of Lease Costs Recognized Under ASC 842:
The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company's operating leases for the years ended December 31, 2023, 2022, and 2021, respectively:

	Years ended December 31,
	2023	2022	2021
	(in thousands)
Operating lease cost	$1,346	$2,651	$4,515
Variable lease cost	51	56	515
Short-term lease cost	—	—	45
Sublease income	(256)	(1,124)	(2,727)
Total lease cost	$1,141	$1,583	$2,348
Other information
Cash paid for amounts included in the measurement of lease liabilities	$1,907	$3,340	$5,248
Weighted-average remaining lease term	4.5 years	5.2 years	5.0 years
Weighted-average discount rate	10.31%	10.65%	10.36%
The following table summarizes the Company's future lease payments for non-cancelable Operating lease liabilities at December 31, 2023:

(in thousands)
2024	$1,737
2025	1,265
2026	1,155
2027	1,190
2028	303
Thereafter	—
Total lease payments	5,650
Less: imputed interest	(987)
Total	$4,663

14. Stockholders' Equity and Convertible Preferred Stock
Stockholders' Equity
The Company was authorized to issue up to 2,500,000,000 shares of Class A common stock at December 31, 2023 and 2022, and up to 500,000,000 shares of Class B common stock at December 31, 2023 and 2022. At December 31, 2023 and 2022, there were 401,183,882 and 383,998,718 shares of Class A common stock issued and outstanding, respectively. There were 87,867,732 and 94,394,852 shares of Class B common stock issued and outstanding at December 31, 2023 and 2022, respectively. Class B common stock has 10 votes per share, and Class A common stock has one vote per share. The Company had 7,912,750 and 2,072,752 shares held in treasury at December 31, 2023 and 2022, respectively. These amounts represent shares withheld to cover taxes upon vesting of employee stock-based awards.
At December 31, 2023, the Company was authorized to issue 25,000,000 shares of preferred stock having a par value of $0.0001 per share, and the Company's Board has the authority to determine the rights, preferences, privileges, and restrictions, including voting rights, of those shares. At December 31, 2023, there were no shares of preferred stock issued and outstanding.

15. Variable Interest Entity and Equity Method of Accounting

On February 4, 2022, Character Biosciences, Inc. (f/k/a Clover Therapeutics Company) ("Character Biosciences"), an affiliate of the Company, completed a private capital transaction in which it raised $17.9 million from the issuance of 16,210,602 shares of its preferred stock. Upon completion of the transaction, the Company owned approximately 25.46% of Character Biosciences. As a result, the Company reassessed its interest in Character Biosciences and determined that while Character Biosciences is a VIE, the Company is not considered the primary beneficiary of the VIE because it does not have the power, through voting or similar rights and the license agreements, to direct the activities of Character Biosciences that most significantly impact Character Biosciences' economic performance. On January 23, 2023, Character Biosciences, completed a second private capital transaction in which it raised additional capital from the issuance of additional shares of its preferred stock. Upon completion of this transaction, the Company's ownership percentage in Character Biosciences decreased to 23.92%.
The Company determined that it does have a significant influence over Character Biosciences and, therefore, it began accounting for its common stock investment in Character Biosciences using the equity method on February 4, 2022. The Company derecognized all of Character Biosciences' assets and liabilities from its balance sheet and its noncontrolling interest related to Character Biosciences, and recognized the retained common stock and preferred stock equity interests at fair values of $3.7 million and $4.9 million, respectively, which are included in Equity method investment and Other assets, non-current on the Consolidated Balance Sheets. For the year ended December 31, 2022, the Company recognized a gain on investment of $9.2 million which is included within Loss (gain) on investment on the audited Consolidated Statements of Operations and Comprehensive Loss.
As the Company applies the equity method to account for its common stock interest in Character Biosciences, the initial value of the investment is adjusted periodically to recognize (i) the proportionate share of the investee's net income or losses after the date of investment, (ii) additional contributions made and dividends or distributions received, and (iii) impairment losses resulting from adjustments to net realizable value. The Company eliminates all intercompany transactions in accounting for equity method investments and records the proportionate share of the investee's net income or loss in equity within gain on investment on the audited Consolidated Statements of Operations and Comprehensive Loss.
In accordance with ASC 323, the Company recognized the proportionate share of Character Bioscience's net loss up to the investment carrying amount. As a result the Company recognized a shared loss of $4.7 million for the year ended December 31, 2023.
16. Employee Benefit Plans
Employee Retirement Savings Plan
The Company has a defined contribution retirement savings plan (the "401(k) Plan") covering eligible employees, which includes safe harbor matching contributions based on the amount of employees' contributions to the 401(k) Plan. The Company contributes to the 401(k) Plan annually 100.0% of the first 4.0% compensation that is contributed by the employee up to 4.0% of eligible annual compensation after one year of service. The Company's service contributions to the 401(k) Plan amounted to approximately $1.8 million, $1.6 million, and $1.2 million for the years ended December 31, 2023, 2022, and 2021 respectively, and are included within Salaries and benefits on the audited Consolidated Statements of Operations and Comprehensive Loss. The Company's cash match is invested pursuant to the participant's contribution direction. Employer contributions are immediately 100.0% vested.

Stock-based Compensation

The Company's 2020 Equity Incentive Plan (the "2020 Plan") provides for grants of restricted stocks units ("RSUs"), performance-based restricted stock units ("PRSUs") and stock options to acquire shares of the Company's common stock, to employees, directors, officers, and non-employee consultants of the Company and its affiliates, and the Company's 2020 Management Incentive Plan (the "2020 MIP") provides for grants of RSUs and PRSUs to the Company's Executive Chair and CEO. During the year ended December 31, 2021, the Company approved the 2020 Plan and the 2020 MIP, and the Company's 2014 Equity Incentive Plan (the "2014 Plan") was terminated. When the 2014 Plan was terminated, the outstanding awards previously granted thereunder were assumed by the Company, and no new awards are available for grant under the 2014 Plan. Shares that are expired, terminated, surrendered, or canceled under the 2014 Plan without having been fully exercised are available for awards under the 2020 Plan. On March 9, 2022, the Board adopted the Company's 2022 Inducement Award Plan (the "Inducement Plan" and, collectively with the 2020 Plan, the 2020 MIP, and the 2014 Plan, the "Plans") without stockholder approval in accordance with Nasdaq Listing Rules. Under the Inducement Plan, the Company may grant non-qualified stock options, RSUs, stock appreciation rights, and other stock or cash-based awards to an employee in connection with his or her commencement of employment, or following a bona fide period of non-employment, with the Company or an affiliate.

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
The maximum number of shares of the Company's common stock reserved for issuance over the term of the Plans, shares outstanding under the Plans, and shares remaining under the Plans at December 31, 2023 were as follows:

December 31, 2023	Shares Authorized Under Plans	Shares Outstanding Under Plans	Shares Remaining Under Plans
2014 Plan	54,402,264	24,041,781	N/A
2020 Plan	58,521,709	47,481,258	—
2020 MIP	33,426,983	26,741,587	—
Inducement Plan	11,000,000	5,043,120	2,131,783
The Plans are administered by the Talent and Compensation Committee of the Board (the "Compensation Committee"). Stock options granted under the Plans are subject to the terms and conditions described in the applicable Plan and the applicable stock option grant agreement. The exercise prices, vesting, and other restrictions applicable to the stock options are determined at the discretion of the Compensation Committee, except that the exercise price per share of incentive stock options may not be less than 100.0% of the fair market value of a share of common stock on the date of grant. Stock options awarded under the Plans expire 10 years after the grant date and generally vest over four or five years. The number of stock options granted is determined by dividing the approved grant date dollar value of an option by the Black Scholes option pricing value per share (as further discussed below). RSU awards are subject to the terms and conditions set forth in the Plans and the applicable RSU grant agreement. Vesting and other restrictions applicable to RSU awards are determined at the discretion of the Compensation Committee, but generally vest over one to four years from the date of grant. The number of RSUs granted is determined by dividing the cash value of an RSU award by the average closing price of a share of the Company's Class A common stock over a specified period through the date of grant. The total estimated grant date fair value is amortized over the requisite service period.

The Company recorded stock-based compensation expense for stock options, RSUs, and PRSUs granted under the Plans, and discounts offered in connection with the Company's 2020 Employee Stock Purchase Plan ("ESPP") of $140.9 million, $164.3 million, and $163.7 million during the years ended December 31, 2023, 2022, and 2021 respectively, and such expenses are presented within Salaries and benefits in the accompanying audited Consolidated Statements of Operations and Comprehensive Loss.
Compensation cost presented within Salaries and benefits within the accompanying audited Consolidated Statements of Operations and Comprehensive Loss were as follows:

	Years ended December 31,
	2023	2022	2021
	(in thousands)
Stock options	$3,335	$3,445	$7,998
RSUs	83,790	75,312	65,514
PRSUs	53,611	85,270	89,930
ESPP	195	278	281
Total compensation cost recognized for stock-based compensation plans	$140,931	$164,305	$163,723
At December 31, 2023, there was approximately $436.7 million of unrecognized stock-based compensation expense related to unvested stock options, unvested RSUs, unvested PRSUs, and the ESPP, estimated to be recognized over a period of four years.
Stock Options

The Company did not grant stock options during fiscal years 2023 and 2022. The weighted-average grant date fair value of stock options granted during the year ended December 31, 2021 was $3.36 per share. The assumptions that the Company used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted for the year ended December 31, 2021 were as follows:

Year ended December 31,
2021
Weighted-average risk-free interest rate	1.06%
Expected term (in years)	6.06
Expected volatility	37.74%
Expected dividend yield	—
A summary of option activity under the 2020 Plan during the years ended December 31, 2023, was as follows:

	Number of stock options	Weighted-average exercise price
Outstanding, January 1, 2023	1,364,822	$8.88
Granted	—	—
Exercised	—	—
Forfeited	(411,922)	8.88
Outstanding, December 31, 2023	952,900	$8.88

A summary of stock option activity under the 2014 Plan during the years ended December 31, 2023, was as follows:

	Number of stock options	Weighted-average exercise price
Outstanding, January 1, 2023	25,631,686	$2.35
Granted	—	—
Exercised	(79,189)	0.95
Forfeited	(1,510,744)	2.43
Outstanding, December 31, 2023	24,041,753	$1.45

The aggregate intrinsic value of stock options is calculated as the excess of the fair market value of the closing price of the Company’s Class A common stock at December 31, 2023 (or the last trading date of 2023) over-the exercise price of the stock options.
At December 31, 2023, outstanding stock options, substantially all of which are expected to vest, had an aggregate value of less than $0.1 million, and a weighted-average remaining contractual term of four years. At December 31, 2023, there were 23,319,559 stock options exercisable under the Plans, with an aggregate intrinsic value of less than $0.1 million, a weighted-average exercise price of $2.86 per share, and a weighted-average remaining contractual term of 5.36 years. The total value of stock options exercised during the years ended December 31, 2023, 2022, and 2021 was $0.1 million, $11.3 million, and $39.3 million respectively. Cash received from stock option exercises during the years ended December 31, 2023, 2022, and 2021 was less than $0.1 million, $1.0 million, and $6.1 million respectively.

Restricted Stock Units
A summary of total RSU activity for the year ended December 31, 2023 is presented below:

	Number of RSUs	Weighted-average grant date fair value per share
Outstanding, January 1, 2023	49,617,199	$6.48
Granted during 2023	28,977,160	1.00
Released	(15,054,999)	5.87
Forfeited	(6,610,955)	2.76
Outstanding, December 31, 2023	56,928,405	$4.28
Performance Restricted Stock Units

The Company has granted PRSUs to certain executives and key employees, which become eligible to vest based on achievement of certain Company or individual performance milestones (“Non-Market PRSUs”) and certain Company stock price targets (“Market PRSUs”), each as determined by the Compensation Committee. Market PRSUs will vest if prior to the vesting date the average closing price of one share of the Company's common stock for 90 consecutive days equals or exceeds a specified price. The expense referenced above is mainly attributable to Market PRSUs that vest based on pre-established milestones that primarily consist of the volume-weighted average stock closing price ranging from $20 to $30 for 90 consecutive days. The grant date fair value of the Non-Market PRSUs was based on the closing price of the Company’s Class A common stock and recognized as expense over the requisite performance period under the accelerated attribution method and is adjusted in future periods for the success or failure to achieve the specified performance condition. The grant date fair value of the Market PRSUs was determined using a Monte Carlo simulation model that incorporated multiple valuation assumptions, including the probability of achieving the specified market condition. Expense for Market PRSUs is recognized over the derived service period under the accelerated attribution method and is not adjusted in future periods for the success or failure to achieve the specified market condition.

The assumptions that the Company used in the Monte Carlo model to determine the grant date fair value of Market PRSUs granted for the year ended December 31, 2021, were as follows:

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

At December 31, 2023, the market condition component of these PRSUs has not been met, so the awards have not been earned. This expense represents most of the PRSU expense recognized for the year ended December 31, 2023 related to stock-based compensation plans which is presented within Salaries and benefits in the accompanying audited Consolidated Statements of Operations and Comprehensive Loss. The Company has also determined the requisite service period for the PRSUs with multiple performance conditions to be the longest of the explicit, implicit, or derived service period for each tranche.
A summary of PRSU activity for the year ended December 31, 2023 is presented below:

	Number of PRSUs	Weighted-average grant date fair value per share
Non-vested, January 1, 2023	29,945,235	$8.92
Granted during 2023	3,200,913	0.95
Vested	(958,951)	1.23
Forfeited	(55,665)	5.48
Non-vested at December 31, 2023	32,131,532	$8.36
At December 31, 2023, there was $38.3 million of unrecognized share-based compensation expense related to PRSUs, which is expected to be recognized over a period of approximately four years.
2020 Employee Stock Purchase Plan

On January 6, 2021, the Board adopted and the Company's stockholders approved the ESPP, which permits eligible employees and service providers of either the Company or designated related companies and affiliates to contribute up to 15% of their eligible compensation during defined offering periods to purchase shares of the Company’s Class A common stock at a 15% discount from the fair market value of the common stock as determined on specific dates at specific intervals. Subject to adjustments provided in the ESPP that are discussed below, the maximum number of shares of common stock that may be purchased under the ESPP is 10,152,025 shares, and the maximum number of shares that may be purchased on any single purchase date by any one participant is 5,000 shares. At December 31, 2023, 9,066,694 shares of Class A common stock were available for issuance under the ESPP.

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
The assumptions that the Company used in the Black-Scholes option-pricing model to determine the fair value of the purchase rights under the ESPP for the years ended December 31, 2023, 2022, and 2021 are as follows:

Years ended	2023	2022	2021
Weighted-average risk-free interest rate	5.4%	467.0%	0.1%
Expected term (in years)	0.50	0.49	0.42
Expected volatility	82.3%	78.4%	147.4%

17. Income Taxes
The provision for income taxes consisted of the following for the years ended December 31, 2023, 2022, and 2021, respectively:

Years ended December 31,
	2023	2022	2021
(in thousands)
Current provision	$—	$—	$—
Deferred expense	—	—	—
Provision for income taxes	$—	$—	$—
The provision for income taxes was different from the amount computed using the federal statutory rate of 21% for the years ended December 31, 2023, 2022, and 2021, respectively, due to the following:

	Years ended December 31,
	2023	2022	2021
	(in thousands)
Income tax provision at federal statutory rate (21%)	$(44,806)	$(71,157)	$(123,429)
Hong Kong Rate Differential	(59)	—	—
Interest on convertible securities discount	—	—	2,867
162(m) Limitation	1,488	—	—
Warrant expense	18	(189)	13,905
Meals and entertainment	27	21	26
Stock based compensation	16,408	7,989	(5,665)
Prior year true-up	(221)	(30,646)	—
Other, net	(231)	317	(365)
Valuation allowance	27,376	93,665	112,661
Provision for income taxes	$—	$—	$—
Deferred income tax balances reflect the impact of temporary differences between the tax bases of assets or liabilities and their reported amounts in the consolidated financial statements and are stated at enacted tax rates expected to be in effect when the reported amounts are actually recovered or settled.

Principal components of net deferred tax balances at December 31, 2023 and 2022, respectively, were as follows:

	Years ended December 31,
	2023	2022
	(in thousands)
Deferred income tax assets:
Net operating loss carryforward (NOL)	$320,416	$294,335
Stock based compensation	66,251	56,743
Premium deficiency reserve	—	3,442
Unpaid claim reserve discounting	420	384
Operating lease liability	290	1,231
Fixed assets and intangible assets	1,590	1,589
Accruals	5,175	9,927
Goodwill & Intangible	3,601	—
Other	800	4,692
Total deferred income tax assets	398,543	372,343
Less: valuation allowance	(396,906)	(369,530)
Total deferred income tax assets, net of valuation allowance	1,637	2,813

Deferred income tax liabilities:
Operating lease right-of-use assets	(672)	(845)
Nontaxable gain on deconsolidation of entity	(943)	(1,936)
Other	(22)	(32)
Total deferred income tax liabilities	(1,637)	(2,813)
Net deferred income tax assets	$—	$—
Operating loss and tax credit carryforwards and protective tax deposits
At December 31, 2023 and 2022, the Company had a Federal net operating loss carryforward of $1,525.4 million and $1,401.6 million. Of the $1,525.4 million, Federal net operating loss carryforwards, $295.1 million begin to expire in 2033, and $1,230.3 million may be carried forward indefinitely, with the exception of net operating losses for the insurance companies. Under Internal Revenue Code Section 382, if a corporation undergoes and "ownership change", the corporation's ability to use its pre-change NOL. carryforwards and other pre-change tax attributes to offset its post-change income may be limited. The Company has completed a study through January 7, 2021 and concluded that ownership changes have occurred that may limit their utilization in future periods.
Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. At December 31, 2023 and 2022, the company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company determined that it was not possible to reasonably quantify future taxable income and determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance as of December 31, 2023 and 2022.
The Company does not have deposits admitted under Section 6603 of the Internal Revenue Code.
Impact of tax planning strategies
The Company does not have any tax planning strategies that include the use of reinsurance and there are no deferred tax liabilities not recognized.
The Company files income tax returns in the United States. The U.S. Internal Revenue Service ("IRS") is not currently conducting any income tax audits of the Company's returns. The Company's federal income tax returns filed related to tax years subsequent to 2020 remain subject to examination by the IRS. The Company is not aware of any material adjustments that may be proposed as a result of any ongoing or future examinations and does not have material uncertain tax positions reflected in the Consolidated Balance Sheets.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 (the “IRA”), which contains a number of tax-related provisions, including a 15% corporate alternative minimum tax imposed on certain corporations that meet an income-based test, as well as a 1% nondeductible excise tax on certain stock repurchases. The Company is not subject to the alternative minimum tax in 2023 based on the income-based test and it will continue to evaluate the IRA’s impact as further information becomes available.
18. Net Loss per Share
Net Loss per Share
Basic and diluted net loss per share attributable to Class A common stockholders and Class B common stockholders (collectively, "Common Stockholders") for the years indicated was calculated as follows:

	Years ended December 31,
	2023	2022	2021
	(in thousands, except per share and share amounts)
Net loss	$(213,361)	$(339,567)	$(587,756)
Net loss attributable to Common Stockholders	(213,361)	(339,567)	(587,756)
Basic and diluted weighted average number of common shares and common share equivalents outstanding	482,176,127	476,244,262	412,922,424
Net loss per share attributable to Common Stockholders—basic and diluted	$(0.44)	$(0.71)	$(1.42)

Because the Company had a Net loss during the years ended December 31, 2023, 2022, and 2021 the Company's potentially dilutive securities, which include Options, RSUs, PRSUs, preferred stock, and warrants to purchase shares of common stock and preferred stock, have been excluded from the computation of diluted net loss per share, as the effect would be anti-dilutive. Therefore, during these periods, the diluted common shares outstanding equals the average common shares outstanding. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to Common Stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Years ended December 31,
	2023	2022	2021
Options to purchase common stock	24,994,653	26,996,507	32,879,626
RSUs	56,928,405	49,617,199	21,294,841
PRSUs	32,131,532	29,945,235	27,818,524
Total anti-dilutive shares excluded from computation of net loss per share	114,054,590	106,558,941	81,992,991
19. Commitments and Contingencies
Legal Actions
Various lawsuits against the Company may arise in the ordinary course of the Company's business. Contingent liabilities arising from ordinary course litigation, income taxes and other matters are not expected to be material in relation to the financial position of the Company. At December 31, 2023, and December 31, 2022, respectively, there were no material known contingent liabilities arising outside the normal course of business other than as set forth below. In accordance with ASC No. 450-20, “Loss Contingencies”, we will record accruals for loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

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
On June 21, 2023, the plaintiffs in the derivative lawsuits, on the one hand, and the Company, on the other hand, entered into a binding memorandum of understanding providing for the settlement of the derivative actions. On February 5, 2024, the parties executed a stipulation of settlement which, subject to final court approval, will provide the defendants in the derivative lawsuits with customary releases and will require the Company to implement a suite of corporate governance enhancements. The settlement does not involve any monetary payment, other than payment of an award of fees and expenses to plaintiffs’ counsel in the amount of $2,500,000, which amount is subject to court approval.

20. Non-Insurance
In April 2021, the Company began participating in the Global and Professional Direct Contracting of the Centers for Medicare & Medicaid Services ("CMS"), which utilizes a structured model intended to reduce expenditures and preserve or enhance quality of care for people with Medicare fee-for-service ("FFS"). CMS rebranded the DC Model and renamed the model the ACO Realizing Equity, Access, and Community Health (REACH) Model ("ACO REACH Model") effective January 1, 2023. As a participating entity in the DC Model, referred to as the ACO REACH Model at January 1, 2023, with a global risk arrangement, the Company assumes the responsibility of guaranteeing the performance of its care network. The ACO REACH Model is intended to reduce administrative burden and support a focus on complex, chronically ill patients. On December 1, 2023, the Company notified CMS that it will no longer participate as a REACH ACO in connection with the 2024 performance year. The Company’s exit from the ACO REACH Program was made after the Company determined that it is in the Company's best interest to fully exit the ACO REACH Program, and follows its November 2022 announcement of a strategic reduction in the number of ACO REACH participating physicians in 2023. The Company's operations in connection with the ACO REACH Model is included in the Non-Insurance operating segment. See Note 21 (Operating Segments) for additional information.

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
The tables below include the financial statement impacts of the performance guarantee:

	December 31,
	2023	2022
	(in thousands)
Non-Insurance performance year obligation (1)	15,568	73,844
(1) This obligation represents the consideration due to providers, net of the shared savings or loss for the period and amortization of the liability.

	Years ended December 31,
	2023	2022
	(in thousands)
Amortization of the Non-Insurance performance year receivable	$(751,362)	$(2,385,116)
Amortization of the Non-Insurance performance year obligation	751,362	2,385,116

Non-Insurance revenue	773,177	2,380,135

21. Operating Segments
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

•Non-Insurance Segment includes the Company's operations relating to CMS' ACO REACH Model, which provides options aimed at reducing expenditures and preserving or enhancing quality of care for beneficiaries. On December 1, 2023, the Company notified CMS that it will no longer participate as a REACH ACO in connection with the 2024 performance year. The Company’s exit from the ACO REACH Program was made after the Company determined that it is in the Company's best interest to fully exit the ACO REACH Program, and follows its November 2022 announcement of a strategic reduction in the number of ACO REACH participating physicians in 2023.
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
The table below summarizes the Company's results by operating segment:

	Insurance	Non-Insurance	Corporate/Other	Eliminations	Consolidated Total
Year ended December 31, 2023	(in thousands)
Premiums earned, net (net of ceded premiums of $444)	1,235,769	—	—	—	1,235,769
Non-Insurance revenue	—	773,177	—	—	773,177
Other income	10,336	5,267	59,569	(50,398)	24,774
Intersegment revenues	—	—	155,089	(155,089)	—
Net medical claims incurred	1,003,683	771,798	17,432	(16,525)	1,776,388
Gross profit (loss)	242,422	6,646	197,226	(188,962)	257,332

Total assets	401,812	71,878	873,971	(776,990)	570,671

	Insurance	Non-Insurance	Corporate/Other	Eliminations	Consolidated Total
Year ended December 31, 2022	(in thousands)
Premiums earned, net (net of ceded premiums of $470)	1,084,869	—	—	—	1,084,869
Non-Insurance revenue	—	2,380,135	—	—	2,380,135
Other income	2,577	1,311	74,610	(66,815)	11,683
Intersegment revenues	—	—	108,249	(108,249)	—
Net medical claims incurred	996,410	2,460,879	9,042	(12,379)	3,453,952
Gross profit (loss)	91,036	(79,433)	173,817	(162,685)	22,735

Total assets	354,748	156,754	957,483	(660,365)	808,620
A reconciliation of the reportable segments' gross profit to the Net loss included in the audited Consolidated Statements of Operations and Comprehensive Loss is as follows:

	Year ended December 31,
	2023	2022
	(in thousands)
Gross profit	$257,332	$22,735

Salaries and benefits	257,157	278,725
General and administrative expenses	187,571	207,917
Impairment of goodwill and other intangible assets	15,945	—
Premium deficiency reserve benefit	(7,239)	(93,517)
Depreciation and amortization	2,509	1,187
Restructuring costs	9,931	—
Other expense	—	70
Change in fair value of warrants	86	(900)
Interest expense	7	1,333
Amortization of notes and securities discounts	—	30
Loss (gain) on investment	4,726	(9,217)
Gain on debt extinguishment on note payable	—	(23,326)
Net loss	$(213,361)	$(339,567)
22. Dividend Restrictions
The Company's regulated insurance subsidiaries are subject to regulations and standards in their respective jurisdictions. These standards, among other things, require these subsidiaries to maintain specified levels of statutory capital and limit the timing and amount of dividends and other distributions that may be paid to their parent companies. Therefore, the Company's regulated insurance subsidiaries' ability to declare and pay dividends is limited by state regulations including obtaining prior approval by the New Jersey Department of Banking and Insurance. At December 31, 2023 and December 31, 2022, neither of the regulated insurance subsidiaries had been authorized nor paid any dividends.

23. Restructuring Costs
On April 17, 2023, the Company announced it would implement certain business transformation initiatives, including an agreement to move its core plan operations to UST HealthProof’s (“UST HealthProof”) integrated technology platform and additional corporate restructuring actions. The agreement with UST HealthProof includes the transition of certain of the Company’s plan operation functions in support of its Medicare Advantage members pursuant to a master services agreement. In addition to the arrangement with UST HealthProof, in April 2023 the Company conducted a reduction in force to better align its Selling, General, and Administrative cost structure with its revenue base. This restructuring resulted in the elimination of approximately 10% of the Company's workforce. The Company incurred costs related to these business transformation initiatives, which consisted of employee termination benefits, vendor related costs, and other costs, which are accounted for as exit and disposal costs and recorded pursuant to ASC 420, Exit or Disposal Cost Obligations. For those costs determined to be one-time termination benefits the Company established a liability for the restructuring related expenses when the plan was established, the remaining costs will be expensed as incurred.
On December 1, 2023, the Company notified CMS that it will no longer participate as a REACH ACO in connection with the 2024 performance year. The Company’s exit from the ACO REACH Program was made after the Company determined that it is in its best interest to fully exit the ACO REACH Program, and follows the Company's November 2022 announcement of a strategic reduction in the number of ACO REACH participating physicians in 2023. The Company incurred costs related to not continuing with the program, which consisted of employee termination benefits and are accounted for as exit and disposal costs and recorded pursuant to ASC 420, Exit or Disposal Cost Obligations. For those costs determined to be one-time termination benefits the Company established a liability for the restructuring related expenses when the plan was established, the remaining costs will be expensed as incurred.
The Restructuring costs are presented in the Company's audited Consolidated Statements of Operations and Comprehensive Loss, which were as follows:

Year ended December 31,
2023
(in thousands)
Employee termination benefits	$4,905
Vendor related costs	4,939
Other	87
Total Restructuring costs	$9,931
UST HealthProof Transition
As of December 31, 2023, the liability for employee termination benefits was recorded in Accrued salaries and benefits and the liability for vendor related costs and other expenses were recorded in Accounts payable and accrued expenses in the Consolidated Balance Sheets. The liability recorded reflects the Company's best estimate, which may be revised in subsequent periods as the restructuring progresses. The restructuring costs are recorded within the Corporate/Other operating segment. In addition, the Company incurred costs related to software impairment. These costs are recognized within Depreciation and amortization in the audited Consolidated Statements of Operations and Comprehensive Loss, and total $0.1 million for the year ended December 31, 2023.

	Employee Termination Benefits	Vendor related costs	Other	Total
	(in thousands)
Liability as of December 31, 2022	$—	$—	$—	$—
Charges	4,795	4,939	87	9,821
Cash payments	(3,014)	(1,549)	(87)	(4,650)
Liability as of December 31, 2023	$1,781	$3,390	$—	$5,171
Total cumulative costs incurred as of December 31, 2023	$4,795	$4,939	$87	$9,821

ACO REACH
As of December 31, 2023, the liability for employee termination benefits was recorded in Accrued salaries and benefits in the Consolidated Balance Sheets. The liability recorded reflects the Company's best estimate, which may be revised in subsequent periods as the restructuring progresses. The restructuring costs are recorded within the Non-Insurance segment. In addition, the Company incurred costs related to software impairment. These costs are recognized within Depreciation and amortization in the audited Consolidated Statement of Operations and Comprehensive Loss, and total $0.1 million for the year ended December 31, 2023.

Employee Termination Benefits
(in thousands)
Liability as of December 31, 2022	$—
Charges	110
Cash payments	—
Liability as of December 31, 2023	$110
Total cumulative costs incurred as of December 31, 2023	$110

24. Statutory Equity

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

The regulated insurance subsidiaries are subject to certain Risk-Based Capital ("RBC") requirements specified by the National Association of Insurance Commissioners ("NAIC"). Under those requirements, the amount of capital and surplus maintained by the Company's regulated insurance subsidiaries is to be determined based on various risk factors, such as (a) asset quality, (b) asset and liability matching, (c) loss reserve adequacy, and other business factors. Regulatory compliance is determined by a ratio of the Company's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Generally, a ratio in excess of the regulatory threshold requires no corrective actions by the Company or regulators. At December 31, 2023 and 2022, the regulated insurance subsidiaries' capital and surplus of $187.4 million and $141.4 million, respectively, exceeded the minimum RBC requirements of approximately $113.7 million and $120.6 million, respectively.
25. Regulatory Matters
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

26. Subsequent Events
2022 Financial Guarantee
On January 5, 2024, CMS notified the Company that its performance year 2022 financial guarantees were officially released and canceled. As a result, $53.6 million previously recognized as restricted cash within Surety bonds and deposits was recognized as unrestricted cash.

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED BALANCE SHEETS (PARENT COMPANY)
(Dollars in thousands, except share amounts)

Schedule I

	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$48,312	$69,718
Short-term investments	454	31,725
Investment securities, available-for sale	23,564	117,834
Investment securities, held-to-maturity	146	—
Other assets, current	247	5,704
Total current assets	72,723	224,981
Intercompany interest receivable	4,958	4,958
Intercompany note receivable	40,000	40,000
Investment securities, available-for-sale	1,507	18,708
Investments in consolidated subsidiaries	197,012	115,571
Total assets	$316,200	$404,218
Liabilities, Convertible Preferred Stock, and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$683	$865
Accrued salaries and benefits	6,598	6,576
Total current liabilities	7,281	7,441
Intercompany payable	22,165	39,530
Notes payable, net of discount and deferred issuance costs	360	360
Total liabilities	29,806	47,331
Stockholders' equity
Class A Common Stock, $0.0001 par value; 2,500,000,000 shares authorized at December 31, 2023 and 2022; 401,183,882 and 383,998,718 issued and outstanding at December 31, 2023 and 2022, respectively	40	37
Class B Common Stock, $0.0001 par value; 500,000,000 shares authorized at December 31, 2023 and 2022; 87,867,732 and 94,394,852 issued and outstanding at December 31, 2023 and 2022, respectively (1)	9	9
Additional paid-in capital	2,461,238	2,319,157
Accumulated other comprehensive loss	(2,370)	(9,374)
Accumulated deficit	(2,159,794)	(1,946,433)
Less: Treasury stock, at cost; 7,912,750 and 2,072,752 shares held at December 31, 2023 and 2022, respectively	(12,729)	(6,509)
Total stockholders' equity	286,394	356,887
Total liabilities, convertible preferred stock, and stockholders' equity	$316,200	$404,218

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED STATEMENTS OF OPERATIONS (PARENT COMPANY)
(Dollars in thousands, except share amounts)

	Years ended December 31,
	2023	2022	2021
Revenues:
Other income	$8,413	$5,898	$3,938
Total revenues	8,413	5,898	3,938

Operating expenses:
General and administrative expenses	78	784	187
Total operating expenses	78	784	187
Income (loss) from operations	8,335	5,114	3,751

Change in fair value of warrants	—	—	(66,146)
Interest (income) expense	—	—	1,593
Amortization of notes and securities discount	—	—	13,681
Loss (gain) on equity investment	4,726	(5,314)	—
Gain on extinguishment of note payable	—	(23,326)	—
Equity in net losses of consolidated subsidiaries	216,970	373,321	648,580
Net loss	$(213,361)	$(339,567)	$(593,957)

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY)
(Dollars in thousands, except share amounts)

	Years ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(213,361)	$(339,567)	$(593,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of notes and securities discount and debt issuance costs	—	—	13,681
Intercompany stock-based compensation expense	140,931	164,305	163,470
Change in fair value of warrants and amortization of warrants	—	—	(66,146)
Gain on extinguishment of note payable	—	(23,326)	—
Accretion, net of amortization	(1,614)	(1,648)	(163)
Net realized losses on investment securities	4,321	(6,613)	(53)
Changes in operating assets and liabilities:
Other assets	5,464	(6,339)	165
Accounts payable and accrued expenses	(182)	(334)	(4,092)
Intercompany accrued salaries and benefits	22	4,936	1,411
Intercompany payable	(17,365)	(36,681)	48,960
Net cash used in operating activities	(81,784)	(245,267)	(436,724)
Cash flows from investing activities:
Purchases of short-term investments and available-for-sale securities	(57,294)	(250,030)	(689,582)
Proceeds from sales of short-term investments and available-for-sale securities	30,563	3,829	89,997
Proceeds from maturities of short-term investments available-for-sale securities	173,620	391,643	285,000
Investments in consolidated subsidiaries	(81,441)	58,611	(63,622)
Net cash provided by (used in) investing activities	65,448	204,053	(378,207)
Cash flows from financing activities:
Payment of notes payable principal	—	—	(30,925)
Issuance of common stock, net of early exercise liability	1,150	1,400	6,144
Proceeds from reverse recapitalization, net of transaction costs	—	—	666,241
Proceeds received for the exercise of Public and Private Warrants	—	—	390
Issuance of common stock, net of stock issuance costs	—	—	283,775
Payment for the redemptions of Public Warrants	—	—	(85)
Purchase of Treasury stock	(6,220)	(6,362)	(147)
Net cash (used in) provided by financing activities	(5,070)	(4,962)	925,393
Net (decrease) increase in Cash and cash equivalents	(21,406)	(46,176)	110,462
Cash and cash equivalents, beginning of year	69,718	115,894	5,432
Cash and cash equivalents, end of year	$48,312	$69,718	$115,894
Supplemental cash flow disclosures
Cash paid during the period for interest	—	—	1,677
Supplemental disclosure of non-cash investing and financing activities
Conversion of preferred stock to common stock	—	—	447,747
Issuance of common stock related to convertible debt	—	—	16,059
Capital contribution for extinguishment of debt	—	—	126,795
Activities from Seek Dissolution	—	735	—
Issuance of common stock related to warrants exercised	—	—	97,782
Acquisition of public and private warrants	—	—	147,582
Issuance of common stock related to the exercise of Public and Private Warrants	—	—	81,283

CLOVER HEALTH INVESTMENTS, CORP.
Notes to Condensed Financial Statements (Parent Company)

1. Organization and Operations

Clover Health Investments, Corp. (the "Company") is a holding company incorporated on July 17, 2014, in the state of Delaware.

2. Summary of Significant Accounting Policies

The accompanying Financial Statements have been prepared using the equity method. Under the equity method, the investment in consolidated subsidiaries is stated at cost plus equity in undistributed earnings of consolidated subsidiaries since the date of acquisition. These Financial Statements should be read in conjunction with the Company's consolidated financial statements.

Use of estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Those estimates are inherently subject to change, and actual results may ultimately differ from those estimates.

3. Insurance Subsidiaries

Investments in consolidated subsidiaries include regulated insurance subsidiaries and unregulated subsidiaries. The Company holds $83.2 million and $249.7 million of cash, cash equivalents, and investment securities at the parent and unregulated subsidiaries at December 31, 2023 and 2022, respectively. The Company holds $280.5 million and $224.8 million of cash, cash equivalents, and investment securities in regulated insurance subsidiaries at December 31, 2023 and 2022, respectively.

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

Schedule II
CLOVER HEALTH INVESTMENTS, CORP.
VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charge to other accounts	(Deductions)	Balance at end of period
	(in thousands)
Year ended December 31, 2022
Valuation allowance for deferred tax assets	$275,865	$93,665	$—	$—	$369,530
Year ended December 31, 2023
Valuation allowance for deferred tax assets	369,530	27,376	—	—	396,906

The accompanying notes are an integral part of these financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized, and reported within the time period specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our "Certifying Officers"), the effectiveness of our disclosure controls and procedures at December 31, 2023, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Certifying Officers concluded that, at December 31, 2023, our disclosure controls and procedures were effective at achieving their intended objective.
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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during the fourth quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management's report on internal control over financial reporting is set forth below and should be read with these limitations in mind.

Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on management's assessment and the criteria set forth by COSO, our management determined that our internal control over financial reporting was effective at December 31, 2023.

The effectiveness of our internal control over financial reporting at December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm (PCAOBID: 42), as stated in their report that appears below.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Clover Health Investments, Corp.

Opinion on Internal Control Over Financial Reporting

We have audited Clover Health Investments, Corp.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Clover Health Investments, Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in convertible preferred stock and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the financial statement schedules listed in the Index at Item 15 and our report dated March 14, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
New York, New York
March 14, 2024

Item 9B. Other Information.
During the year ended December 31, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 is incorporated herein by reference to the Company's definitive proxy statement for the 2024 Annual Meeting of Stockholders, to be filed by the Company with the SEC pursuant to Regulation 14A within 120 days after the year ended December 31, 2023 ("the 2024 Proxy Statement").
Item 11. Executive Compensation.
The information required by this Item 11 is incorporated herein by reference to our 2024 Proxy Statement, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated herein by reference to our 2024 Proxy Statement, and it is incorporated herein by reference.
Item 13. Certain Relationships and Related Person Transactions, and Director Independence.
The information required by this Item 13 is incorporated herein by reference to our 2024 Proxy Statement, and it is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this Item 14 is incorporated herein by reference to our 2024 Proxy Statement, and it is incorporated herein by reference.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) The Financial Statements, Financial Statement Schedules, and exhibits set forth below are filed as part of this Form 10-K.

(1) Financial Statements-The response to this portion of Item 15 is submitted as Item 8 of Part II of this Form 10-K.

(2) Financial Statement Schedules-The response to this portion of Item 15 is submitted as Item 8 of Part II of this Form 10-K.

(3) A list of exhibits to this Form 10-K is set forth below:

			Incorporated by reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing date	Filed or furnished herewith
2.1*	Agreement and Plan of Merger, dated as of October 5, 2020, by and among the Registrant, Asclepius Merger Sub Inc. and Clover Health Investments, Corp.	8-K	001-39252	2.1	10/6/2020
2.1(a)	Amendment to the Agreement and Plan of Merger, dated as of December 8, 2020	8-K	001-39252	2.1	12/10/2020
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39252	3.1	1/12/2021
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-39252	3.2	1/12/2021
4.1	Specimen Class A Common Stock Certificate of the Registrant	S-4/A	333-249558	4.5	11/20/2020
4.2	Specimen Class B Common Stock Certificate of the Registrant	S-4/A	333-249558	4.6	11/20/2020
4.3	Description of Securities	10-K	001-39252	4.3	02/28/2022
10.1*	Form of Indemnification Agreement	8-K	001-39252	10.2	1/12/2021
10.2*	Amended and Restated 2014 Equity Incentive Plan, and forms of agreement thereunder	S-4	333-249558	10.15	10/20/2020
10.3*	2020 Equity Incentive Plan and forms of agreement thereunder	8-K	001-39252	10.4	1/12/2021
10.4*	2020 Employee Stock Purchase Plan	8-K	001-39252	10.5	1/12/2021
10.5*	Management Incentive Plan	8-K	001-39252	10.6	1/12/2021
10.6*	Executive Incentive Bonus Plan	8-K	001-39252	10.7	1/12/2021
10.7*	Employment Agreement, effective as of December 31, 2021, between the Registrant and Jamie L. Reynoso	10-K	001-39252	10.12	02/28/2022
10.8*	Employment Agreement, effective as of March 14, 2022, between the Registrant and Joseph Martin	10-Q	001-39252	10.1	05/09/2022
10.9*	Employment Agreement, dated as of May 11, 2022, between the Registrant and Scott J. Leffler	10-Q	001-39252	10.1	08/08/2022
10.10*	Employment Agreement, effective as of May 9, 2022, between the Registrant and Aric Sharp	10-Q	001-39252	10.2	08/08/2022
10.11*	Employment Agreement, dated as of July 18, 2022, between the Registrant and Brady Priest	10-K	001-39252	10.14	03/01/2023
10.12*	Employment Agreement, dated as of August 8, 2022, between the Registrant and Andrew Toy	10-Q	001-39252	10.1	11/07/2022
10.13*	Amended and Restated Director Compensation Policy	10-Q	001-39252	10.2	11/07/2022
10.14*	Board Observer Agreement, dated as of March 16, 2023, between the Registrant and Zach Weinberg.	8-K	001-39525	10.1	03/17/2023
10.15*	Employment Agreement, dated as of February 24, 2022, between the Registrant and Conrad Wai	10-Q	001-39252	10.2	05/09/2023

10.16*	Employment Agreement, dated as of March 8, 2024, between the Registrant and Karen Soares.	X
10.17*	Agreement for the Provision of Interim Management Service, dated as of December 22, 2023 between the Registrant and AP Services, LLC.	X
21.1	List of Subsidiaries	X
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1	Clover Health Investments, Corp. Clawback Policy	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

Clover Health Investments, Corp.
Date: March 14, 2024	By:	/s/ Andrew Toy
Andrew Toy
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew Toy	Chief Executive Officer (Principal Executive Officer) and Director	Date: March 14, 2024
Andrew Toy

/s/ Terrence Ronan	Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Date: March 14, 2024
Terrence Ronan

/s/ Vivek Garipalli	Director and Executive Chair	Date: March 14, 2024
Vivek Garipalli

/s/ Chelsea Clinton	Director	Date: March 14, 2024
Chelsea Clinton

/s/ Demetrios L. Kouzoukas	Director	Date: March 14, 2024
Demetrios L. Kouzoukas

/s/ Lee A. Shapiro	Director	Date: March 14, 2024
Lee A. Shapiro

/s/ William G. Robinson, Jr.	Director	Date: March 14, 2024
William G. Robinson, Jr.

/s/ Carladenise A. Edwards	Director	Date: March 14, 2024
Carladenise A. Edwards

/s/ Anna U. Loengard	Director	Date: March 14, 2024
Anna U. Loengard