Form 10-Q
period 2024-03-31
CLOVER HEALTH INVESTMENTS, CORP. /DE
filed 2024-05-07
CIK 1801170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

At April 29, 2024, the registrant had 406,788,098 shares of Class A Common Stock, $0.0001 par value per share, and 89,649,365 shares of Class B Common Stock, $0.0001 par value per share, issued and outstanding.

		Page
PART I.	FINANCIAL INFORMATION	5

Item 1.	Financial Statements (Unaudited)	5
	Condensed Consolidated Balance Sheets at March 31, 2024 (Unaudited), and December 31, 2023	5
	Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the three months ended March 31, 2024 and 2023	7
	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders' Equity (Deficit) (Unaudited) for the three months ended March 31, 2024 and 2023	8
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2024 and 2023	9
	Notes to Unaudited Condensed Consolidated Financial Statements	10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	40

PART II.	OTHER INFORMATION	41

Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	43

Signatures		44

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
•our expectations regarding the development and management of our Insurance business;
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
•our expectations regarding costs and expenses associated with our exit from the ACO Reach Program;
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
•fluctuations in the price of our Class A common stock and our ability to comply with Nasdaq's listing requirements;
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

As a result of a number of known and unknown risks and uncertainties, including without limitation, the important factors described in our reports filed with the SEC, including the discussion under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements.

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

Part I
Item 1. Financial Statements and Supplementary Data
CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	March 31, 2024 (Unaudited)	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$208,255	$116,407
Short-term investments	9,120	12,218
Investment securities, available-for-sale (Amortized cost: 2024: $119,528; 2023: $101,412)	118,056	100,702
Investment securities, held-to-maturity (Fair value: 2024: $6,853; 2023: $6,778)	6,923	6,902
Accrued retrospective premiums	70,607	22,076
Other receivables	22,533	16,666
Healthcare receivables	83,867	64,164
Surety bonds and deposits	740	542
Prepaid expenses	16,761	14,418
Other assets, current	4,949	1,404
Assets related to discontinued operations (Note 17)	10,926	72,471
Total current assets	552,737	427,970

Investment securities, available-for-sale (Amortized cost: 2024: $98,221; 2023: $121,868)	97,133	120,208
Investment securities, held-to-maturity (Fair value: 2024: $693; 2023: $692)	792	793
Property and equipment, net	5,209	5,082
Operating lease right-of-use assets	3,124	3,382
Other intangible assets	2,990	2,990
Other assets, non-current	9,785	10,246
Total assets	$671,770	$570,671

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	March 31, 2024 (Unaudited)	December 31, 2023
Liabilities and Stockholders' Equity
Current liabilities
Unpaid claims	$238,602	$135,737
Due to related parties, net	881	1,363
Accounts payable and accrued expenses	35,408	37,184
Accrued salaries and benefits	28,327	20,951
Deferred revenue	—	3,099
Operating lease liabilities	1,623	1,665
Other liabilities, current	926	1,017
Liabilities related to discontinued operations (Note 17)	50,622	60,099
Total current liabilities	356,389	261,115

Long-term operating lease liabilities	2,717	2,998
Other liabilities, non-current	20,190	20,164
Total liabilities	379,296	284,277
Commitments and Contingencies (Note 13)
Stockholders' equity
Class A Common Stock, $0.0001 par value; 2,500,000,000 shares authorized at March 31, 2024 and December 31, 2023; 406,155,332 and 401,183,882 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	41	40
Class B Common Stock, $0.0001 par value; 500,000,000 shares authorized at March 31, 2024 and December 31, 2023; 89,649,365 and 87,867,732 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	9	9
Additional paid-in capital	2,490,036	2,461,238
Accumulated other comprehensive loss	(2,560)	(2,370)
Accumulated deficit	(2,178,964)	(2,159,794)
Less: Treasury stock, at cost; 11,613,745 and 7,912,750 shares held at March 31, 2024 and December 31, 2023, respectively	(16,088)	(12,729)
Total stockholders' equity	292,474	286,394
Total liabilities and stockholders' equity	$671,770	$570,671

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
(Dollars in thousands, except per share and share amounts)

	Three Months Ended March 31,
	2024	2023
Revenues:
Premiums earned, net (Net of ceded premiums of $101 and $122 for the three months ended March 31, 2024 and 2023, respectively)	$341,722	$317,086
Other income	5,200	4,906
Total revenues	346,922	321,992

Operating expenses:
Net medical claims incurred	265,162	274,789
Salaries and benefits	59,223	68,981
General and administrative expenses	44,569	57,644
Premium deficiency reserve benefit	—	(1,810)
Depreciation and amortization	318	279
Restructuring costs	353	1,807
Total operating expenses	369,625	401,690
Loss from continuing operations	(22,703)	(79,698)

Loss on investment	467	—
Net loss from continuing operations	(23,170)	(79,698)
Net income from discontinued operations (Note 17)	4,000	7,092
Net loss	$(19,170)	$(72,606)

Per share data:
Continuing Operations:
Basic and diluted weighted average number of Class A and Class B common shares and common share equivalents outstanding	486,374,644	478,805,067
Basic and diluted net loss per share	$(0.05)	$(0.17)

Discontinued operations:
Basic weighted average number of Class A and Class B common shares and common share equivalents outstanding	486,374,644	478,805,067
Diluted weighted average number of Class A and Class B common shares and common share equivalents outstanding	567,451,166	566,629,082
Basic earnings per share	$0.01	$0.01
Diluted earnings per share	$0.01	$0.01

Net unrealized (loss) gain on available-for-sale investments	(190)	2,343
Comprehensive loss	$(19,360)	$(70,263)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2022	383,998,718	$37	94,394,852	$9	2,072,752	$(6,509)	$2,319,157	$(1,955,582)	$(9,374)	$347,738
Change in accounting policy	—	—	—	—	—	—	—	9,149	—	9,149
Adjusted balance, beginning of period	383,998,718	$37	94,394,852	$9	2,072,752	$(6,509)	$2,319,157	$(1,946,433)	$(9,374)	$356,887
Stock issuance for exercise of stock options, net of early exercise liability	1,240	—	—	—	—	—	848	—	—	848
Stock-based compensation	—	—	—	—	—	—	38,617	—	—	38,617
Vested restricted stock units	5,390,973	—	1,773,104	—	—	—	—	—	—	—
Unrealized holdings gain on investment securities, available for sale	—	—	—	—	—	—	—	—	2,343	2,343
Conversion from Class B Common Stock to Class A Common Stock	7,672,463	—	(7,672,463)	—	—	—	—	—	—	—
Treasury stock acquired	(2,933,721)	—	—	—	2,933,721	(2,982)	—	—	—	(2,982)
Net loss	—	—	—	—	—	—	—	(72,606)	—	(72,606)
Balance, March 31, 2023	394,129,673	$37	88,495,493	$9	5,006,473	$(9,491)	$2,358,622	$(2,019,039)	$(7,031)	$323,107

Balance, December 31, 2023	401,183,882	$40	87,867,732	$9	7,912,750	$(12,729)	$2,461,238	$(2,159,794)	$(2,370)	$286,394
Stock issuance for exercise of stock options, net of early exercise liability	83	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	28,798	—	—	28,798
Vested restricted stock units	8,672,362	1	1,781,633	—	—	—	—	—	—	1
Unrealized holdings gain on investment securities, available for sale	—	—	—	—	—	—	—	—	(190)	(190)
Conversion from Class B Common Stock to Class A Common Stock	—	—	—	—	—	—	—	—	—	—
Treasury stock acquired	(3,700,995)	—	—	—	3,700,995	(3,359)	—	—	—	(3,359)
Issuance of Common Stock under Employee Stock Purchase Plan	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(19,170)	—	(19,170)
Balance, March 31, 2024	406,155,332	$41	89,649,365	$9	11,613,745	$(16,088)	$2,490,036	$(2,178,964)	$(2,560)	$292,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(19,170)	$(72,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	318	279
Stock-based compensation expense	28,798	38,617
Accretion, net of amortization	(671)	(3,254)
Accrued interest earned	(153)	(12)
Net unrealized (losses) gains on investment securities	(190)	2,343
Gain on investment	467	—
Premium deficiency reserve	—	(1,810)
Changes in operating assets and liabilities:
Accrued retrospective premiums	(48,531)	(49,798)
Other receivables	(5,867)	(695)
Surety bonds and deposits	(198)	—
Prepaid expenses	(2,343)	1,248
Other assets	(3,557)	3,391
Healthcare receivables	(19,703)	13,664
Operating lease right-of-use assets	258	(84)
Unpaid claims	102,383	1,122
Accounts payable and accrued expenses	(1,776)	15,007
Accrued salaries and benefits	7,376	6,344
Deferred revenue	(3,099)	107,563
Other liabilities	(65)	694
Operating lease liabilities	(323)	(90)
Discontinued operations (Note 17)	(8,019)	17,109
Net cash provided by operating activities	25,935	79,032
Cash flows from investing activities:
Purchases of short-term investments, available-for-sale, and held-to-maturity securities	(24,105)	(67,893)
Proceeds from sales of short-term investments and available-for-sale securities	—	15,001
Proceeds from maturities of short-term investments, available-for-sale, and held-to-maturity securities	33,735	63,324
Purchases of property and equipment	(445)	(251)
Net cash provided by investing activities	9,185	10,181
Cash flows from financing activities:
Issuance of common stock, net of early exercise liability	—	848
Treasury stock acquired	(3,359)	(2,982)
Net cash used in financing activities	(3,359)	(2,134)
Net increase in cash, cash equivalents, and restricted cash for discontinued and continuing operations	31,761	87,079
Cash, cash equivalents, and restricted cash, beginning of period for discontinued and continuing operations	176,494	186,213
Cash, cash equivalents, and restricted cash, end of period for discontinued and continuing operations	$208,255	$273,292

Reconciliation of cash and cash equivalents and restricted cash for discontinued and continuing operations
Cash and cash equivalents	$208,255	$190,562
Restricted cash	—	82,730
Total cash, cash equivalents, and restricted cash for discontinued and continuing operations	$208,255	$273,292
Supplemental disclosure of non-cash activities
Performance year receivable	$—	$(552,620)
Performance year obligation	—	552,620
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

Clover aims to provide affordable, high-quality Medicare Advantage plans, including Preferred Provider Organization ("PPO") and Health Maintenance Organization ("HMO") plans, through its regulated insurance subsidiaries. The Company's regulated insurance subsidiaries consist of Clover Insurance Company and Clover HMO of New Jersey Inc., which operate the Company's PPO and HMO health plans, respectively. On April 1, 2021, the Company's subsidiary, Clover Health Partners, LLC ("Health Partners"), began participating as a Direct Contracting Entity ("DCE") in the Global and Professional Direct Contracting Model ("DC Model") of the Centers for Medicare and Medicaid Services ("CMS"), an agency of the United States Department of Health and Human Services, through which the Company had previously provided care to aligned Medicare fee-for-service ("FFS") beneficiaries (the "Non-Insurance Beneficiaries") through our prior participation in ACO REACH Program, as defined herein. CMS redesigned the DC Model and renamed it the Accountable Care Organization ("ACO") Realizing Equity, Access, and Community Health ("REACH") ("ACO REACH") Model effective January 1, 2023. On December 1, 2023, the Company notified CMS that it will no longer participate as a REACH ACO in the CMS ACO Reach Program, effective as of the end of the 2023 performance year. The Company’s exit from the ACO REACH Program follows its November 2022 announcement of a strategic reduction in the number of ACO REACH participating physicians in 2023, and was made after the Company determined that it is in the Company's best interest to fully exit the ACO REACH Program starting with the 2024 performance year. The activity recognized during 2024 relates to prior performance years with CMS and are presented within discontinued operations for all periods presented within the condensed consolidated financial statements. See Note 17 for further discussion of discontinued operations. Medical Service Professionals of NJ, LLC, houses Clover's employed physicians and the related support staff for Clover's in-home care program. Clover's administrative functions and insurance operations are primarily operated by its Clover Health, LLC and Clover Health Labs, LLC subsidiaries.
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
For additional information, see Note 1 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Form 10-K").
2. Summary of Significant Accounting Policies
Basis of presentation
The Company's unaudited condensed consolidated financial statements have been prepared in conformity with GAAP and include the accounts of the Company and its wholly-owned subsidiaries. In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments, necessary for a fair presentation of its financial condition and its results of operations for the periods presented. All material intercompany balances and transactions have been eliminated in consolidating these financial statements. Investments over which we exercise significant influence, but do not control, are accounted for using the applicable accounting treatment based on the nature of the investment. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in the 2023 Form 10-K.
Use of estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that impact the amounts reported in the unaudited condensed consolidated financial statements and the accompanying notes.

The areas involving the most significant use of estimates are the amounts of incurred but not reported claims. Many factors can cause actual outcomes to deviate from these assumptions and estimates, such as changes in economic conditions, changes in government healthcare policy, advances in medical technology, changes in treatment patterns, and changes in average lifespan. Accordingly, the Company cannot determine with precision the ultimate amounts that it will pay for, or the timing of payment of actual claims, or whether the assets supporting the liabilities will grow to the level the Company assumes prior to payment of claims. If the Company's actual experience is different from its assumptions or estimates, the Company's reserves may prove inadequate. As a result, the Company would incur a charge to operations in the period in which it determines such a shortfall exists, which could have a material adverse effect on the Company's business, results of operations, and financial condition. Other areas involving significant estimates include risk adjustment provisions related to Medicare contracts and the valuation of the Company's investment securities, reinsurance, premium deficiency reserve, stock-based compensation, recoveries from third parties for coordination of benefits, and final determination of medical cost adjustment pools.
Reclassifications
Certain amounts in the prior years' Condensed Consolidated Statements of Cash Flows have been reclassified to conform to the current year's presentation, primarily related to Surety bonds and deposits and Change in restricted cash related to surety bonds, deposits, and escrow accounts. In addition, certain amounts have also been reclassified related to Accretion, net of amortization, Accrued interest earned and Net unrealized (losses) gains on investment securities.
Certain amounts in the prior years' Condensed Consolidated Statements of Operations and Comprehensive Loss have been reclassified to conform to current year's presentation, these amounts relate to the Company's restructuring costs which were previously included within Salaries and benefits as well as General and administrative expenses. These expenses are now recognized within Restructuring costs.
Discontinued Operations
The results of operations for the Company's former Non-Insurance segment have been reclassified as discontinued operations for all periods presented in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Assets and liabilities related to the Company's former Non-Insurance segment have been reclassified as discontinued operations for all periods presented in the Condensed Consolidated Balance Sheets. Refer to Note 17 - Discontinued Operations for additional information.
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
When the Company's carrying value in an equity method investee company is reduced to zero, no further losses are recorded in the Company's unaudited condensed consolidated financial statements unless the Company guaranteed obligations of the investee company or has committed additional funding. When the investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.
Segment information
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker ("CODM") in deciding how to allocate resources to an individual segment and in assessing performance. The Company's CODM is its Chief Executive Officer. At March 31, 2024, the Company has one reporting segment, Insurance. At the end of 2023, the Company exited the ACO REACH Model and as a direct result, the reportable operating segment formerly known as Non-Insurance no longer meets the criteria of a required reportable operating segment starting in 2024.

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
Deferred acquisition costs
Acquisition costs directly related to the successful acquisition of new business, which are primarily made up of commissions costs, are deferred and subsequently amortized. Deferred acquisition costs are recorded within Other assets, current on the Condensed Consolidated Balance Sheets and are amortized over the estimated life of the related contracts. The amortization of deferred acquisition costs is recorded within General and administrative expenses within the Condensed Consolidated Statements of Operations and Comprehensive Loss. For the quarter ended March 31, 2024 and 2023, there were no deferred acquisition costs as a result of the acceleration of amortization for deferred acquisition costs due to the recognition of a premium deficiency reserve. For the three months ended March 31, 2024 and 2023 charges related to deferred acquisition costs of $1.1 million and $3.9 million, respectively, were recognized within General and administrative expenses.
Restructuring Activities
Restructuring related expenses, which are recorded within Restructuring costs on the Condensed Consolidated Statements of Operations, include employee termination benefits, vendor costs associated with restructuring activities, and other costs associated with the business transformation initiatives. Restructuring costs are determined based on estimates, which are prepared at the time the restructuring actions are approved by management and are periodically reviewed and updated for changes in estimates. The Company applies the provisions of ASC 420, Exit or Disposal Cost Obligations ("ASC 420") as these costs meet the criteria of a one-time benefit. Under ASC 420-10, the Company establishes a liability for a cost associated with an exit or disposal activity, including employee termination benefits and other restructuring related costs, when the liability is incurred, rather than at the date that the Company commits to an exit plan. At each reporting date, there is an evaluation of the liability to ensure the amount is still appropriate. See Note 16 (Restructuring costs) for further discussion.
Recent accounting pronouncements
Recently adopted accounting pronouncements

There have been no new accounting pronouncements adopted during the three months ended March 31, 2024 that are expected to materially impact the Company's unaudited condensed consolidated financial statements.

Accounting pronouncements effective in future periods

In July 2023, the FASB issued ASU 2023-03, Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718); Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock (“ASU 2023-03”). This ASU amends or supersedes various SEC paragraphs within the applicable codification to conform to past SEC staff announcements. This ASU does not provide any new guidance. ASU 2023-03 will become effective for the Company once the addition to the FASB Codification is made available. The Company is currently evaluating the impact of the update on the Company’s unaudited condensed consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update aim to improve reportable segment disclosures by requiring enhanced disclosures around significant segment expenses that are regularly provided to the chief operating decision maker. Additionally, ASU 2023-07 requires that all existing annual disclosures about segment profit or loss must be provided on an interim basis and clarifies that single reportable segment entities are subject to the disclosure requirement under Topic 280 in its entirety. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years beginning after December 15, 2024. A public entity should apply ASU 2023-07 retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-07 on its unaudited condensed consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update aim to provide more transparency regarding tax disclosures mainly related to the rate reconciliation and income taxes paid information. The Company is currently evaluating the impact of ASU 2023-09 on its unaudited condensed consolidated financial statements and related disclosures.

3. Investment Securities
The following tables present amortized cost and fair values of investments at March 31, 2024 and December 31, 2023, respectively:

March 31, 2024	Amortized cost	Accumulated unrealized gains	Accumulated unrealized losses	Fair value
	(in thousands)
Investment securities, held-to-maturity
U.S. government and government agencies and authorities	$7,715	$—	$(169)	$7,546
Investment securities, available-for-sale
U.S. government and government agencies and authorities	137,911	235	(2,782)	135,364
Corporate debt securities	77,957	91	(104)	77,944
Other	1,881	—	—	1,881
Total held-to-maturity and available-for-sale investment securities	$225,464	$326	$(3,055)	$222,735

December 31, 2023	Amortized cost	Accumulated unrealized gains	Accumulated unrealized losses	Fair value
	(in thousands)
Investment securities, held-to-maturity
U.S. government and government agencies and authorities	$7,695	$—	$(225)	$7,470
Investment securities, available-for-sale
U.S. government and government agencies and authorities	126,071	713	(3,070)	123,714
Corporate debt	95,354	165	(176)	95,343
Other	1,855	—	(2)	1,853
Total held-to-maturity and available-for-sale investment securities	$230,975	$878	$(3,473)	$228,380

The following table presents the amortized cost and fair value of debt securities at March 31, 2024, by contractual maturity:

March 31, 2024	Held-to-maturity		Available-for-sale
	Amortized cost	Fair value	Amortized cost	Fair value
	(in thousands)
Due within one year	$6,923	$6,853	$119,528	$118,056
Due after one year through five years	680	602	98,221	97,133
Due after five years through ten years	—	—	—	—
Due after ten years	112	91	—	—
Total	$7,715	$7,546	$217,749	$215,189
For the three months ended March 31, 2024 and 2023, respectively, net investment income, which is included within Other income within the Condensed Consolidated Statements of Operations and Comprehensive Loss, was derived from the following sources:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cash and cash equivalents	$2,186	$1,629
Short-term investments	174	492
Investment securities	2,108	1,814
Investment income, net	$4,468	$3,935
Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at March 31, 2024, and December 31, 2023, respectively:

March 31, 2024	Less than 12 months		Greater than 12 months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands, except number of positions)
U.S. government and government agencies and authorities	$33,908	$(54)	$61,799	$(2,906)	$95,707	$(2,960)
Corporate debt securities	38,850	(75)	6,691	(20)	45,541	(95)
Total	$72,758	$(129)	$68,490	$(2,926)	$141,248	$(3,055)
Number of positions	55		29		84

December 31, 2023	Less than 12 months		Greater than 12 months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands, except number of positions)
U.S. government and government agencies and authorities	$12,584	$(32)	$61,628	$(3,259)	$74,212	$(3,291)
Corporate debt securities	61,007	(175)	5,017	(7)	66,024	(182)
Total	$73,591	$(207)	$66,645	$(3,266)	$140,236	$(3,473)
Number of positions	69		27		96

The Company did not record any credit allowances for debt securities that were in an unrealized loss position at March 31, 2024 and December 31, 2023.
At March 31, 2024, all securities were investment grade, with credit ratings of BBB+ or higher by S&P Global or as determined by other credit rating agencies within the Company's investment policy. Unrealized losses on investment grade securities are principally related to changes in interest rates or changes in issuer or sector related credit spreads since the securities were acquired. The gross unrealized investment losses at March 31, 2024, were assessed, based on, among other things:
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
Proceeds from sales and maturities of investment securities, inclusive of short-term investments, and related gross realized gains (losses) which are included within Other income within the Condensed Consolidated Statements of Operations and Comprehensive Loss, were as follows for the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Proceeds from sales of investment securities	$—	$15,001
Proceeds from maturities of investment securities	33,735	63,324

Gross realized gains	—	—
Gross realized losses	—	—
Net realized gains (losses)	$—	$—
At March 31, 2024 and December 31, 2023, the Company had $14.8 million and $14.7 million, respectively, in deposits with various states and regulatory bodies that are included as part of the Company's investment balances.

4. Fair Value Measurements
The following tables present a summary of fair value measurements for financial instruments at March 31, 2024 and December 31, 2023, respectively:

March 31, 2024	Level 1	Level 2	Level 3	Total fair value
	(in thousands)
U.S. government and government agencies	$—	$135,364	$—	$135,364
Corporate debt securities	—	77,944	—	77,944
Other	1,881	—	—	1,881
Warrants receivable	—	—	814	814
Total assets at fair value	$1,881	$213,308	$814	$216,003

December 31, 2023	Level 1	Level 2	Level 3	Total fair value
	(in thousands)
U.S. government and government agencies	$—	$123,714	$—	$123,714
Corporate debt securities	—	95,343	—	95,343
Other	1,853	—	—	1,853
Warrants receivable	—	—	814	814
Total assets at fair value	$1,853	$219,057	$814	$221,724
The changes in balances of Clover's Level 3 financial assets and liabilities during the three months ended March 31, 2024 were as follows:

	Warrants receivable	Total
(in thousands)
Balance, December 31, 2023	$814	$814
Receipts	—	—
Settlements	—	—
Transfers in	—	—
Transfers out	—	—
Total unrealized losses (gains)	—	—
Balance, March 31, 2024	$814	$814
There were no transfers in or out of Level 3 financial assets or liabilities for the three months ended March 31, 2024 or March 31, 2023.

Private Warrants

At March 31, 2024, the Company had exercisable private warrants which were embedded in several agreements as derivatives. These private warrants were accounted for as assets in accordance with ASC 815-40 and are presented within Other assets, non-current on the Unaudited Condensed Consolidated Balance Sheets. The warrant assets are measured at fair value at inception and on a recurring basis until redeemed, with changes in fair value presented within Change in fair value of warrants within the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. These private warrants were classified within Level 3 due to the subjectivity and use of estimates in the calculation of their fair value. These warrants at measurement date, December 31, 2023, were assessed to have a fair value of $0.8 million, with no other activity for the three months ended March 31, 2024. The Company reassesses the fair values of the warrants based on updated estimates and for the three months ended March 31, 2024 there were no unrealized gains or losses recognized.

5. Healthcare Receivables
Healthcare receivables include pharmaceutical rebates that are accrued as they are earned and estimated based on contracted rebate rates, eligible amounts submitted to the manufacturers by the Company's pharmacy manager, pharmacy utilization volume, and historical collection patterns. Also included within Healthcare receivables are Medicare Part D settlement receivables, member premium receivables, and other CMS receivables. The Company reported $83.9 million and $64.2 million within Healthcare receivables at March 31, 2024, and December 31, 2023, respectively.
6. Related Party Transactions
Related party agreements

The Company has various contracts with IJKG Opco LLC (d/b/a CarePoint Health - Bayonne Medical Center), Hudson Hospital Opco, LLC (d/b/a CarePoint Health - Christ Hospital) and Hoboken University Medical Center Opco LLC (d/b/a CarePoint Health - Hoboken University Medical Center), which collectively do business as the CarePoint Health System ("CarePoint Health"), for the provision of inpatient and hospital-based outpatient services. CarePoint Health was ultimately held and controlled by Vivek Garipalli, the Company's Executive Chairman and a significant stockholder of the Company. In May 2022, Mr. Garipalli and his family completed a donation of their interest in CarePoint Health to a non-profit organization called CarePoint Health Systems, Inc. Following the donation, Mr. Garipalli has remained a Manager of Hudson Hospital Propco, LLC, an affiliate of Hudson Hospital Opco, LLC. Additionally, certain affiliates of Mr. Garipalli are owed certain money from CarePoint Health for prior obligations, and Mr. Garipalli has an indirect interest in Sequoia Healthcare Services, LLC and Sequoia Healthcare Management, LLC, which both provide services to CarePoint Health. Expenses and fees incurred related to Clover's contracts with CarePoint Health, recorded within Net medical claims incurred, were $0.5 million and $3.7 million for the three months ended March 31, 2024 and 2023 respectively. Additionally, $0.9 million and $1.4 million were payable to CarePoint Health at March 31, 2024, and December 31, 2023, respectively.
The Company has a contract with Medical Records Exchange, LLC (formerly known as "ChartFast," now d/b/a Credo) pursuant to which the Company receives administrative services related to medical records retrieval via Credo's electronic applications and web portal platform. Expenses and fees incurred related to this agreement were $0.1 million and $0.1 million for the three months ended March 31, 2024 and 2023 respectively. Vivek Garipalli, the Company's Executive Chairman and significant stockholder of the Company, is an indirect owner of Medical Records Exchange, LLC.
Since July 2, 2021, the Company has contracted with Thyme Care, Inc. ("Thyme Care"), an oncology care management company, through which Thyme Care was engaged to provide cancer care management services to the Company's Insurance members in New Jersey and develop a provider network to help ensure member access to high-value oncology care. The Company and Thyme Care have amended the terms of the engagement, effective April 1, 2023, to include additional clinical services available to Clover members as well as the value based payment terms. The Company entered into an agreement with Thyme Care effective September 23, 2020 where the Company purchased 1,773,049 shares (less than five percent (5%) of its class A common stock). The fair value of these shares is $0.5 million at March 31, 2024, and is recognized within Other assets, non-current, on the Condensed Consolidated Balance Sheet. In accordance with ASC 321, any changes in fair value associated with these shares are recognized within the Condensed Consolidated Statements of Operations and Comprehensive Loss. Mr. Garipalli is a member of the board of directors of Thyme Care and holds an equity interest of less than five percent (5%) of that entity. Expenses and fees incurred related to this agreement were none and $0.5 million for the three months ended March 31, 2024 and 2023, respectively. Additionally, none and $0.2 million were payable to Thyme Care at March 31, 2024, and December 31, 2023, respectively.

7. Unpaid Claims
Activity within the liability for Unpaid claims, including claims adjustment expenses, for the three months ended March 31, 2024 and 2023, respectively, is summarized as follows:

Three Months Ended March 31,	2024	2023
	(in thousands)
Gross and net balance, beginning of period (1)	$137,100	$137,395
Incurred related to:
Current year	277,871	272,258
Prior years	(17,647)	804
Total incurred	260,224	273,062
Paid related to:
Current year	84,549	167,360
Prior years	73,292	104,581
Total paid	157,841	271,941
Gross and net balance, end of period (1)	$239,483	$138,516
(1)    Includes amounts due to related parties.
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
Unpaid Claims for Insurance Operations
Unpaid claims for Insurance operations were $239.5 million at March 31, 2024. During the three months ended March 31, 2024, $73.3 million was paid for incurred claims attributable to insured events of prior years. A favorable development of $17.6 million was recognized during the three months ended March 31, 2024, resulting from the Company's actual experience with claims developing differently as compared to the Company's estimates at December 31, 2023. An unfavorable development of $0.8 million was recognized during the three months ended March 31, 2023, resulting from the Company's actual experience with claims developing differently as compared to the Company's estimates at December 31, 2022. Original estimates are increased or decreased, as additional information becomes known regarding individual claims. The ratio of current year medical claims paid as a percentage of current year Net medical claims incurred was 30.4% for the three months ended March 31, 2024, and 61.5% for the three months ended March 31, 2023. This ratio serves as an indicator of claims processing speed, indicating that claims were processed at a slower rate during the three months ended March 31, 2024, than during the three months ended March 31, 2023. As a result of slower claims processing, unpaid claims liability increased which increase was primarily due to claim submission and payment process disruptions related to a third-party cyber incident.
8. Stockholders' Equity and Convertible Preferred Stock
Stockholders' Equity
The Company was authorized to issue up to 2,500,000,000 shares of Class A common stock at March 31, 2024 and December 31, 2023, respectively, and up to 500,000,000 shares of Class B common stock at March 31, 2024 and December 31, 2023. At March 31, 2024 and December 31, 2023, there were 406,155,332 and 401,183,882 shares of Class A common stock issued and outstanding, respectively. There were 89,649,365 and 87,867,732 shares of Class B common stock issued and outstanding at March 31, 2024 and December 31, 2023, respectively. Class B common stock has 10 votes per share, and Class A common stock has one vote per share. The Company had 11,613,745 and 7,912,750 shares held in treasury at March 31, 2024 and December 31, 2023, respectively. These amounts represent shares withheld to cover taxes upon vesting of employee stock-based awards.
At March 31, 2024, the Company was authorized to issue 25,000,000 shares of preferred stock having a par value of $0.0001 per share, and the Company's Board has the authority to determine the rights, preferences, privileges, and restrictions, including voting rights, of those shares. At March 31, 2024, there were no shares of preferred stock issued and outstanding.

9. Variable Interest Entity and Equity Method of Accounting

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
The Company determined that it does have a significant influence over Character Biosciences and, therefore, it began accounting for its common stock investment in Character Biosciences using the equity method on February 4, 2022. The Company derecognized all of Character Biosciences' assets and liabilities from its balance sheet and its noncontrolling interest related to Character Biosciences, and recognized the retained common stock and preferred stock equity interests at fair values of $3.7 million and $4.9 million, respectively, which are included in Equity method investment and Other assets, non-current on the Condensed Consolidated Balance Sheets. For the year ended December 31, 2022, the Company recognized a gain on investment of $9.2 million which is included within Loss (gain) on investment on the audited Consolidated Statements of Operations and Comprehensive Loss. For the year ended December 31, 2023, the Company recognized a loss on investment of $4.7 million.
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
In accordance with ASC 323, the Company recognized the proportionate share of Character Bioscience's net loss up to the investment carrying amount. As a result the Company recognized a shared loss of $0.5 million and zero for the three months ended March 31, 2024 and 2023.
10. Employee Benefit Plans
Employee Savings Plan
The Company has a defined contribution retirement savings plan (the "401(k) Plan") covering eligible employees, which includes safe harbor matching contributions based on the amount of employees' contributions to the 401(k) Plan. The Company contributes to the 401(k) Plan annually 100.0% of the first 4.0% compensation that is contributed by the employee up to 4.0% of eligible annual compensation after one year of service. The Company's service contributions to the 401(k) Plan amounted to approximately $0.5 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively, and are included within Salaries and benefits on the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company's cash match is invested pursuant to the participant's contribution direction. Employer contributions are immediately 100.0% vested.

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
The maximum number of shares of the Company's common stock reserved for issuance over the term of the Plans, shares outstanding under the Plans, and shares remaining under the Plans at March 31, 2024 were as follows:

March 31, 2024	Shares Authorized Under Plans	Shares Outstanding Under Plans	Shares Remaining Under Plans
2014 Plan	54,402,264	23,977,273	N/A
2020 Plan	86,604,581	45,291,944	22,392,308
2020 MIP	33,426,983	23,398,889	—
Inducement Plan	11,000,000	2,452,449	4,228,753
The Plans are administered by the Talent and Compensation Committee of the Board (the "Compensation Committee"). Stock options granted under the Plans are subject to the terms and conditions described in the applicable Plan and the applicable stock option grant agreement. The exercise prices, vesting, and other restrictions applicable to the stock options are determined at the discretion of the Compensation Committee, except that the exercise price per share of incentive stock options may not be less than 100.0% of the fair market value of a share of common stock on the date of grant. Stock options awarded under the Plans expire 10 years after the grant date and generally vest over four or five years. The number of stock options granted is determined by dividing the approved grant date dollar value of an option by the Black Scholes option pricing value per share (as further discussed below). RSU awards are subject to the terms and conditions set forth in the Plans and the applicable RSU grant agreement. Vesting and other restrictions applicable to RSU awards are determined at the discretion of the Compensation Committee, but generally vest over one to four years from the date of the grant. The number of RSUs granted is determined by dividing the cash value of an RSU award by the average closing price of a share of the Company's Class A common stock over a specified period through the date of grant. The total estimated grant date fair value is amortized over the requisite service period.

The Company recorded Stock-based compensation expense for stock options, RSUs, and PRSUs granted under the Plans, and discounts offered in connection with the Company's 2020 Employee Stock Purchase Plan ("ESPP") of $28.8 million and $38.6 million during the three months ended March 31, 2024 and 2023, respectively, and such expenses are presented within Salaries and benefits in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.
Compensation cost presented within Salaries and benefits within the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss were as follows:

Three Months Ended March 31,	2024	2023
	(in thousands)
Stock options	$618	$1,341
RSUs	20,917	21,000
PRSUs	7,213	16,195
ESPP	50	81
Total compensation cost recognized for stock-based compensation plans	$28,798	$38,617
At March 31, 2024, there was approximately $421.0 million of unrecognized stock-based compensation expense related to unvested stock options, unvested RSUs, unvested PRSUs, and the ESPP, estimated to be recognized over a period of four years.

Stock Options
The Company did not grant stock options during the three months ended March 31, 2024 and 2023, respectively.
A summary of option activity under the 2020 Plan during the three months ended March 31, 2024, was as follows:

	Number of stock options	Weighted-average exercise price
Outstanding, January 1, 2024	952,900	$8.88
Granted	—	—
Exercised	—	—
Forfeited	(78,180)	8.88
Outstanding, March 31, 2024	874,720	$8.88
A summary of stock option activity under the 2014 Plan during the three months ended March 31, 2024, was as follows:

	Number of stock options	Weighted-average exercise price
Outstanding, January 1, 2024	24,041,753	$1.45
Granted	—	—
Exercised	83	0.84
Forfeited	(64,632)	2.37
Outstanding, March 31, 2024	23,977,204	$1.45
At March 31, 2024, outstanding stock options, substantially all of which are expected to vest, had an aggregate intrinsic value of less than $0.1 million, and a weighted-average remaining contractual term of four years. At March 31, 2024, there were 23,752,137 options exercisable under the Plan, with an aggregate intrinsic value of less than $0.1 million, a weighted-average exercise price of $2.86 per share, and a weighted-average remaining contractual term of 5.15 years. The total value of stock options exercised during the three months ended March 31, 2024 and 2023 was none. Cash received from stock option exercises during the three months ended March 31, 2024 and 2023 totaled none.

Restricted Stock Units
A summary of total RSU activity is presented below:

	Number of RSUs	Weighted-average grant date fair value per share
Outstanding, January 1, 2024	56,928,405	$4.28
Granted during 2024	7,124,716	0.92
Released	(10,371,186)	6.45
Forfeited	(4,495,795)	2.28
Outstanding, March 31, 2024	49,186,140	$3.52
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

At March 31, 2024, the market condition component of these PRSUs has not been met, so the awards have not been earned. This expense represents most of the PRSU expense recognized for the three months ended March 31, 2024 related to stock-based compensation plans which is presented within Salaries and benefits in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company has also determined the requisite service period for the PRSUs with multiple performance conditions to be the longest of the explicit, implicit, or derived service period for each tranche.

A summary of PRSU activity is presented below:

	Number of PRSUs	Weighted-average grant date fair value per share
Non-vested, January 1, 2024	32,131,532	$8.36
Granted during 2024	—	—
Vested	(11,857)	8.85
Forfeited	(290,381)	1.59
Non-vested at March 31, 2024	31,829,294	$8.43
At March 31, 2024, there was $31.0 million of unrecognized share-based compensation expense related to PRSUs, which is expected to be recognized over a period of four years.

2020 Employee Stock Purchase Plan

On January 6, 2021, the Board adopted and the Company's stockholders approved the ESPP, which permits eligible employees and service providers of either the Company or designated related companies and affiliates to contribute up to 15% of their eligible compensation during defined offering periods to purchase shares of the Company’s Class A common stock at a 15% discount from the fair market value of the common stock as determined on specific dates at specific intervals. Subject to adjustments provided in the ESPP that are discussed below, the maximum number of shares of common stock that may be purchased under the ESPP is 14,163,863 shares, and the maximum number of shares that may be purchased on any single purchase date by any one participant is 5,000 shares. At March 31, 2024, 13,078,532 shares of Class A common stock were available for issuance under the ESPP.

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

The assumptions that the Company used in the Black-Scholes option-pricing model to determine the fair value of the purchase rights under the ESPP for the most recent offering period, is as follows:

Offering period from November 23, 2023 to May 21, 2024
Weighted-average risk-free interest rate	5.5%
Expected term (in years)	0.50
Expected volatility	82.3%
11. Income Taxes
The consolidated effective tax rate of the Company for the three months ended March 31, 2024 and 2023, was 0.0%. The Company continues to be in a net operating loss and net deferred tax asset position. As a result, and in accordance with accounting standards, the Company recorded a valuation allowance to reduce the value of the net deferred tax assets to zero. The Company believes that at March 31, 2024, it had no material uncertain tax positions. Interest and penalties related to unrecognized tax expense (benefits) are recognized in income tax expense, when applicable.
There were no material liabilities for interest and penalties accrued at March 31, 2024 and December 31, 2023.

12. Net Loss per Share
Net Loss per Share - Continuing Operations
Basic and diluted net loss per share from continuing operations attributable to Class A common stockholders and Class B common stockholders (collectively, "Common Stockholders") for the years indicated were calculated as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands, except per share and share amounts)
Net loss from continuing operations attributable to Common Stockholders	$(23,170)	$(79,698)
Basic and diluted weighted average number of common shares and common share equivalents outstanding	486,374,644	478,805,067
Basic and diluted net loss per share	$(0.05)	$(0.17)
Because the Company had a Net loss during the three months ended March 31, 2024 and 2023, the Company's potentially dilutive securities, which include Options, RSUs, PRSUs, preferred stock, and warrants to purchase shares of common stock and preferred stock, have been excluded from the computation of diluted net loss per share, as the effect would be anti-dilutive. Therefore, during these periods, the diluted common shares outstanding equals the average common shares outstanding. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to Common Stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2024	2023
Options to purchase common stock	24,851,924	25,834,803
RSUs	49,186,140	57,742,605
PRSUs	31,829,294	29,945,235
Total anti-dilutive shares excluded from computation of net loss per share	105,867,358	113,522,643
Net Income per Share - Discontinued Operations
Basic and diluted net loss per share from discontinued operations attributable to Class A common stockholders and Class B common stockholders (collectively, "Common Stockholders") for the years indicated were calculated as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands, except per share and share amounts)
Net income from discontinued operations attributable to Common Stockholders	$4,000	$7,092

Basic weighted average number of common shares and common share equivalents outstanding	486,374,644	478,805,067
Potential dilutive shares:
RSU	49,186,140	57,742,605
PRSU	31,829,294	29,945,235
Stock Options	61,088	136,175
Weighted average shares used in computing net income per share of common stock, diluted	567,451,166	566,629,082

Basic earnings per share	$0.01	$0.01
Diluted earnings per share	$0.01	$0.01

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net income per share of common stock:

	Three Months Ended March 31,
	2024	2023
Options to purchase common stock	24,790,836	25,698,628
13. Commitments and Contingencies
Legal Actions
Various lawsuits against the Company may arise in the ordinary course of the Company's business. Contingent liabilities arising from ordinary course litigation, income taxes and other matters are not expected to be material in relation to the financial position of the Company. At March 31, 2024, and December 31, 2023, respectively, there were no material known contingent liabilities arising outside the normal course of business other than as set forth below. In accordance with ASC No. 450-20, “Loss Contingencies”, we will record accruals for loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.
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
On June 21, 2023, the plaintiffs in the derivative lawsuits, on the one hand, and the Company, on the other hand, entered into a binding memorandum of understanding providing for the settlement of the derivative actions. On February 5, 2024, the parties executed a stipulation of settlement which, subject to final court approval, will provide the defendants in the derivative lawsuits with customary releases and will require the Company to implement a suite of corporate governance enhancements. On March 5, 2024, the United States District Court for the Middle District of Tennessee entered an Order Preliminarily Approving Settlement and Providing for Notice, and scheduled a hearing for July 11, 2024 to determine whether to give final approval to the Settlement. The settlement does not involve any monetary payment, other than payment of an award of fees and expenses to plaintiffs’ counsel in the amount of $2,500,000, which amount is subject to court approval.
14. Operating Segments
Starting in 2024, the Company manages its operations based on one reportable operating segment: Insurance. Through the Insurance segment, the Company provides PPO and HMO plans to Medicare Advantage members in several states. These segment groupings are consistent with information used by the Chief Executive Officer, the Company's CODM, to assess performance and allocate resources.
The operations of the Company are organized into the following one segment:

•Insurance Segment includes operations related to the Company's MA plans, which generally provide access to a wide network of primary care providers, specialists, and hospitals.

Corporate/Other includes other clinical services not included in Medicare Advantage and all other corporate overhead. Clinical services is comprised of Clover Home Care and other clinical services that are offered to eligible beneficiaries.
The table below summarizes the Company's results by operating segment:

	Insurance	Corporate/Other	Eliminations	Consolidated Total
Three months ended March 31, 2024	(in thousands)
Premiums earned, net (net of ceded premiums of $101)	$341,722	$—	$—	$341,722
Other income	3,727	15,681	(14,208)	5,200
Intersegment revenues	—	48,465	(48,465)	—
Net medical claims incurred	266,076	4,938	(5,852)	265,162
Gross profit (loss)	$79,373	$59,208	$(56,821)	$81,760

Total assets	$498,360	$838,045	$(664,635)	$671,770

	Insurance	Corporate/Other	Eliminations	Consolidated Total
Three months ended March 31, 2023	(in thousands)
Premiums earned, net (net of ceded premiums of $122)	$317,086	$—	$—	$317,086
Other income	1,839	17,738	(14,671)	4,906
Intersegment revenues	—	23,231	(23,231)	—
Net medical claims incurred	274,504	3,448	(3,163)	274,789
Gross profit (loss)	$44,421	$37,521	$(34,739)	$47,203

Total assets	$467,392	$936,903	$(666,810)	$737,485

A reconciliation of the reportable segments' gross profit to the Net loss from continuing operations included in the Condensed Consolidated Statements of Operations and Comprehensive Loss is as follows:

Three Months Ended March 31,	2024	2023
	(in thousands)
Gross profit	$81,760	$47,203

Salaries and benefits	59,223	68,981
General and administrative expenses	44,569	57,644
Premium deficiency reserve benefit	—	(1,810)
Depreciation and amortization	318	279
Restructuring costs	353	1,807
Loss (gain) on investment	467	—
Net loss from continuing operations	$(23,170)	$(79,698)
15. Dividend Restrictions
The Company's regulated insurance subsidiaries are subject to regulations and standards in their respective jurisdictions. These standards, among other things, require these subsidiaries to maintain specified levels of statutory capital and limit the timing and amount of dividends and other distributions that may be paid to their parent companies. Therefore, the Company's regulated insurance subsidiaries' ability to declare and pay dividends is limited by state regulations including obtaining prior approval by the New Jersey Department of Banking and Insurance. At March 31, 2024 and December 31, 2023, neither of the regulated insurance subsidiaries had been authorized nor paid any dividends.
16. Restructuring costs
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
The Restructuring costs are presented in the Company's Condensed Consolidated Statements of Operations and Comprehensive Loss, which were as follows:

Three Months Ended March 31,	2024	2023
	(in thousands)
Employee termination benefits	$—	$1,226
Vendor related costs	349	581
Other	4	—
Total restructuring costs	$353	$1,807

UST HealthProof Transition
As of March 31, 2024, the liability for employee termination benefits was recorded in Accrued salaries and benefits and the liability for vendor related costs and other expenses were recorded in Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets. The liability recorded reflects the Company's best estimate, which may be revised in subsequent periods as the restructuring progresses. The restructuring costs are recorded within the Corporate/Other operating segment. In addition, the Company incurred costs related to software impairment. These costs are recognized within Depreciation and amortization in the Condensed Consolidated Statements of Operations and Comprehensive Loss, and total $0.1 million for the three months ended March 31, 2024.

	Employee Termination Benefits	Vendor related costs	Other	Total
	(in thousands)
Liability as of December 31, 2023	$1,781	$3,390	$—	$5,171
Charges	—	349	4	353
Cash payments	(1,234)	(489)	(4)	(1,727)
Liability as of March 31, 2024	$547	$3,250	$—	$3,797
Total cumulative costs incurred as of March 31, 2024	$4,795	$5,288	$91	$10,174

17. Discontinued Operations

On December 1, 2023, the Company notified CMS that it would no longer participate as a REACH ACO in connection with the 2024 performance year. The Company’s exit from the ACO REACH Program was made after the Company determined that it is in its best interest to fully exit the ACO REACH Program starting with the 2024 performance year, and follows the Company's November 2022 announcement of a strategic reduction in the number of ACO REACH participating physicians in 2023. The nature of the remaining activities relate to the settlement with CMS related to prior performance years which is expected to be completed during the second half of 2024.

A summary of the results from discontinued operations included in the Condensed Consolidated Statements of Operations and Comprehensive Loss follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Revenues:
Non-Insurance revenue	$6,824	$205,783
Total revenues	6,824	205,783

Operating Expenses:
Net medical claims incurred	$2,235	$197,701
General and administrative expenses	292	990
Restructuring costs	297	—
Total operating expenses	$2,824	$198,691
Gain from operations	4,000	7,092
Net income	$4,000	$7,092

A summary of the carrying amounts of major assets and liabilities, which were classified as held for settlement in the Condensed Consolidated Balance Sheets, follows:

	March 31, 2024	December 31, 2023
	(in thousands)
Assets(1)
Cash and cash equivalents	$—	$6,456
Surety bond and deposits	—	55,089
Non-Insurance receivable	10,926	10,926
Total assets	$10,926	$72,471

Liabilities(1)
Unpaid claims	$858	$2,856
Accounts payable and accrued expenses	297	—
Accrued salaries and benefits	—	110
Non-Insurance performance year obligation, current	9,657	15,568
Non-Insurance payable	39,810	41,565
Total liabilities	$50,622	$60,099
(1) The assets and liabilities of the disposal group classified are classified as current on the March 31, 2024 Condensed Consolidated Balance Sheet as the settlement with CMS is expected to occur within one year.

A summary of cash flows from discontinued operations included in the Condensed Consolidated Statements of Cash Flows follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash (used in) provided by operating activities	$(8,019)	$17,109
Performance guarantees

Certain of the Company's arrangements with third-party providers require it to guarantee the performance of its care network to CMS. As a result of the Company's participation in the ACO REACH Model, the Company determined that it was making a performance guarantee with respect to providers under the Non-Insurance arrangement that should be recognized in the financial statements. The performance guarantee identified relates to the Company guaranteeing the performance of the third-party medical providers. Thus, the contract with CMS is accounted for as a performance guarantee under ASC 460-Guarantees. At the inception of the performance year, the Company measures and recognizes the performance guarantee receivable and obligation, issued in this standalone arm's length transaction, using the practical expedient to fair value as set forth in ASC 460-10-30-2(a). The Company estimates the annualized benchmark, which is the amount recognized in both the Non-Insurance performance year receivable and the Non-Insurance performance year obligation, current. This is consistent with ASC 460-10-25-4, which provides that a guarantor shall recognize in its statement of financial position a liability for that guarantee. In addition, when the guarantee is issued in a standalone transaction for a premium, the offsetting entry should be considered received (such as cash or a receivable) according to ASC 460-10-25-4. Thus the Company recognizes the Non-Insurance performance year receivable on its balance sheets.

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
In April 2021, the Company began participating in the Global and Professional Direct Contracting of the Centers for Medicare & Medicaid Services ("CMS"), which utilizes a structured model intended to reduce expenditures and preserve or enhance quality of care for people with Medicare fee-for-service ("FFS"). CMS rebranded the DC Model and renamed the model the ACO Realizing Equity, Access, and Community Health (REACH) Model ("ACO REACH Model") effective January 1, 2023. As a participating entity in the DC Model, referred to as the ACO REACH Model at January 1, 2023, with a global risk arrangement, the Company assumed the responsibility of guaranteeing the performance of its care network. The ACO REACH Model is intended to reduce administrative burden and support a focus on complex, chronically ill patients. On December 1, 2023, the Company notified CMS that it will no longer participate as a REACH ACO in connection with the 2024 performance year. The Company’s exit from the ACO REACH Program was made after the Company determined that it is in the Company's best interest to fully exit the ACO REACH Program, and follows its November 2022 announcement of a strategic reduction in the number of ACO REACH participating physicians in 2023.
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
For additional information, see Note 2 (Summary of Significant Accounting Policies) and Note 20 (Non-Insurance) in the 2023 Form 10-K.
The tables below include the financial statement impacts of the performance guarantee:

	March 31, 2024	December 31, 2023
	(in thousands)
Non-Insurance performance year obligation (1)	$9,657	$15,568
(1) This obligation represents the consideration due to providers, net of the shared savings or loss for the period and amortization of the liability.

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Amortization of the Non-Insurance performance year receivable	$—	$(184,207)
Amortization of the Non-Insurance performance year obligation	—	184,207

Non-Insurance revenue	$6,824	$205,783

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
The Restructuring costs are presented in the Company's Condensed Consolidated Statements of Operations and Comprehensive Loss, which were as follows:
ACO REACH
As of March 31, 2024 and December 31, 2023, the liability for employee termination benefits was recorded in Accrued salaries and benefits and the liability for vendor related costs and other expenses were recorded in Accounts payable and accrued expenses in the discontinued operations balance sheets. The liability recorded reflects the Company's best estimate, which may be revised in subsequent periods as the restructuring progresses.

	Employee Termination Benefits	Vendor related costs	Total
	(in thousands)
Liability as of December 31, 2023	$110	$—	$110
Charges	—	297	297
Cash payments	(110)	—	(110)
Liability as of March 31, 2024	$—	$297	$297
Total cumulative costs incurred as of March 31, 2024	$110	$297	$407

18. Subsequent Events
Share Repurchase Authorization
On May 6, 2024, the Board of Directors of the Company authorized the repurchase of up to $20,000,000 in shares of the Company’s outstanding Class A Common Stock over a two year period. The timing, manner, price and amount of any repurchases are determined by the discretion of management, depending on market conditions and other factors. Repurchases may be made through open market purchases or accelerated share repurchases. The exact number of shares to be repurchased by the Company, if any, is not guaranteed. Depending on market conditions and other factors, these repurchases may be commenced or suspended at any time or periodically without prior notice.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2024, contained in this Quarterly Report on Form 10-Q (the "Form 10-Q") and the audited consolidated financial statements and notes thereto for the year ended December 31, 2023, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the "SEC") on March 14, 2023 (the "2023 Form 10-K"). This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of the 2023 Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. See "Cautionary Note Regarding Forward-Looking Statements" for additional information. Unless the context otherwise requires, references in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" to "we," "us," "our," "Clover," "Clover Health," and the "Company" mean the business and operations of Clover Health Investments, Corp. and its consolidated subsidiaries.
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
We operate Preferred Provider Organization ("PPO") and Health Maintenance Organization ("HMO") Medicare Advantage ("MA") plans for Medicare-eligible individuals. We aim to provide high-quality, affordable healthcare for all Medicare beneficiaries. Among plans with similar major characteristics, we offer most members in our MA plans (the "members") among the lowest average out-of-pocket costs for primary care provider and specialist co-pays in their markets. We strongly believe in providing our members provider choice, and we consider our PPO plan to be our flagship insurance product. An important feature of our MA product is wide network access. We believe the use of Clover Assistant and related data insights allows us to improve clinical decision-making through a highly scalable platform. At March 31, 2024, we operated our MA plans in five states and 200 counties, with 79,527 members.
Our subsidiary, Clover Health Partners, LLC ("Health Partners"), participated as a Direct Contracting Entity ("DCE") in the Centers for Medicare and Medicaid Services ("CMS") Accountable Care Organization Realizing Equity, Access, and Community Health Model ("ACO REACH Model" or "ACO REACH"). On December 1, 2023, the Company notified CMS that it will no longer participate as a REACH ACO in connection with the 2024 performance year. The Company’s exit from the ACO REACH Program was made after the Company determined that it is in its best interest to fully exit the ACO REACH Program, and follows the Company's November 2022 announcement of a strategic reduction in the number of ACO REACH participating physicians in 2023. The remaining activity recognized during 2024 directly relates to prior performance years with CMS.
At March 31, 2024, we partnered with providers to care for 79,527 Lives under Clover Management.

Recent Developments

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

ACO REACH
On December 1, 2023, the Company notified CMS that it will no longer participate as a REACH ACO in connection with the 2024 performance year. The Company’s exit from the ACO REACH Program was made after the Company determined that it is in its best interest to fully exit the ACO REACH Program starting with the 2024 performance year, and follows the Company's November 2022 announcement of a strategic reduction in the number of ACO REACH participating physicians in 2023. As of January 1, 2024, this line of business meets the definition of discontinued operations, and prior period amounts have been updated to conform to the current period presentation, refer to Note 17 for additional information.
Key Performance Measures of Our Operating Segments
Operating Segments
Starting in 2024, we manage our operations based on one reportable segment: Insurance. Through our Insurance segment, we provide PPO and HMO plans to Medicare Advantage members in several states. All other clinical services and all corporate overhead not included in the reportable segments are included within Corporate/Other.
The segment grouping is consistent with the information used by our Chief Executive Officer (identified as our chief operating decision maker) to assess performance and allocate the Company's resources.
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

Three Months Ended March 31,	2024		2023
	Total	PMPM (1)	Total	PMPM (1)
	(Premium and expense amounts in thousands, except PMPM amounts)
Insurance members at period end (#)	79,527	N/A	83,794	N/A
Premiums earned, gross	$341,823	$1,437	$317,208	$1,259
Premiums earned, net	341,722	1,437	317,086	1,258
Insurance medical claim expense incurred, gross	267,475	1,125	274,557	1,090
Insurance net medical claims incurred	266,076	1,119	274,504	1,089
Medical care ratio, gross (2)	78.2%	N/A	86.6%	N/A
Medical care ratio, net	77.9	N/A	86.6	N/A
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
Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023
The following table summarizes our unaudited condensed consolidated results of operations for the three months ended March 31, 2024 and 2023. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended March 31,		Change between 2024 and 2023
	2024	2023	($)	(%)
	(in thousands)
Revenues
Premiums earned, net (Net of ceded premiums of $101 and $122 for the three months ended March 31, 2024 and 2023, respectively)	$341,722	$317,086	$24,636	7.8%
Other income	5,200	4,906	294	6.0
Total revenues	346,922	321,992	24,930	7.7

Operating expenses
Net medical claims incurred	265,162	274,789	(9,627)	(3.5)
Salaries and benefits	59,223	68,981	(9,758)	(14.1)
General and administrative expenses	44,569	57,644	(13,075)	(22.7)
Premium deficiency reserve benefit	—	(1,810)	1,810	*
Depreciation and amortization	318	279	39	14.0
Restructuring costs	353	1,807	(1,454)	(80.5)
Total operating expenses	369,625	401,690	(32,065)	(8.0)
Loss from continuing operations	(22,703)	(79,698)	56,995	(71.5)

Loss on investment	467	—	467	*
Net loss from continuing operations	(23,170)	(79,698)	56,528	(70.9)%
Net income from discontinued operations (Note 17)	4,000	7,092	(3,092)	(43.6)%
Net loss	$(19,170)	$(72,606)	$53,436	(73.6)%
*    Not presented because the current or prior period amount is zero or the amount for the line item changed from a gain to a loss (or vice versa) and thus yields a result that is not meaningful.
Premiums earned, net
Premiums earned, net increased $24.6 million, or 8%, to $24.6 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase was primarily due to an increase in our risk adjustment revenue driving favorability as a result of the Company focusing on member retention.
Other income
Other income increased $0.3 million, or 6%, to $5.2 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase was primarily attributable to a higher interest rate environment as compared to the prior period.

Net medical claims incurred
Total Net medical claims incurred decreased $9.6 million, or 4%, to $265.2 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The decrease was primarily driven by lower membership as compared to the prior period.

Salaries and benefits
Salaries and benefits decreased $9.8 million, or 14%, to $59.2 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. This decrease was primarily driven by a decrease in share based compensation expense.
General and administrative expenses
General and administrative expenses decreased $13.1 million, or 23%, to $44.6 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The decrease was primarily driven by a reduction in live healthy program expenses and lower broker commission expenses.
Loss on investment
Loss on investment increased $0.5 million, or 100%, as compared to the prior for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase is driven by the Company's proportional share of net losses incurred. Refer to Note 9 “Variable Interest Entity and Equity Method of Accounting” of the notes to unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Restructuring costs
Restructuring costs decreased by $1.5 million, or 80%, to $0.4 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. This decrease was primarily driven by a decrease in employee termination related expenses.
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

Consolidated Entities

Our cash equivalents and investment securities consist primarily of money market funds, U.S. government debt securities, and corporate debt securities. At March 31, 2024 and December 31, 2023, total restricted and unrestricted cash, cash equivalents, and investments for all entities, inclusive of discontinued operations, were $440.3 million and $417.3 million, respectively. These totals consist of $222.9 million and $228.6 million at March 31, 2024 and December 31, 2023, respectively, that specifically related to available-for-sale and held-to-maturity investment securities.

Unregulated Entities

At March 31, 2024 and December 31, 2023, total restricted and unrestricted cash, cash equivalents, and investments for the parent company, Clover Health Investments, Corp., and unregulated subsidiaries (inclusive of discontinued operations) were $132.6 million and $136.8 million, respectively, with the decrease for December 31, 2023 primarily reflecting operating expenses. We operate as a holding company in a highly regulated industry. As such, we may receive dividends and administrative expense reimbursements from our subsidiaries, two of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated insurance subsidiaries. Cash, cash equivalents, and investments at the parent company were $127.9 million and $74.0 million at March 31, 2024 and December 31, 2023, respectively. Our unregulated subsidiaries held $4.7 million and $62.8 million of cash, cash equivalents, restricted cash, and investments at March 31, 2024 and December 31, 2023, respectively.

Regulated Entities

At March 31, 2024 and December 31, 2023 total cash, cash equivalents, restricted cash, and investments for our regulated subsidiaries were $307.7 million and $280.5 million, respectively. Additionally, our regulated insurance subsidiaries held $210.3 million and $203.4 million of available-for-sale and held-to-maturity investment securities at March 31, 2024 and December 31, 2023, respectively. Our use of operating cash derived from our unregulated subsidiaries is generally not restricted by departments of insurance (or comparable state regulatory agencies). Our regulated insurance subsidiaries have not paid dividends to the parent, and applicable insurance laws restrict the ability of our regulated insurance subsidiary to declare and pay dividends to the parent. Insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amounts calculated under any applicable formula would be permitted. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our regulated insurance subsidiary may in the future adopt statutory provisions more restrictive than those currently in effect.
For a detailed discussion of our regulatory requirements, including aggregate statutory capital and surplus as well as dividends paid from the subsidiaries to the parent, please refer to Notes 22 (Dividend Restrictions), 24 (Statutory Equity), and 25 (Regulatory Matters) in the 2023 Form 10-K.
Cash Flows
The following table summarizes our unaudited condensed consolidated cash flows for the three months ended March 31, 2024 and 2023.

Three Months Ended March 31,	2024	2023
	(in thousands)
Cash Flows Data:
Net cash used in operating activities	$25,935	$79,032
Net cash provided by investing activities	9,185	10,181
Net cash (used in) provided by financing activities	(3,359)	(2,134)
Decrease in cash, cash equivalents, and restricted cash	$31,761	$87,079

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

For the three months ended March 31, 2024, Net cash provided by operating activities was $25.9 million, which reflects a Net loss of $19.2 million. Non-cash activities included a $28.8 million charge to Stock-based compensation expense and Unpaid claims increased by $102.4 million.

For the three months ended March 31, 2023, Net cash provided by operating activities was $79.0 million, which reflects a Net loss of $72.6 million. Non-cash activities included a $38.6 million charge to Stock-based compensation expense.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2024 of $9.2 million was primarily due to $33.7 million provided from the sale and maturity of investment securities. This was offset by $24.1 million used to purchase investments.

Net cash provided by investing activities for the three months ended March 31, 2023, of $10.2 million was primarily due to $78.3 million provided from the sale and maturity of investment securities. This was offset by $67.9 million used to purchase investments.

For additional information regarding our investing activities, please refer to Note 3 (Investment Securities) to our unaudited condensed consolidated financial statements included in this Form 10-Q.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2024 of $3.4 million was primarily the result of the acquisition of $3.4 million in Treasury stock.

Net cash used in financing activities for the three months ended March 31, 2023 of $2.1 million was primarily the result of the acquisition of $3.0 million in Treasury stock.
Financing Arrangements
There have been no material changes to our financing arrangements at March 31, 2024, as compared to those disclosed in the 2023 Form 10-K.
Contractual Obligations and Commitments
We believe that funds from projected future operating cash flows, cash, cash equivalents, and investments will be sufficient for future operations and commitments, and for capital acquisitions and other strategic transactions, over at least the next 12 months.

Material cash requirements from known contractual obligations and commitments at March 31, 2024 include: (1) the recognition of a performance guarantee of $9.7 million in connection with the Company's participation in the ACO REACH Model and (2) operating lease obligations of $4.3 million. These commitments are associated with contracts that were enforceable and legally binding at March 31, 2024, and that specified all significant terms, including fixed or minimum serves to be used, fixed, minimum, or variable price provisions, and the approximate timing of the actions under the contracts. There were no other material cash requirements from known contractual obligations and commitments at March 31, 2024. For additional information regarding our remaining estimated contractual obligations and commitments, see Note 13 (Commitments and Contingencies) and Note 17 (Discontinued Operations).
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
Critical Accounting Policies and Estimates
We believe that the accounting policies and estimates involve a significant degree of judgment and complexity. There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2024, as compared to the critical accounting policies and estimates disclosed in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 2023 Form 10-K.
Recently Issued and Adopted Accounting Pronouncements

See Note 2 (Summary of Significant Accounting Policies) to the financial statements included in this report for a discussion of accounting pronouncements recently adopted and recently issued accounting pronouncements not yet adopted and their potential impact to our financial statements.

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
We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. Our investment policy is focused on preservation of capital, liquidity and earning a modest yield. Substantially all of our investment portfolio is invested in U.S. Treasury fixed maturity securities. At March 31, 2024, none of our fixed maturity securities portfolio was unrated or rated below investment grade.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our "Certifying Officers"), the effectiveness of our disclosure controls and procedures at March 31, 2024, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Certifying Officers concluded that, at March 31, 2024, our disclosure controls and procedures were effective.
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

Information concerning legal proceedings can be found in Note 13 (Commitments and Contingencies) to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, which information is incorporated by reference into this item.
Item 1A. Risk Factors

Except as set forth below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A of the 2023 Form 10-K. In the course of conducting our business operations, we are exposed to a variety of recurring and new risks, any of which have affected or could materially adversely affect our business, financial condition, and results of operations. The market price of our Class A common stock could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occurs. Any factor described in this report or in any of our other SEC filings could by itself, or together with other factors, adversely affect our financial results and condition. For a discussion of risk factors that could adversely affect our financial results and condition, and the value of, and return on, an investment in the Company, please see the "Item 1A. Risk Factors" section included in the 2023 Form 10-K, as well as the factors identified under "Cautionary Note Regarding Forward-Looking Statements" at the beginning of Part I, Item 1 of this Form 10-Q and as may be updated in subsequent filings with the SEC.

The following risk factor is intended to update the risk factors of the Company previously disclosed in the 2023 Form 10-K.

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

On April 2, 2024, we received a written notice from The Nasdaq Stock Market LLC ("Nasdaq") notifying us that, because the bid price for our Class A common stock has fallen below $1.00 per share for 30 consecutive business days, we no longer comply with the $1.00 Minimum Bid Price requirement set forth in Nasdaq Listing Rule 5450(a)(1) for continued listing on The Nasdaq Global Select Market (the "Minimum Bid Price Requirement"). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has a period of 180 calendar days, or until September 30, 2024, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of the Company's Class A common stock must be at least $1.00 per share for a minimum of 10 consecutive business days as required under Nasdaq Listing Rule 5810(c)(3)(A) (unless the Nasdaq staff exercises its discretion to extend this 10-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H)) during the 180-day period ending September 30, 2024.

If the Company does not regain compliance by September 30, 2024, the Company may be eligible for an additional 180-calendar day compliance period if it elects (and meets the listing standards) to transfer to The Nasdaq Capital Market to take advantage of the additional compliance period offered on that market. To qualify, the Company would be required, among other things, to meet the continued listing requirement for market value of publicly held shares as well as all other standards for initial listing on The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of its intention to cure the bid price deficiency during the second compliance period. If the Company fails to regain compliance during the compliance period (including a second compliance period provided by a transfer to The Nasdaq Capital Market, if applicable), then Nasdaq will notify the Company of its determination to delist its Class A common stock, at which point the Company may appeal Nasdaq's delisting determination to a Nasdaq hearing panel.

We will continue to monitor the bid price levels for our Class A common stock and will consider appropriate alternatives to achieve compliance with the Minimum Bid Price Requirement within the compliance period, including, among other things, a potential reverse stock split. However, we cannot assure you that the price of our Class A common stock will subsequently remain in compliance with the required listing standard or that we will remain in compliance with any of the other applicable continued listing standards of Nasdaq. Any continuing failure to remain in compliance with Nasdaq's continued listing standards, and any subsequent failure to timely resume compliance with Nasdaq's continued listing standards within the applicable cure period could have adverse consequences, and among other things, substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us. Furthermore, a delisting would likely have a negative effect on the price of our Class A common stock and would impair the ability of stockholders to sell or purchase our Class A common stock when they wish to do so. In the event of a delisting, we would expect to take actions to restore our compliance with Nasdaq's listing requirements, but we can provide no assurance that any such action taken by us would allow our Class A common stock to become listed again, lead to stability in the market price of our Class A common stock, improve the liquidity of our Class A common stock, prevent our Class A common stock from dropping below the Nasdaq minimum bid price requirement, or prevent future non-compliance with Nasdaq's listing requirements. As a result of these factors, a delisting of our Class A common stock from Nasdaq would have an adverse impact on the trading, liquidity, and market price of our Class A common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information.
During the three months ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act).

Item 6. Exhibits and Financial Statement Schedules
A list of exhibits to this Form 10-Q is set forth below:

Exhibit No.	Description
10.1*	Non-Employee Director Compensation Policy
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_____________
* Filed herewith.
† Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLOVER HEALTH INVESTMENTS, CORP.

Date: May 7, 2024	By:	/s/ Andrew Toy
Andrew Toy
Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2024	By:	/s/ Terrence Ronan
Terrence Ronan
Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)