Form 10-Q
period 2024-06-30
CLOVER HEALTH INVESTMENTS, CORP. /DE
filed 2024-08-08
CIK 1801170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

At July 31, 2024, the registrant had 407,819,384 shares of Class A Common Stock, $0.0001 par value per share, and 89,649,365 shares of Class B Common Stock, $0.0001 par value per share, issued and outstanding.

		Page
PART I.	FINANCIAL INFORMATION	5

Item 1.	Financial Statements (Unaudited)	5
	Condensed Consolidated Balance Sheets at June 30, 2024, and December 31, 2023	5
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2024 and 2023	7
	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders' Equity for the three and six months ended June 30, 2024 and 2023	8
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023	10
	Notes to Condensed Consolidated Financial Statements	11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	42

PART II.	OTHER INFORMATION	43

Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	43
Item 6.	Exhibits	44

Signatures		45

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
•our ability to maintain and increase adoption and use of Clover Assistant, including the expansion of Clover Assistant for external payors and providers under the brand name Counterpart Assistant;
•the anticipated benefits associated with the use of Clover Assistant, including our ability to utilize the platform to manage our medical care ratios;
•our expectations regarding costs and expenses associated with our exit from the ACO Reach Program;
•our ability to maintain or improve our Medicare Star ratings or otherwise continue to improve the financial performance of our business;
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
•general economic conditions and uncertainty; and
•persistent high inflation and interest rates.
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

Part I
Item 1. Financial Statements and Supplementary Data
CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	June 30, 2024 (Unaudited)	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$254,771	$116,407
Short-term investments	9,661	12,218
Investment securities, available-for-sale (Amortized cost: 2024: $112,328; 2023: $101,412)	111,325	100,702
Investment securities, held-to-maturity (Fair value: 2024: $3,281; 2023: $6,778)	3,295	6,902
Accrued retrospective premiums	53,892	22,076
Other receivables	21,231	16,666
Healthcare receivables	66,739	64,164
Surety bonds and deposits	542	542
Prepaid expenses	14,517	14,418
Other assets, current	3,539	1,404
Assets related to discontinued operations (Note 17)	10,064	72,471
Total current assets	549,576	427,970

Investment securities, available-for-sale (Amortized cost: 2024: $104,229; 2023: $121,868)	102,973	120,208
Investment securities, held-to-maturity (Fair value: 2024: $694; 2023: $692)	791	793
Property and equipment, net	5,276	5,082
Operating lease right-of-use assets	2,858	3,382
Other intangible assets	2,990	2,990
Other assets, non-current	9,746	10,246
Total assets	$674,210	$570,671

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	June 30, 2024 (Unaudited)	December 31, 2023
Liabilities and Stockholders' Equity
Current liabilities
Unpaid claims	$199,266	$135,737
Due to related parties, net	1,284	1,363
Accounts payable and accrued expenses	40,441	37,184
Accrued salaries and benefits	32,400	20,951
Deferred revenue	13	3,099
Operating lease liabilities	1,491	1,665
Other liabilities, current	843	1,017
Liabilities related to discontinued operations (Note 17)	48,773	60,099
Total current liabilities	324,511	261,115

Long-term operating lease liabilities	2,519	2,998
Other liabilities, non-current	22,292	20,164
Total liabilities	349,322	284,277
Commitments and contingencies (Note 13)
Stockholders' equity
Class A Common Stock, $0.0001 par value; 2,500,000,000 shares authorized at June 30, 2024 and December 31, 2023; 406,486,444 and 401,183,882 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	41	40
Class B Common Stock, $0.0001 par value; 500,000,000 shares authorized at June 30, 2024 and December 31, 2023; 89,649,365 and 87,867,732 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	9	9
Additional paid-in capital	2,517,959	2,461,238
Accumulated other comprehensive loss	(2,259)	(2,370)
Accumulated deficit	(2,171,556)	(2,159,794)
Less: Treasury stock, at cost; 14,574,401 and 7,912,750 shares held at June 30, 2024 and December 31, 2023, respectively	(19,306)	(12,729)
Total stockholders' equity	324,888	286,394
Total liabilities and stockholders' equity	$674,210	$570,671
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands, except per share and share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Premiums earned, net (Net of ceded premiums of $102 and $113 for the three months ended June 30, 2024 and 2023, respectively; net of ceded premiums of $203 and $235 for the six months ended June 30, 2024 and 2023, respectively)	$349,900	$314,383	$691,622	$631,469
Other income	6,360	5,755	11,560	10,661
Total revenues	356,260	320,138	703,182	642,130

Operating expenses:
Net medical claims incurred	248,347	244,262	513,509	519,051
Salaries and benefits	55,499	62,437	114,722	131,418
General and administrative expenses	44,424	41,710	88,993	99,354
Premium deficiency reserve benefit	—	(5,138)	—	(6,948)
Depreciation and amortization	330	999	648	1,278
Restructuring costs	473	4,750	826	6,557
Total operating expenses	349,073	349,020	718,698	750,710
Income (loss) from continuing operations	7,187	(28,882)	(15,516)	(108,580)

Change in fair value of warrants	17	—	17	—
Interest expense	—	7	—	7
Loss on investment	—	—	467	—
Net income (loss) from continuing operations	7,170	(28,889)	(16,000)	(108,587)
Net income from discontinued operations (Note 17)	238	75	4,238	7,167
Net income (loss)	$7,408	$(28,814)	$(11,762)	$(101,420)

Per share data:
Basic weighted average number of Class A and Class B common shares and common share equivalents outstanding	487,483,087	479,163,752	487,575,520	479,819,237
Diluted weighted average number of Class A and Class B common shares and common share equivalents outstanding	495,179,955	479,163,752	487,575,520	479,819,237
Continuing operations:
Basic earnings (loss) per share	$0.01	$(0.06)	$(0.03)	$(0.23)
Diluted earnings (loss) per share	0.01	(0.06)	(0.03)	(0.23)
Discontinued operations:
Basic earnings per share	0.00	0.00	0.01	0.01
Diluted earnings per share	0.00	0.00	0.01	0.01

Net unrealized gain on available-for-sale investments	301	316	111	2,659
Comprehensive income (loss)	$7,709	$(28,498)	$(11,651)	$(98,761)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2023	401,183,882	$40	87,867,732	$9	7,912,750	$(12,729)	$2,461,238	$(2,159,794)	$(2,370)	$286,394
Stock issuance for exercise of stock options, net of early exercise liability	83	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	28,798	—	—	28,798
Vested restricted stock units	8,672,362	1	1,781,633	—	—	—	—	—	—	1
Unrealized holdings gain on investment securities, available for sale	—	—	—	—	—	—	—	—	(190)	(190)
Treasury stock acquired	(3,700,995)	—	—	—	3,700,995	(3,359)	—	—	—	(3,359)
Net loss	—	—	—	—	—	—	—	(19,170)	—	(19,170)
Balance, March 31, 2024	406,155,332	$41	89,649,365	$9	11,613,745	$(16,088)	$2,490,036	$(2,178,964)	$(2,560)	$292,474
Stock issuance for exercise of stock options, net of early exercise liability	61,212	—	—	—	—	—	23	—	—	23
Stock-based compensation	—	—	—	—	—	—	27,900	—	—	27,900
Vested restricted stock units	3,003,054	—	—	—	—	—	—	—	—	—
Unrealized holdings gain on investment securities, available for sale	—	—	—	—	—	—	—	—	301	301
Treasury stock acquired	(1,122,347)	—	—	—	1,122,347	(1,446)	—	—	—	(1,446)
Issuance of Common Stock under Employee Stock Purchase Plan	227,502	—	—	—	—	—	—	—	—	—
Repurchases of Common Stock	(1,838,309)	—	—	—	1,838,309	(1,772)	—	—	—	(1,772)
Net income	—	—	—	—	—	—	—	7,408	—	7,408
Balance, June 30, 2024	406,486,444	$41	89,649,365	$9	14,574,401	$(19,306)	$2,517,959	$(2,171,556)	$(2,259)	$324,888

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2022	383,998,718	$37	94,394,852	$9	2,072,752	$(6,509)	$2,319,157	$(1,955,582)	$(9,374)	$347,738
Change in accounting policy	—	—	—	—	—	—	—	9,149	—	9,149
Stock issuance for exercise of stock options, net of early exercise liability	1,240	—	—	—	—	—	848	—	—	848
Stock-based compensation	—	—	—	—	—	—	38,617	—	—	38,617
Vested restricted stock units	5,390,973	—	1,773,104	—	—	—	—	—	—	—
Unrealized holdings gain on investment securities, available for sale	—	—	—	—	—	—	—	—	2,343	2,343
Conversion from Class B Common Stock to Class A Common Stock	7,672,463	—	(7,672,463)	—	—	—	—	—	—	—
Treasury stock acquired	(2,933,721)	—	—	—	2,933,721	(2,982)	—	—	—	(2,982)
Net loss	—	—	—	—	—	—	—	(72,606)	—	(72,606)
Balance, March 31, 2023	394,129,673	$37	88,495,493	$9	5,006,473	$(9,491)	$2,358,622	$(2,019,039)	$(7,031)	$323,107
Stock issuance for exercise of stock options, net of early exercise liability	1,241	—	—	—	—	—	270	—	—	270
Stock-based compensation	—	—	—	—	—	—	36,108	—	—	36,108
Vested restricted stock units	1,180,084	—	—	—	—	—	—	—	—	—
Unrealized holdings gain on investment securities, available for sale	—	—	—	—	—	—	—	—	316	316
Conversion from Class B Common Stock to Class A Common Stock	627,761	—	(627,761)	—	—	—	—	—	—	—
Treasury Stock	(439,241)	—	—	—	439,241	(417)	—	—	—	(417)
Issuance of Common Stock under Employee Stock Purchase Plan	271,152	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(28,814)	—	(28,814)
Balance, June 30, 2023	395,770,670	$37	87,867,732	$9	5,445,714	$(9,908)	$2,395,000	$(2,047,853)	$(6,715)	$330,570
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(11,762)	$(101,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	648	1,278
Stock-based compensation	56,698	74,725
Change in fair value of warrants and amortization of warrants	17	—
Accretion, net of amortization	(1,618)	(1,853)
Accrued interest earned	(463)	(289)
Net realized gains on investment securities	(5)	(19)
Loss on investment	467	—
Premium deficiency reserve	—	(6,948)
Changes in operating assets and liabilities:
Accrued retrospective premiums	(31,816)	18,324
Other receivables	(4,565)	6,960
Prepaid expenses	(99)	2,901
Other assets	(2,125)	2,861
Healthcare receivables	(2,575)	19,341
Operating lease right-of-use assets	524	157
Unpaid claims	63,450	(20,814)
Accounts payable and accrued expenses	3,257	7,474
Accrued salaries and benefits	11,449	(4,311)
Deferred revenue	(3,086)	113,537
Other liabilities	1,954	281
Operating lease liabilities	(653)	(508)
Net cash provided by operating activities from continuing operations	79,697	111,677
Net cash (used in) provided by operating activities from discontinued operations (Note 17)	(9,005)	20,528
Net cash provided by operating activities	70,692	132,205

Cash flows from investing activities:
Purchases of short-term investments, available-for-sale, and held-to-maturity securities	(51,670)	(74,156)
Proceeds from sales of short-term investments and available-for-sale securities	—	60,436
Proceeds from maturities of short-term investments, available-for-sale, and held-to-maturity securities	66,651	90,997
Purchases of property and equipment	(842)	(605)
Net cash provided by investing activities	14,139	76,672

Cash flows from financing activities:
Issuance of common stock, net of early exercise liability	23	1,118
Repurchases of common stock	(1,772)	—
Treasury stock acquired	(4,805)	(3,399)
Net cash used in financing activities	(6,554)	(2,281)

Net increase in cash, cash equivalents, and restricted cash for discontinued and continuing operations	78,277	206,596
Cash, cash equivalents, and restricted cash, beginning of period for discontinued and continuing operations	176,494	186,213
Cash, cash equivalents, and restricted cash, end of period for discontinued and continuing operations	$254,771	$392,809

Reconciliation of cash and cash equivalents and restricted cash for discontinued and continuing operations
Cash and cash equivalents	$254,771	$310,079
Restricted cash	—	82,730
Total cash, cash equivalents, and restricted cash for discontinued and continuing operations	$254,771	$392,809
Supplemental disclosure of non-cash activities
Performance year receivable	$—	$(377,239)
Performance year obligation	—	377,239
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

Clover aims to provide affordable, high-quality Medicare Advantage plans, including Preferred Provider Organization ("PPO") and Health Maintenance Organization ("HMO") plans, through its regulated insurance subsidiaries. The Company's regulated insurance subsidiaries consist of Clover Insurance Company and Clover HMO of New Jersey Inc., which operate the Company's PPO and HMO health plans, respectively. On April 1, 2021, the Company's subsidiary, Clover Health Partners, LLC ("Health Partners"), began participating as a Direct Contracting Entity ("DCE") in the Global and Professional Direct Contracting Model ("DC Model") of the Centers for Medicare and Medicaid Services ("CMS"), an agency of the United States Department of Health and Human Services, through which the Company had previously provided care to aligned Medicare fee-for-service ("FFS") beneficiaries (the "Non-Insurance Beneficiaries") through our prior participation in ACO REACH Program, as defined herein. CMS redesigned the DC Model and renamed it the Accountable Care Organization ("ACO") Realizing Equity, Access, and Community Health ("REACH") ("ACO REACH") Model effective January 1, 2023. On December 1, 2023, the Company notified CMS that it will no longer participate as a REACH ACO in the CMS ACO Reach Program, effective as of the end of the 2023 performance year. The Company’s exit from the ACO REACH Program follows its November 2022 announcement of a strategic reduction in the number of ACO REACH participating physicians in 2023, and was made after the Company determined that it is in the Company's best interest to fully exit the ACO REACH Program starting with the 2024 performance year. The activity recognized during 2024 relates to prior performance years with CMS and are presented in discontinued operations for all periods presented in the condensed consolidated financial statements. See Note 17 for further discussion of discontinued operations. Medical Service Professionals of NJ, LLC, houses Clover's employed physicians and the related support staff for Clover's in-home care program. Clover's administrative functions and insurance operations are primarily operated by its Clover Health, LLC and Clover Health Labs, LLC subsidiaries.
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
During the second quarter of 2024, the Company launched Counterpart Health, Inc., a New Software-as-a-Service (“SaaS”) and Tech Enabled Services Solution to bring the power of CA Technology to Medicare Advantage payors and providers. This external offering aims to equip clinician users with the Company's already built, clinician-centric, and AI-powered care management platform. Strategically, Counterpart Health, Inc., a subsidiary of Clover Health, aims to extend the benefits of data-driven proven technology and personalized care to a wider audience, enabling enhanced patient outcomes and reduced healthcare costs across the nation. Counterpart Health is complementary to Clover Health, and enables the Company to deploy and expand the reach of its existing technology asset for new potential growth and high margin business opportunities, with low startup costs.
For additional information, see Note 1 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Form 10-K").

2. Summary of Significant Accounting Policies
Basis of presentation
The Company's condensed consolidated financial statements have been prepared in conformity with the generally accepted accounting principles in the United States ("GAAP") as well as in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and include the accounts of the Company and its wholly-owned subsidiaries. In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments, necessary for a fair presentation of its financial condition and its results of operations for the periods presented. All material intercompany balances and transactions have been eliminated in consolidating these financial statements. Investments over which we exercise significant influence, but do not control, are accounted for using the applicable accounting treatment based on the nature of the investment. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in the 2023 Form 10-K.
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
Reclassifications
Certain amounts in the prior year's Condensed Consolidated Statements of Cash Flows have been reclassified to conform to the current year's presentation, primarily related to Surety bonds and deposits and Change in restricted cash related to surety bonds, deposits, and escrow accounts. In addition, certain amounts have also been reclassified related to Accretion, net of amortization and Accrued interest earned.
Discontinued Operations
The results of operations for the Company's former Non-Insurance segment have been reclassified as discontinued operations for all periods presented in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Assets and liabilities related to the Company's former Non-Insurance segment have been reclassified as discontinued operations for all periods presented in the Condensed Consolidated Balance Sheets. Refer to Note 17 - Discontinued Operations for additional information.
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
When the Company's carrying value in an equity method investee company is reduced to zero, no further losses are recorded in the Company's condensed consolidated financial statements unless the Company guaranteed obligations of the investee company or has committed additional funding. When the investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.

Segment information
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker ("CODM") in deciding how to allocate resources to an individual segment and in assessing performance. The Company's CODM is its Chief Executive Officer. At June 30, 2024, the Company has one reportable segment, Insurance. Beginning in 2024, the Company exited the ACO REACH Model and as a direct result, the reportable operating segment formerly known as Non-Insurance no longer meets the criteria of a required reportable operating segment.
Capitalized software development costs - cloud computing arrangements
The Company's cloud computing arrangements are mostly comprised of hosting arrangements that are mostly service contracts, whereby the Company gains remote access to use enterprise software hosted by the vendor or another third party on an as-needed basis for a period of time in exchange for a subscription fee. Implementation costs for cloud computing arrangements are capitalized if certain criteria are met and consist of internal and external costs directly attributable to developing and configuring cloud computing software for its intended use. These capitalized implementation costs are presented in the Condensed Consolidated Balance Sheets within Prepaid expenses and are generally amortized over the fixed, non-cancelable term of the associated hosting arrangement on a straight-line basis.
Deferred acquisition costs
Acquisition costs directly related to the successful acquisition of new business, which are primarily made up of commissions costs, are deferred and subsequently amortized. Deferred acquisition costs are recorded within Other assets, current in the Condensed Consolidated Balance Sheets and are amortized over the estimated life of the related contracts. The amortization of deferred acquisition costs is recorded within General and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). For the three months ended June 30, 2024 and 2023, charges related to deferred acquisition costs of $1.8 million and $1.0 million, respectively. For the six months ended June 30, 2024 and 2023, charges related to deferred acquisition costs of $2.8 million and $4.9 million, respectively, were recognized in General and administrative expenses.
Restructuring Activities
Restructuring related expenses, which are recorded within Restructuring costs in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), include employee termination benefits, vendor costs associated with restructuring activities, and other costs associated with the business transformation initiatives. Restructuring costs are determined based on estimates, which are prepared at the time the restructuring actions are approved by management and are periodically reviewed and updated for changes in estimates. The Company applies the provisions of ASC 420, Exit or Disposal Cost Obligations ("ASC 420") as these costs meet the criteria of a one-time benefit. Under ASC 420-10, the Company establishes a liability for a cost associated with an exit or disposal activity, including employee termination benefits and other restructuring related costs, when the liability is incurred, rather than at the date that the Company commits to an exit plan. At each reporting date, there is an evaluation of the liability to ensure the amount is still appropriate. See Note 16 (Restructuring costs) for further discussion.
Recent accounting pronouncements
Recently adopted accounting pronouncements
There have been no new accounting pronouncements adopted during the six months ended June 30, 2024 that have had a material impact the Company's condensed consolidated financial statements.
Accounting pronouncements effective in future periods
In July 2023, the FASB issued ASU 2023-03, Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718); Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock (“ASU 2023-03”). This ASU amends or supersedes various SEC paragraphs within the applicable codification to conform to past SEC staff announcements. This ASU does not provide any new guidance. Accordingly, the Company adopted ASU 2023-03 immediately upon its issuance. The adoption of ASU 2023-03 did not have any impact on its condensed consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update aim to improve reportable segment disclosures by requiring enhanced disclosures around significant segment expenses that are regularly provided to the chief operating decision maker. Additionally, ASU 2023-07 requires that all existing annual disclosures about segment profit or loss must be provided on an interim basis and clarifies that single reportable segment entities are subject to the disclosure requirement under Topic 280 in its entirety. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years beginning after December 15, 2024. A public entity should apply ASU 2023-07 retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-07 on its condensed consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update aim to provide more transparency regarding tax disclosures mainly related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of ASU 2023-09 on its condensed consolidated financial statements and related disclosures.
3. Investment Securities
The following tables present amortized cost and fair values of investments at June 30, 2024 and December 31, 2023, respectively:

June 30, 2024	Amortized cost	Accumulated unrealized gains	Accumulated unrealized losses	Fair value
	(in thousands)
Investment securities, held-to-maturity
U.S. government and government agencies and authorities	$4,086	$—	$(111)	$3,975
Investment securities, available-for-sale
U.S. government and government agencies and authorities	142,234	104	(2,319)	140,019
Corporate debt securities	72,415	49	(93)	72,371
Other	1,908	—	—	1,908
Total held-to-maturity and available-for-sale investment securities	$220,643	$153	$(2,523)	$218,273

December 31, 2023	Amortized cost	Accumulated unrealized gains	Accumulated unrealized losses	Fair value
	(in thousands)
Investment securities, held-to-maturity
U.S. government and government agencies and authorities	$7,695	$—	$(225)	$7,470
Investment securities, available-for-sale
U.S. government and government agencies and authorities	126,071	713	(3,070)	123,714
Corporate debt	95,354	165	(176)	95,343
Other	1,855	—	(2)	1,853
Total held-to-maturity and available-for-sale investment securities	$230,975	$878	$(3,473)	$228,380
The following table presents the amortized cost and fair value of debt securities at June 30, 2024, by contractual maturity:

June 30, 2024	Held-to-maturity		Available-for-sale
	Amortized cost	Fair value	Amortized cost	Fair value
	(in thousands)
Due within one year	$3,295	$3,281	$112,328	$111,325
Due after one year through five years	681	607	104,229	102,973
Due after five years through ten years	—	—	—	—
Due after ten years	110	87	—	—
Total	$4,086	$3,975	$216,557	$214,298

For the three and six months ended June 30, 2024 and 2023, respectively, net investment income, which is included in Other income in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), was derived from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Cash and cash equivalents	$3,446	$2,405	$5,632	$4,034
Short-term investments	143	823	316	1,315
Investment securities	2,145	1,668	4,253	3,482
Investment income, net	$5,734	$4,896	$10,201	$8,831
Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at June 30, 2024, and December 31, 2023, respectively:

June 30, 2024	Less than 12 months		Greater than 12 months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands, except number of positions)
U.S. government and government agencies and authorities	$46,447	$(119)	$62,877	$(2,311)	$109,324	$(2,430)
Corporate debt securities	30,170	(47)	18,569	(46)	48,739	(93)
Total	$76,617	$(166)	$81,446	$(2,357)	$158,063	$(2,523)
Number of positions	47		42		89

December 31, 2023	Less than 12 months		Greater than 12 months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands, except number of positions)
U.S. government and government agencies and authorities	$12,584	$(32)	$61,628	$(3,259)	$74,212	$(3,291)
Corporate debt securities	61,007	(175)	5,017	(7)	66,024	(182)
Total	$73,591	$(207)	$66,645	$(3,266)	$140,236	$(3,473)
Number of positions	69		27		96
The Company did not record any credit allowances for debt securities that were in an unrealized loss position at June 30, 2024 and December 31, 2023.
At June 30, 2024, all securities were investment grade, with credit ratings of BBB+ or higher by S&P Global or as determined by other credit rating agencies within the Company's investment policy. Unrealized losses on investment grade securities are principally related to changes in interest rates or changes in issuer or sector related credit spreads since the securities were acquired. The gross unrealized investment losses at June 30, 2024, were assessed, based on, among other things:
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

Proceeds from sales and maturities of investment securities, inclusive of short-term investments, and related gross realized gains (losses) which are included in Other income in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), were as follows for the three and six months ended June 30, 2024 and 2023, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Proceeds from sales of investment securities	$—	$45,435	$—	$60,436
Proceeds from maturities of investment securities	32,916	27,673	66,651	90,997

Gross realized gains	4	38	5	38
Gross realized losses	—	(19)	—	(19)
Net realized gains	$4	$19	$5	$19
At June 30, 2024 and December 31, 2023, the Company had $14.9 million and $14.7 million, respectively, in deposits with various states and regulatory bodies that are included as part of the Company's investment balances.
4. Fair Value Measurements
The following tables present a summary of fair value measurements for financial instruments at June 30, 2024 and December 31, 2023, respectively:

June 30, 2024	Level 1	Level 2	Level 3	Total fair value
	(in thousands)
U.S. government and government agencies	$—	$140,019	$—	$140,019
Corporate debt securities	—	72,371	—	72,371
Other	1,908	—	—	1,908
Warrants receivable	—	—	797	797
Total assets at fair value	$1,908	$212,390	$797	$215,095

December 31, 2023	Level 1	Level 2	Level 3	Total fair value
	(in thousands)
U.S. government and government agencies	$—	$123,714	$—	$123,714
Corporate debt securities	—	95,343	—	95,343
Other	1,853	—	—	1,853
Warrants receivable	—	—	814	814
Total assets at fair value	$1,853	$219,057	$814	$221,724
The changes in balances of Clover's Level 3 financial assets and liabilities during the six months ended June 30, 2024 were as follows:

	Warrants receivable	Total
	(in thousands)
Balance, December 31, 2023	$814	$814
Total unrealized losses	17	17
Balance, June 30, 2024	$797	$797
There were no transfers in or out of Level 3 financial assets or liabilities for the six months ended June 30, 2024 or June 30, 2023.

Private Warrants
At June 30, 2024, the Company had exercisable private warrants which were embedded in several agreements as derivatives. These private warrants were accounted for as assets in accordance with ASC 815-40 and are presented in Other assets, non-current in the Condensed Consolidated Balance Sheets. The warrant assets are measured at fair value at inception and on a recurring basis until redeemed, with changes in fair value presented in Change in fair value of warrants in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). These private warrants were classified within Level 3 due to the subjectivity and use of estimates in the calculation of their fair value. These warrants at measurement date, December 31, 2023, were assessed to have a fair value of $0.8 million, with no other activity for the three months ended June 30, 2024. The Company reassesses the fair values of the warrants based on updated estimates and for the six months ended June 30, 2024, there was less than $0.1 million unrealized losses recognized.
5. Healthcare Receivables
Healthcare receivables include pharmaceutical rebates that are accrued as they are earned and estimated based on contracted rebate rates, eligible amounts submitted to the manufacturers by the Company's pharmacy manager, pharmacy utilization volume, and historical collection patterns. Also included in Healthcare receivables are Medicare Part D settlement receivables, member premium receivables, and other CMS receivables. The Company reported $66.7 million and $64.2 million within Healthcare receivables at June 30, 2024, and December 31, 2023, respectively.
6. Related Party Transactions
Related party agreements
The Company has various contracts with IJKG Opco LLC (d/b/a CarePoint Health - Bayonne Medical Center), Hudson Hospital Opco, LLC (d/b/a CarePoint Health - Christ Hospital) and Hoboken University Medical Center Opco LLC (d/b/a CarePoint Health - Hoboken University Medical Center), which collectively do business as the CarePoint Health System ("CarePoint Health"), for the provision of inpatient and hospital-based outpatient services. CarePoint Health was ultimately held and controlled by Vivek Garipalli, the Company's Executive Chairman and a significant stockholder of the Company. In May 2022, Mr. Garipalli and his family completed a donation of their interest in CarePoint Health to a non-profit organization called CarePoint Health Systems, Inc. Following the donation, Mr. Garipalli has remained a Manager of Hudson Hospital Propco, LLC, an affiliate of Hudson Hospital Opco, LLC. Additionally, certain affiliates of Mr. Garipalli are owed certain money from CarePoint Health for prior obligations, and Mr. Garipalli has an indirect interest in Sequoia Healthcare Services, LLC and Sequoia Healthcare Management, LLC, which both provide services to CarePoint Health. Expenses and fees incurred related to Clover's contracts with CarePoint Health, recorded in Net medical claims incurred, in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), were $2.3 million and $2.9 million for the three months ended June 30, 2024 and 2023, respectively, and $2.8 million and $6.6 million for the six months ended June 30, 2024 and 2023, respectively. Additionally, $1.3 million and $1.4 million were payable to CarePoint Health at June 30, 2024, and December 31, 2023, respectively.
The Company has a contract with Medical Records Exchange, LLC (formerly known as "ChartFast," now d/b/a Credo) pursuant to which the Company receives administrative services related to medical records retrieval via Credo's electronic applications and web portal platform. Expenses and fees incurred related to this agreement were $0.3 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively, and $0.4 million and $0.3 million for the six months ended June 30, 2024 and 2023, respectively. Vivek Garipalli, the Company's Executive Chairman and significant stockholder of the Company, is an indirect owner of Medical Records Exchange, LLC.
Since July 2, 2021, the Company has contracted with Thyme Care, Inc. ("Thyme Care"), an oncology care management company, through which Thyme Care was engaged to provide cancer care management services to the Company's Insurance members and develop a provider network to help ensure member access to high-value oncology care. The Company and Thyme Care have amended the terms of the engagement, effective April 1, 2023, to include additional clinical services available to Clover members as well as the value based payment terms. The Company entered into an agreement with Thyme Care effective September 23, 2020 where the Company purchased 1,773,049 shares (less than five percent (5%) of its class A common stock). The fair value of these shares is $0.5 million at June 30, 2024, and is recognized in Other assets, non-current, in the Condensed Consolidated Balance Sheets. In accordance with ASC 321, any changes in fair value associated with these shares are recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Mr. Garipalli is a member of the board of directors of Thyme Care and holds an equity interest of less than five percent (5%) of that entity. Expenses and fees incurred related to this agreement were $2.3 million and $0.4 million for the three months ended June 30, 2024 and 2023, respectively, and $2.3 million and $0.8 million for the six months ended June 30, 2024 and 2023, respectively. Additionally, $2.7 million and $0.2 million were payable to Thyme Care at June 30, 2024, and December 31, 2023, respectively.

7. Unpaid Claims
Activity within the liability for Unpaid claims, including claims adjustment expenses, for the six months ended June 30, 2024 and 2023, respectively, is summarized as follows:

Six Months Ended June 30,	2024	2023
	(in thousands)
Gross and net balance, beginning of period (1)	$137,100	$137,395
Incurred related to:
Current year	531,627	515,089
Prior years	(28,021)	(3,168)
Total incurred	503,606	511,921
Paid related to:
Current year	359,462	409,780
Prior years	80,694	122,956
Total paid	440,156	532,736
Gross and net balance, end of period (1)	$200,550	$116,580
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
Unpaid Claims for Insurance Operations
Unpaid claims for Insurance operations were $200.6 million at June 30, 2024. During the six months ended June 30, 2024, $80.7 million was paid for incurred claims attributable to insured events of prior years. A favorable development of $28.0 million was recognized during the six months ended June 30, 2024, resulting from the Company's actual experience with claims developing differently as compared to the Company's estimates at December 31, 2023. A favorable development of $3.2 million was recognized during the six months ended June 30, 2023, resulting from the Company's actual experience with claims developing differently as compared to the Company's estimates at December 31, 2022. Original estimates are increased or decreased, as additional information becomes known regarding individual claims. The ratio of current year medical claims paid as a percentage of current year Net medical claims incurred was 67.6% for the six months ended June 30, 2024, and 79.6% for the six months ended June 30, 2023. This ratio serves as an indicator of claims processing speed, indicating that claims were processed at a slower rate during the six months ended June 30, 2024, than during the six months ended June 30, 2023. As a result of slower claims processing, unpaid claims liability increased which was primarily due to claim submission and payment process disruptions related to a third-party cyber incident.

8. Stockholders' Equity and Convertible Preferred Stock
Stockholders' Equity
The Company was authorized to issue up to 2,500,000,000 shares of Class A common stock at June 30, 2024 and December 31, 2023, respectively, and up to 500,000,000 shares of Class B common stock at June 30, 2024 and December 31, 2023. At June 30, 2024 and December 31, 2023, there were 406,486,444 and 401,183,882 shares of Class A common stock issued and outstanding, respectively. There were 89,649,365 and 87,867,732 shares of Class B common stock issued and outstanding at June 30, 2024 and December 31, 2023, respectively. Class B common stock has 10 votes per share, and Class A common stock has one vote per share. The Company had 14,574,401 and 7,912,750 shares held in treasury at June 30, 2024 and December 31, 2023, respectively. These amounts represent shares withheld to cover taxes upon vesting of employee stock-based awards.
On May 6, 2024, the Board of Directors of the Company authorized the repurchase of up to $20,000,000 in shares of the Company’s outstanding Class A Common Stock over a two year period. The timing, manner, price and amount of any repurchases are determined by the discretion of management, depending on market conditions and other factors. Repurchases may be made through open market purchases, including through Rule 10b5-1 trading plans, block trades or privately negotiated purchases or otherwise. The exact number of shares to be repurchased by the Company, if any, is not guaranteed, and there is no minimum number of shares that the Company is required to purchase. Depending on market conditions and other factors, these repurchases may be commenced, suspended or discontinued at any time or periodically without prior notice.
Shares repurchased by the Company are accounted for on the settlement date. Upon settlement, repurchased shares are held as treasury shares and are no longer considered outstanding. The total cost to repurchase shares includes any direct costs incurred, including broker commissions and excise taxes, and is recorded as a reduction to additional paid in capital in the Condensed Consolidated Balance Sheets. During the three months ended June 30, 2024, the Company repurchased 1,838,309 shares for an aggregate total of $1.8 million.
At June 30, 2024, the Company was authorized to issue 25,000,000 shares of preferred stock having a par value of $0.0001 per share, and the Company's Board has the authority to determine the rights, preferences, privileges, and restrictions, including voting rights, of those shares. At June 30, 2024, there were no shares of preferred stock issued and outstanding.

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
The Company determined that it does have a significant influence over Character Biosciences and, therefore, it began accounting for its common stock investment in Character Biosciences using the equity method on February 4, 2022. The Company derecognized all of Character Biosciences' assets and liabilities from its balance sheet and its noncontrolling interest related to Character Biosciences, and recognized the retained common stock and preferred stock equity interests at fair values of $3.7 million and $4.9 million, respectively, which are included in Equity method investment and Other assets, non-current in the Condensed Consolidated Balance Sheets. For the year ended December 31, 2022, the Company recognized a gain on investment of $9.2 million which is included in Loss (gain) on investment in the Consolidated Statements of Operations and Comprehensive Income (Loss). For the year ended December 31, 2023, the Company recognized a loss on investment of $4.7 million.
As the Company applies the equity method to account for its common stock interest in Character Biosciences, the initial value of the investment is adjusted periodically to recognize (i) the proportionate share of the investee's net income or losses after the date of investment, (ii) additional contributions made and dividends or distributions received, and (iii) impairment losses resulting from adjustments to net realizable value. The Company eliminates all intercompany transactions in accounting for equity method investments and records the proportionate share of the investee's net income or loss in equity in loss on investment in the Consolidated Statements of Operations and Comprehensive Income (Loss).

In accordance with ASC 323 Investments - Equity Method and Joint Ventures (“ASC 323”), the Company recognized the proportionate share of Character Bioscience's net loss up to the investment carrying amount. As a result, the Company did not recognize any shared gain or loss for the three months ended June 30, 2024 and 2023, respectively, and recognized a loss of $0.5 million and none for the six months ended June 30, 2024 and 2023, respectively. The equity method investment in Character Biosciences was reduced to zero during the three months ended March 31, 2024 and no further losses can recorded in the Company's condensed consolidated financial statements as the Company did not guarantee obligations of the investee company nor has not committed additional funding. The Company will begin recognizing its share of net income only when it is greater than the cumulative net losses not recognized during the period the equity method was suspended.
10. Employee Benefit Plans
Employee Savings Plan
The Company has a defined contribution retirement savings plan (the "401(k) Plan") covering eligible employees, which includes safe harbor matching contributions based on the amount of employees' contributions to the 401(k) Plan. The Company contributes to the 401(k) Plan annually 100.0% of the first 4.0% compensation that is contributed by the employee up to 4.0% of eligible annual compensation after one year of service. The Company's service contributions to the 401(k) Plan amounted to approximately $0.5 million and $0.4 million for the three months ended June 30, 2024 and 2023, respectively, and $1.1 million and $0.9 million for the six months ended June 30, 2024 and 2023, respectively, and are included in Salaries and benefits in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The Company's cash match is invested pursuant to the participant's contribution direction. Employer contributions are immediately 100.0% vested.
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
The maximum number of shares of the Company's common stock reserved for issuance over the term of the Plans, shares outstanding under the Plans, and shares remaining under the Plans at June 30, 2024 were as follows:

June 30, 2024	Shares Authorized Under Plans	Shares Outstanding Under Plans	Shares Remaining Under Plans
2014 Plan	54,402,264	34,616,068	N/A
2020 Plan	86,604,581	43,871,475	20,514,172
2020 MIP	33,426,983	23,398,889	—
Inducement Plan	11,000,000	6,487,403	—

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
The Company recorded Stock-based compensation for stock options, RSUs, and PRSUs granted under the Plans, and discounts offered in connection with the Company's 2020 Employee Stock Purchase Plan ("ESPP") of $27.9 million and $36.1 million during the three months ended June 30, 2024 and 2023, respectively, and $56.7 million and $74.7 million during the six months ended June 30, 2024 and 2023, respectively, and such expenses are presented in Salaries and benefits in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Compensation cost presented in Salaries and benefits in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) were as follows:

Three Months Ended June 30,	2024	2023
	(in thousands)
Stock options	$530	$748
RSUs	20,400	20,936
PRSUs	6,944	14,398
ESPP	26	26
Total compensation cost recognized for stock-based compensation plans	$27,900	$36,108

Six Months Ended June 30,	2024	2023
	(in thousands)
Stock options	$1,148	$2,089
RSUs	41,317	41,936
PRSUs	14,157	30,593
ESPP	76	107
Total compensation cost recognized for stock-based compensation plans	$56,698	$74,725
At June 30, 2024, there was approximately $401.0 million of unrecognized stock-based compensation expense related to unvested stock options, unvested RSUs, unvested PRSUs, and the ESPP, estimated to be recognized over a period of four years.
Stock Options
The Company did not grant stock options during the six months ended June 30, 2024 and 2023, respectively.
A summary of option activity under the 2020 Plan during the six months ended June 30, 2024, was as follows:

	Number of stock options	Weighted-average exercise price
Outstanding, January 1, 2024	952,900	$8.88
Granted	—	—
Exercised	—	—
Forfeited	(91,631)	8.88
Outstanding, June 30, 2024	861,269	$8.88

A summary of stock option activity under the 2014 Plan during the six months ended June 30, 2024, was as follows:

	Number of stock options	Weighted-average exercise price
Outstanding, January 1, 2024	24,041,753	$1.45
Granted	—	—
Exercised	(87,810)	0.26
Forfeited	(84,871)	2.85
Outstanding, June 30, 2024	23,869,072	$2.73
At June 30, 2024, outstanding stock options, substantially all of which are expected to vest, had an aggregate intrinsic value of less than $0.1 million, and a weighted-average remaining contractual term of four years. At June 30, 2024, there were 24,190,141 options exercisable under the Plan, with an aggregate intrinsic value of less than $0.1 million, a weighted-average exercise price of $2.87 per share, and a weighted-average remaining contractual term of 4.89 years. The total value of stock options exercised during the six months ended June 30, 2024 and 2023 was $0.1 million. Cash received from stock option exercises during the six months ended June 30, 2024 and 2023 totaled less than $0.1 million and none, respectively.
Restricted Stock Units
A summary of total RSU activity is presented below:

	Number of RSUs	Weighted-average grant date fair value per share
Outstanding, January 1, 2024	56,928,405	$4.28
Granted	16,232,187	0.81
Released	(12,983,357)	5.53
Forfeited	(7,122,050)	2.00
Outstanding, June 30, 2024	53,055,185	$3.22
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

At June 30, 2024, the market condition component of these PRSUs has not been met, so the awards have not been earned. This expense represents most of the PRSU expense recognized for the three and six months ended June 30, 2024 related to stock-based compensation plans which is presented in Salaries and benefits in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The Company has also determined the requisite service period for the PRSUs with multiple performance conditions to be the longest of the explicit, implicit, or derived service period for each tranche.
A summary of PRSU activity is presented below:

	Number of PRSUs	Weighted-average grant date fair value per share
Non-vested, January 1, 2024	32,131,532	$8.36
Granted during 2024	—	—
Adjustment for performance condition achieved(1)	99,558	0.94
Vested	(1,327,613)	1.29
Forfeited	(315,292)	1.56
Non-vested at June 30, 2024	30,588,185	$8.72
(1) Represents an increase in the number of original CLOV performance share units awarded based on final achievement at the end of the performance period of such awards
At June 30, 2024, there was $24.5 million of unrecognized share-based compensation expense related to PRSUs, which is expected to be recognized over a period of four years.
2020 Employee Stock Purchase Plan
On January 6, 2021, the Board adopted and the Company's stockholders approved the ESPP, which permits eligible employees and service providers of either the Company or designated related companies and affiliates to contribute up to 15% of their eligible compensation during defined offering periods to purchase shares of the Company’s Class A common stock at a 15% discount from the fair market value of the common stock as determined on specific dates at specific intervals. Subject to adjustments provided in the ESPP that are discussed below, the maximum number of shares of common stock that may be purchased under the ESPP is 14,163,863 shares, and the maximum number of shares that may be purchased on any single purchase date by any one participant is 5,000 shares. At June 30, 2024, 12,851,030 shares of Class A common stock were available for issuance under the ESPP.
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
The assumptions that the Company used in the Black-Scholes option-pricing model to determine the fair value of the purchase rights under the ESPP for the most recent offering period, is as follows:

Offering period from May 22, 2024 to November 21, 2024
Weighted-average risk-free interest rate	5.4%
Expected term (in years)	0.50
Expected volatility	64.0%

11. Income Taxes
The consolidated effective tax rate of the Company for the three and six months ended June 30, 2024 and 2023, was 0.0%, respectively. Despite the net income reported for the three months ended June 30, 2024, the Company continues to be in a net operating loss for the six months ended June 30, 2024 and net deferred tax asset position. As a result, and in accordance with accounting standards, the Company recorded a valuation allowance to reduce the value of the net deferred tax assets to zero. The Company believes that at June 30, 2024, it had no material uncertain tax positions. Interest and penalties related to unrecognized tax expense (benefits) are recognized in income tax expense, when applicable.
There were no material liabilities for interest and penalties accrued at June 30, 2024 and December 31, 2023.
12. Net Income (Loss) per Share
Basic and diluted net loss per share from continuing operations attributable to Class A common stockholders and Class B common stockholders (collectively, "Common Stockholders") for the years indicated were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except for per share and share amounts)
Numerator:
Net income (loss) from continuing operations attributable to Common Stockholders	$7,170	$(28,889)	$(16,000)	$(108,587)
Net income from discontinued operations attributable to Common Stockholders	238	75	4,238	7,167
Denominator:
Basic weighted average number of common shares and common share equivalents outstanding	487,483,087	479,163,752	487,575,520	479,819,237
Dilutive shares:
RSU	4,989,934	N/A	N/A	N/A
PRSU	2,684,069	N/A	N/A	N/A
Stock Options	22,865	N/A	N/A	N/A
Weighted average shares used in computing net income per share of common stock, diluted	495,179,955	479,163,752	487,575,520	479,819,237

Basic earnings (loss) per share from continuing operations	$0.01	$(0.06)	$(0.03)	$(0.23)
Basic earnings per share from discontinued operations	0.00	0.00	0.01	0.01
Diluted earnings (loss) per share from continuing operations	0.01	(0.06)	(0.03)	(0.23)
Diluted earnings per share from discontinued operations	0.00	0.00	0.01	0.01
For the three months ended June 30, 2024, the Company had net income from continuing operations attributable to Common Stockholders. As a result, the Company's options, RSUs and PRSUs were considered as part of the diluted earnings per share calculation. The Company's options are only included if their strike price was less than the market price per share for the periods being presented. RSU and PRSU shares are only included in the calculation for diluted earnings per share if their performance criteria was satisfied during the period and if they are dilutive in nature. For all other periods presented, the Company had net loss from continuing operations attributable to Common Stockholders. As a result, the Company's potentially dilutive securities, which include Options, RSUs, and PRSUs, have been excluded from the computation of diluted net loss per share from continuing operations, as the effect would be anti-dilutive. Therefore, during these periods, the diluted common shares outstanding equals the average common shares outstanding.

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net income (loss) per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Options to purchase common stock	22,437,390	25,504,988	24,730,341	25,504,988
RSUs	246,711	54,786,269	53,055,185	54,786,269
PRSUs	24,749,633	31,095,905	30,588,185	31,095,905
Total potentially dilutive shares excluded from computation of net income (loss) per share	47,433,734	111,387,162	108,373,711	111,387,162
13. Commitments and Contingencies
Legal Actions
Various lawsuits against the Company may arise in the ordinary course of the Company's business. Contingent liabilities arising from ordinary course litigation, income taxes and other matters are not expected to be material in relation to the financial position of the Company. At June 30, 2024, and December 31, 2023, respectively, there were no material known contingent liabilities arising outside the normal course of business other than as set forth below. In accordance with ASC No. 450-20, Loss Contingencies, we will record accruals for loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.
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
On June 21, 2023, the plaintiffs in the derivative lawsuits, on the one hand, and the Company, on the other hand, entered into a binding memorandum of understanding providing for the settlement of the derivative actions. On February 5, 2024, the parties executed a stipulation of settlement which, subject to final court approval, will provide the defendants in the derivative lawsuits with customary releases and will require the Company to implement a suite of corporate governance enhancements. On July 11, 2024, the United States District Court for the Middle District of Tennessee entered a final judgment approving the settlement. The settlement does not involve any monetary payment, other than payment of an award of fees and expenses to plaintiffs’ counsel in the amount of $2,500,000.

Bylaw Litigation
On March 26, 2024, a putative shareholder filed a class action suit against the Company and its directors and officers in Delaware Chancery Court challenging a Company bylaw governing the process for nominating a candidate to the board of directors as preclusive and coercive. The case is captioned Taylor v. Clinton, et al., Case No. 2024-0305 (Del. Ch.). In June 2024, the Company adopted an amendment to its bylaws mooting the litigation, and the plaintiffs voluntarily dismissed the suit, with the court retaining jurisdiction to adjudicate any dispute regarding attorneys’ fees.
14. Operating Segments
Starting in 2024, the Company manages its operations based on one reportable operating segment: Insurance. Through the Insurance segment, the Company provides PPO and HMO plans to Medicare Advantage members in several states. These segment groupings are consistent with information used by the CODM, to assess performance and allocate resources.
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
The table below summarizes the Company's results by operating segment:

	Insurance	Corporate/Other	Eliminations	Consolidated Total
Three months ended June 30, 2024	(in thousands)
Premiums earned, net (net of ceded premiums of $102)	$349,900	$—	$—	$349,900
Other income	4,044	42,269	(39,953)	6,360
Intersegment revenues	—	51,200	(51,200)	—
Net medical claims incurred	249,406	4,965	(6,024)	248,347
Gross profit (loss)	$104,538	$88,504	$(85,129)	$107,913

Total assets	$431,231	$881,633	$(638,654)	$674,210

	Insurance	Corporate/Other	Eliminations	Consolidated Total
Six months ended June 30, 2024	(in thousands)
Premiums earned, net (net of ceded premiums of $203)	$691,622	$—	$—	$691,622
Other income	7,771	57,950	(54,161)	11,560
Intersegment revenues	—	99,665	(99,665)	—
Net medical claims incurred	515,482	9,903	(11,876)	513,509
Gross profit (loss)	$183,911	$147,712	$(141,950)	$189,673

Total assets	$431,231	$881,633	$(638,654)	$674,210

	Insurance	Corporate/Other	Eliminations	Consolidated Total
Three months ended June 30, 2023	(in thousands)
Premiums earned, net (net of ceded premiums of $113)	$314,383	$—	$—	$314,383
Other income	2,015	13,775	(10,035)	5,755
Intersegment revenues	—	45,654	(45,654)	—
Net medical claims incurred	242,839	3,682	(2,259)	244,262
Gross profit	$73,559	$55,747	$(53,430)	$75,876

Total assets	$478,797	$970,942	$(747,724)	$702,015

	Insurance	Corporate/Other	Eliminations	Consolidated Total
Six months ended June 30, 2023	(in thousands)
Premiums earned, net (net of ceded premiums of $235)	$631,469	$—	$—	$631,469
Other income	3,854	31,514	(24,707)	10,661
Intersegment revenues	—	68,885	(68,885)	—
Net medical claims incurred	517,343	7,130	(5,422)	519,051
Gross profit	$117,980	$93,269	$(88,170)	$123,079

Total assets	$478,797	$970,942	$(747,724)	$702,015
A reconciliation of the reportable segments' gross profit to the Net income (loss) from continuing operations included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Gross profit	$107,913	$75,876	$189,673	$123,079

Salaries and benefits	55,499	62,437	114,722	131,418
General and administrative expenses	44,424	41,710	88,993	99,354
Premium deficiency reserve benefit	—	(5,138)	—	(6,948)
Depreciation and amortization	330	999	648	1,278
Restructuring costs	473	4,750	826	6,557
Change in fair value of warrants	17	—	17	—
Interest expense	—	7	—	7
Loss on investment	—	—	467	—
Net income (loss) from continuing operations	$7,170	$(28,889)	$(16,000)	$(108,587)
15. Dividend Restrictions
The Company's regulated insurance subsidiaries are subject to regulations and standards in their respective jurisdictions. These standards, among other things, require these subsidiaries to maintain specified levels of statutory capital and limit the timing and amount of dividends and other distributions that may be paid to their parent companies. Therefore, the Company's regulated insurance subsidiaries' ability to declare and pay dividends is limited by state regulations including obtaining prior approval by the New Jersey Department of Banking and Insurance. At June 30, 2024 and December 31, 2023, neither of the regulated insurance subsidiaries had been authorized nor paid any dividends.

16. Restructuring costs
On April 17, 2023, the Company announced it would implement certain business transformation initiatives, including an agreement to move its core MA operational platform to UST HealthProof’s (“UST HealthProof”) and additional corporate restructuring actions. The agreement with UST HealthProof includes the transition of certain of the Company’s plan operation functions in support of its Medicare Advantage members pursuant to a master services agreement. In addition to the arrangement with UST HealthProof, in April 2023 the Company conducted a reduction in force to better align its Selling, General, and Administrative cost structure with its revenue base. This restructuring resulted in the elimination of approximately 10% of the Company's workforce. The Company incurred costs related to these business transformation initiatives, which consisted of employee termination benefits, vendor related costs, and other costs, which are accounted for as exit and disposal costs and recorded pursuant to ASC 420, Exit or Disposal Cost Obligations. For those costs determined to be one-time termination benefits the Company established a liability for the restructuring related expenses when the plan was established, the remaining costs will be expensed as incurred.
The Restructuring costs are presented in the Company's Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), which were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Employee termination benefits	$—	$3,337	$—	$4,562
Vendor related costs	473	1,122	822	1,921
Other	—	291	4	74
Total restructuring costs	$473	$4,750	$826	$6,557
UST HealthProof Transition
As of June 30, 2024, the liability for employee termination benefits was recorded in Accrued salaries and benefits and the liability for vendor related costs and other expenses were recorded in Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets. The liability recorded reflects the Company's best estimate, which may be revised in subsequent periods as the restructuring progresses. The restructuring costs are recorded within the Corporate/Other operating segment. In addition, the Company incurred costs related to software impairment. These costs are recognized in Depreciation and amortization in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), and totaled none and $0.1 million for the three months and six months ended June 30, 2024, respectively.

	Employee Termination Benefits	Vendor related costs	Other	Total
	(in thousands)
Liability as of December 31, 2023	$1,781	$3,390	$—	$5,171
Charges	—	822	4	826
Cash payments	(1,234)	(1,257)	(4)	(2,495)
Liability as of June 30, 2024	$547	$2,955	$—	$3,502
Total cumulative costs incurred as of June 30, 2024	$4,795	$5,761	$91	$10,647

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
A summary of the carrying amounts of major assets and liabilities, which were classified as held for settlement in the Condensed Consolidated Balance Sheets, follows:

	June 30, 2024	December 31, 2023
	(in thousands)
Assets(1)
Cash and cash equivalents	$—	$6,456
Surety bond and deposits	—	55,089
Non-Insurance receivable	10,064	10,926
Total assets	$10,064	$72,471

Liabilities(1)
Unpaid claims	$715	$2,856
Accrued salaries and benefits	—	110
Non-Insurance performance year obligation, current	5,750	15,568
Non-Insurance payable	42,308	41,565
Total liabilities	$48,773	$60,099
(1) The assets and liabilities of the disposal group classified are classified as current in the Condensed Consolidated Balance Sheet at June 30, 2024 as the settlement with CMS is expected to occur within one year.
A summary of the results from discontinued operations included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Revenues:
Non-Insurance revenue	$(1,045)	$193,490	$5,779	$399,273
Total revenues	(1,045)	193,490	5,779	399,273

Operating Expenses:
Net medical claims incurred	(1,502)	192,692	733	390,393
General and administrative expenses	219	723	511	1,713
Restructuring costs	—	—	297	—
Total operating expenses	(1,283)	193,415	1,541	392,106
Gain from operations	238	75	4,238	7,167
Net income	$238	$75	$4,238	$7,167

A summary of cash flows from discontinued operations included in the Condensed Consolidated Statements of Cash Flows follows:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash (used in) provided by operating activities	$(9,005)	$20,528
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
For additional information, see Note 2 (Summary of Significant Accounting Policies) and Note 20 (Non-Insurance) in the 2023 Form 10-K.

The tables below include the financial statement impacts of the performance guarantee:

	June 30, 2024	December 31, 2023
	(in thousands)
Non-Insurance performance year obligation (1)	$5,750	$15,568
(1) This obligation represents the consideration due to providers, net of the shared savings or loss for the period and amortization of the liability.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Amortization of the Non-Insurance performance year receivable	$—	$(189,251)	$—	$(373,458)
Amortization of the Non-Insurance performance year obligation	—	189,251	—	373,458

Non-Insurance revenue	(1,045)	193,490	5,779	399,273
Restructuring Activities
Restructuring related expenses, which are recorded within Restructuring costs in the Condensed Consolidated Statements of Operations, include employee termination benefits, vendor costs associated with restructuring activities, and other costs associated with the business transformation initiatives. Restructuring costs are determined based on estimates, which are prepared at the time the restructuring actions are approved by management and are periodically reviewed and updated for changes in estimates. The Company applies the provisions of ASC 420, Exit or Disposal Cost Obligations ("ASC 420") as these costs meet the criteria of a one-time benefit. Under ASC 420-10, the Company establishes a liability for a cost associated with an exit or disposal activity, including employee termination benefits and other restructuring related costs, when the liability is incurred, rather than at the date that the Company commits to an exit plan. At each reporting date, there is an evaluation of the liability to ensure the amount is still appropriate.
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
The Restructuring costs are presented in the Company's Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), which were as follows:
ACO REACH
As of June 30, 2024 and December 31, 2023, the liability for employee termination benefits was recorded in Accrued salaries and benefits and the liability for vendor related costs and other expenses were recorded in Accounts payable and accrued expenses in the discontinued operations balance sheets. The liability recorded reflects the Company's best estimate, which may be revised in subsequent periods as the restructuring progresses.

	Employee Termination Benefits	Vendor related costs	Total
	(in thousands)
Liability as of December 31, 2023	$110	$—	$110
Charges	—	297	297
Cash payments	(110)	(297)	(407)
Liability as of June 30, 2024	$—	$—	$—
Total cumulative costs incurred as of June 30, 2024	$110	$297	$407

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto for the six months ended June 30, 2024, contained in this Quarterly Report on Form 10-Q (the "Form 10-Q") and the audited consolidated financial statements and notes thereto for the year ended December 31, 2023, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the "SEC") on March 14, 2024 (the "2023 Form 10-K"). This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of the 2023 Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. See "Cautionary Note Regarding Forward-Looking Statements" for additional information. Unless the context otherwise requires, references in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" to "we," "us," "our," "Clover," "Clover Health," and the "Company" mean the business and operations of Clover Health Investments, Corp. and its consolidated subsidiaries.
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
We operate Preferred Provider Organization ("PPO") and Health Maintenance Organization ("HMO") Medicare Advantage ("MA") plans for Medicare-eligible individuals. We aim to provide high-quality, affordable healthcare for all Medicare beneficiaries. Among plans with similar major characteristics, we offer most members in our MA plans (the "members") among the lowest average out-of-pocket costs for primary care provider and specialist co-pays in their markets. We strongly believe in providing our members provider choice, and we consider our PPO plan to be our flagship insurance product. An important feature of our MA product is wide network access. We believe the use of Clover Assistant and related data insights allows us to improve clinical decision-making through a highly scalable platform. At June 30, 2024, we operated our MA plans in five states and 200 counties, with 80,261 members.
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
At June 30, 2024, we partnered with providers to care for 80,261 Lives under Clover Management.
Recent Developments
CMS Star Ratings
On June 14, 2024, the Company announced that CMS had recalculated the Company's 2024 Star ratings for its PPO Medicare Advantage plans for the 2025 payment year, and had increased such plans’ rating by 0.5 Star, to a revised rating of 3.5 Stars. Prior to the recalculation, CMS had previously given a rating of 3.0 Stars for the 2025 payment year, which was announced in October 2023. Pursuant to CMS’s Medicare Advantage Star ratings system, CMS annually awards between 1.0 and 5.0 Stars to Medicare Advantage plans based on performance in several categories. In calendar year 2024, the Company will be paid on the basis of 3.5 Stars for the Company's PPO Medicare Advantage plans, which ratings were previously awarded.
Counterpart Health
During the second quarter of 2024, the Company launched Counterpart Health, Inc., a New Software-as-a-Service (“SaaS”) and Tech Enabled Services Solution to bring the power of CA Technology to Medicare Advantage Payors and Providers. This external offering aims to equip clinician users with our already built, clinician-centric, and AI-powered care management platform. Strategically, Counterpart Health, Inc., a subsidiary of Clover Health, aims to extend the benefits of data-driven proven technology and personalized care to a wider audience, enabling enhanced patient outcomes and reduced healthcare costs across the nation. Counterpart Health is complimentary to Clover Health, and enables the Company to deploy and expand the reach of its existing technology asset for new potential growth and high margin business opportunities, with low startup costs.

ACO REACH
On December 1, 2023, the Company notified CMS that it will no longer participate as a REACH ACO in connection with the 2024 performance year. The Company’s exit from the ACO REACH Program was made after the Company determined that it is in its best interest to fully exit the ACO REACH Program starting with the 2024 performance year, and follows the Company's November 2022 announcement of a strategic reduction in the number of ACO REACH participating physicians in 2023. As of January 1, 2024, this line of business meets the definition of discontinued operations, and prior period amounts have been updated to conform to the current period presentation, refer to Note 17 (Discontinued Operations) in the accompanying notes to condensed consolidated financial statements included in this Form 10-Q for additional information.
Key Performance Measures of Our Operating Segments
Operating Segments
Starting in 2024, we manage our operations based on one reportable segment: Insurance. Through our Insurance segment, we provide PPO and HMO plans to Medicare Advantage members in several states. All other clinical services and all corporate overhead not included in the reportable segments are included in Corporate/Other.
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

Six Months Ended June 30,	2024		2023
	Total	PMPM (1)	Total	PMPM (1)
	(Premium and expense amounts in thousands, except PMPM amounts)
Insurance members at period end (#)	80,261	N/A	82,526	N/A
Premiums earned, gross	$691,825	$1,448	$631,704	$1,262
Premiums earned, net	$691,622	$1,447	$631,469	$1,261
Insurance medical claim expense incurred, gross	$517,228	$1,082	$517,401	$1,034
Insurance net medical claims incurred	$515,482	$1,079	$517,343	$1,033
Medical care ratio, gross (2)	74.8%	N/A	81.9%	N/A
Medical care ratio, net	74.5%	N/A	81.9%	N/A
Benefits expense ratio, gross (3)	79.8%	N/A	87.5%	N/A
Benefits expense ratio, net (3)	79.6%	N/A	87.6%	N/A
(1) Calculated per member per month ("PMPM") figures are based on the applicable amount divided by member months in the given period. Member months represents the number of months members are enrolled in a Clover Health plan in the period.
(2)    Defined as Insurance gross medical claims incurred divided by premiums earned, gross.
(3)    Please refer to our detailed description and corresponding calculation below for the reconciliation to arrive at our Benefits expense ratio by period.
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

Premiums earned, gross.
Premiums earned, gross is the amount received, or to be received, for insurance policies written by us during a specific period of time without reduction for premiums ceded to reinsurance. We believe premiums earned, gross provides useful insight into the gross economic benefit generated by our business operations and allows us to evaluate our underwriting performance without regard to changes in our underlying reinsurance structure. Premiums earned, gross excludes the effects of premiums ceded to reinsurers, and therefore should not be used as a substitute for Premiums earned, net, Total revenues, or any other measure presented in accordance with GAAP in the United States.
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

Benefits expense ratio, gross and net.
Benefits expense ratio ("Insurance BER") is a Non-GAAP financial measure. We calculate our Insurance BER by taking the total of Insurance net medical expenses incurred and quality improvements, and dividing that total by premiums earned on a net basis, in a given period. Quality improvements include expenses associated with activities that improve health outcomes, as defined by the U.S. Department of Health and Human Services ("HHS"), as well as those directly tied to enhancing healthcare quality, such as the Company's spend on health information technology, wellness and prevention programs, initiatives to reduce hospital readmissions, and our clinically focused Member Rewards program. We believe our Insurance BER is useful to management, investors, and others because it offers a clearer and more accurate representation of our investment in healthcare quality and member engagement, and gives a comprehensive view of costs related to maintaining and improving the quality of care of our members, which is crucial for sustaining member satisfaction and adherence to treatment regimens. Refer to the "About Non-GAAP Measures" section of this MD&A for additional information.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net medical claims incurred, gross (GAAP):	$249,753	$242,844	$517,228	$517,401
Adjustments
Quality improvements	16,733	15,132	34,938	35,520
Benefits expense, gross (non-GAAP)	$266,486	$257,976	$552,166	$552,921

Premiums earned, gross (GAAP)	$350,002	$314,496	$691,825	$631,704
Benefits expense ratio, gross (non-GAAP)	76.1%	82.0%	79.8%	87.5%

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net medical claims incurred, net (GAAP):	$249,406	$242,839	515,482	$517,343
Adjustments
Quality improvements	16,733	15,132	34,938	35,520
Benefits expense, net (non-GAAP)	$266,139	$257,971	$550,420	$552,863

Premiums earned, net (GAAP)	$349,900	$314,383	$691,622	$631,469
Benefits expense ratio, net (non-GAAP)	76.1%	82.1%	79.6%	87.6%

Results of Operations
Comparison of the Three Months Ended June 30, 2024 and 2023
The following table summarizes our condensed consolidated results of operations for the three months ended June 30, 2024 and 2023. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended June 30,		Change between 2024 and 2023
	2024	2023	($)	(%)
	(in thousands)
Revenues
Premiums earned, net (Net of ceded premiums of $102 and $113 for the three months ended June 30, 2024 and 2023, respectively)	$349,900	$314,383	$35,517	11.3%
Other income	6,360	5,755	605	10.5
Total revenues	356,260	320,138	36,122	11.3

Operating expenses
Net medical claims incurred	248,347	244,262	4,085	1.7
Salaries and benefits	55,499	62,437	(6,938)	(11.1)
General and administrative expenses	44,424	41,710	2,714	6.5
Premium deficiency reserve benefit	—	(5,138)	5,138	*
Depreciation and amortization	330	999	(669)	(67.0)
Restructuring costs	473	4,750	(4,277)	(90.0)
Total operating expenses	349,073	349,020	53	—
Income (Loss) from continuing operations	7,187	(28,882)	36,069	(124.9)

Interest expense	—	7	(7)	*
Change in fair value of warrants	17	—	17	*
Net income (loss) from continuing operations	7,170	(28,889)	(28,889)	*
Net income from discontinued operations (Note 17)	238	75	163	217.3%
Net income (loss)	$7,408	$(28,814)	$(28,726)	99.7%
*    Not presented because the current or prior period amount is zero or the amount for the line item changed from a gain to a loss (or vice versa) and thus yields a result that is not meaningful.
Premiums earned, net
Premiums earned, net increased $35.5 million, or 11%, to $349.9 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase was primarily due to an increase in our risk adjustment revenue driving favorability as a result of the Company focusing on member retention.
Other income
Other income increased $0.6 million, or 11%, to $6.4 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase was primarily attributable to a higher interest rate environment as compared to the prior period.
Net medical claims incurred
Net medical claims incurred increased $4.1 million, or 2%, to $248.3 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase was primarily driven by an increase in part D related claims.
Salaries and benefits
Salaries and benefits decreased $6.9 million, or 11%, to $55.5 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. This decrease was primarily driven by a decrease in share based compensation expense.

General and administrative expenses
General and administrative expenses increased $2.7 million, or 7%, to $44.4 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase was primarily driven by an increase in software application related expenses.
Restructuring costs
Restructuring costs decreased by $4.3 million, or 90%, to $0.5 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. This decrease was primarily driven by a decrease in employee termination related expenses.
Comparison of the Six Months Ended June 30, 2024 and 2023
The following table summarizes our condensed consolidated results of operations for the six months ended June 30, 2024 and 2023. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Six Months Ended June 30,		Change between 2024 and 2023
	2024	2023	($)	(%)
	(in thousands)
Revenues
Premiums earned, net (Net of ceded premiums of $203 and $235 for the six months ended June 30, 2024 and 2023, respectively)	$691,622	$631,469	$60,153	9.5%
Other income	11,560	10,661	899	8.4
Total revenues	703,182	642,130	61,052	9.5

Operating expenses
Net medical claims incurred	513,509	519,051	(5,542)	(1.1)
Salaries and benefits	114,722	131,418	(16,696)	(12.7)
General and administrative expenses	88,993	99,354	(10,361)	(10.4)
Premium deficiency reserve benefit	—	(6,948)	6,948	*
Depreciation and amortization	648	1,278	(630)	(49.3)
Restructuring costs	826	6,557	(5,731)	(87.4)
Total operating expenses	718,698	750,710	(32,012)	(4.3)
Loss from continuing operations	(15,516)	(108,580)	93,064	(85.7)

Change in fair value of warrants	17	—	17	*
Loss on investment	467	—	467	*
Net loss from continuing operations	(15,983)	(108,580)	92,597	(85.3)%
Net income from discontinued operations (Note 17)	4,238	7,167	(2,929)	(40.9)%
Net loss	$(11,762)	$(101,420)	$89,668	(88.4)%
*    Not presented because the current or prior period amount is zero or the amount for the line item changed from a gain to a loss (or vice versa) and thus yields a result that is not meaningful.
Premiums earned, net
Premiums earned, net increased $60.2 million, or 10%, to $691.6 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase was primarily due to an increase in our risk adjustment revenue driving favorability as a result of the Company focusing on member retention.
Other income
Other income increased $0.9 million, or 8%, to $11.6 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase was primarily attributable to a higher interest rate environment as compared to the prior period.

Net medical claims incurred
Net medical claims incurred remained materially consistent for the six months ended June 30, 2024, compared to the six months ended June 30, 2023.
Salaries and benefits
Salaries and benefits decreased $16.7 million, or 13%, to $114.7 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. This decrease was primarily driven by a decrease in share based compensation expense.
General and administrative expenses
General and administrative expenses decreased $10.4 million, or 10%, to $89.0 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The decrease was primarily driven by a decrease in non-recurring legal expenses.
Loss on investment
Loss on investment increased $0.5 million, or 100%, as compared to the prior for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase is driven by the Company's proportional share of net losses incurred. Refer to Note 9 (Variable Interest Entity and Equity Method of Accounting) in the accompanying notes to condensed consolidated financial statements included in this Form 10-Q.
Restructuring costs
Restructuring costs decreased by $5.7 million, or (87)%, to $0.8 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. This decrease was primarily driven by a decrease in employee termination related expenses.
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
Consolidated Entities
Our cash equivalents and investment securities consist primarily of money market funds, U.S. government debt securities, and corporate debt securities. At June 30, 2024 and December 31, 2023, total restricted and unrestricted cash, cash equivalents, and investments for all entities, inclusive of discontinued operations, were $482.8 million and $417.3 million, respectively. These totals consist of $218.4 million and $228.6 million at June 30, 2024 and December 31, 2023, respectively, that specifically related to available-for-sale and held-to-maturity investment securities.
Unregulated Entities
At June 30, 2024 and December 31, 2023, total restricted and unrestricted cash, cash equivalents, and investments for the parent company, Clover Health Investments, Corp., and unregulated subsidiaries (inclusive of discontinued operations) were $201.0 million and $136.8 million, respectively. We operate as a holding company in a highly regulated industry. As such, we may receive dividends and administrative expense reimbursements from our subsidiaries, two of which are subject to regulatory restrictions. We continue to maintain sufficient levels of aggregate excess statutory capital and surplus in our state-regulated insurance subsidiaries. Our use of operating cash derived from our unregulated subsidiaries is generally not restricted by departments of insurance (or comparable state regulatory agencies). Cash, cash equivalents, and investments at the parent company were $197.6 million and $74.0 million at June 30, 2024 and December 31, 2023, respectively. Our unregulated subsidiaries held $3.3 million and $62.8 million of cash, cash equivalents, restricted cash, and investments at June 30, 2024 and December 31, 2023, respectively.

Regulated Entities
At June 30, 2024 and December 31, 2023 total cash, cash equivalents, restricted cash, and investments for our regulated subsidiaries were $281.9 million and $280.5 million, respectively. Additionally, our regulated insurance subsidiaries held $214.5 million and $203.4 million of available-for-sale and held-to-maturity investment securities at June 30, 2024 and December 31, 2023, respectively. Our regulated insurance subsidiaries have not paid dividends to the parent, and applicable insurance laws restrict the ability of our regulated insurance subsidiary to declare and pay dividends to the parent. Insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amounts calculated under any applicable formula would be permitted. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our regulated insurance subsidiary may in the future adopt statutory provisions more restrictive than those currently in effect.
For a detailed discussion of our regulatory requirements, including aggregate statutory capital and surplus as well as dividends paid from the subsidiaries to the parent, please refer to Notes 22 (Dividend Restrictions), 24 (Statutory Equity), and 25 (Regulatory Matters) in the 2023 Form 10-K.
Cash Flows
The following table summarizes our condensed consolidated cash flows for the six months ended June 30, 2024 and 2023.

Six Months Ended June 30,	2024	2023
	(in thousands)
Cash Flows Data:
Net cash provided by operating activities from continuing operations	$79,697	$111,677
Net cash provided by investing activities	14,139	76,672
Net cash used in financing activities	(6,554)	(2,281)
Net increase in cash, cash equivalents, and restricted cash from continuing operations	$87,282	$186,068
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
Operating Activities from Continuing Operations
Our largest source of operating cash flows is capitated payments from CMS. Our primary uses of cash from operating activities are payments for medical benefits and payments of operating expenses.
For the six months ended June 30, 2024, Net cash provided by operating activities was $87.3 million, which reflects a Net loss of $11.8 million. Non-cash activities included a $56.7 million charge to Stock-based compensation expense and Unpaid claims increased by $63.5 million.
For the six months ended June 30, 2023, Net cash provided by operating activities was $111.7 million, which reflects a Net loss of $101.4 million. Non-cash activities included a $74.7 million charge to Stock-based compensation expense.
Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2024 of $14.1 million was primarily due to $66.7 million provided from the sale and maturity of investment securities. This was offset by $51.7 million used to purchase investments.
Net cash provided by investing activities for the six months ended June 30, 2023, of $76.7 million was primarily due to $151.4 million provided from the sale and maturity of investment securities. This was offset by $74.2 million used to purchase investments.
For additional information regarding our investing activities, please refer to Note 3 (Investment Securities) in the accompanying notes to condensed consolidated financial statements included in this Form 10-Q.

Financing Activities
Net cash used in financing activities for the six months ended June 30, 2024 of $6.6 million was primarily the result of the acquisition of $4.8 million in Treasury stock and repurchases of $1.8 million of Class A Common stock.
Net cash used in financing activities for the six months ended June 30, 2023 of $2.3 million was primarily the result of the acquisition of $3.4 million in Treasury stock.
Financing Arrangements
There have been no material changes to our financing arrangements at June 30, 2024, as compared to those disclosed in the 2023 Form 10-K.
Contractual Obligations and Commitments
We believe that funds from projected future operating cash flows, cash, cash equivalents, and investments will be sufficient for future operations and commitments, and for capital acquisitions and other strategic transactions, over at least the next 12 months.
Material cash requirements from known contractual obligations and commitments at June 30, 2024 include: (1) the recognition of a performance guarantee of $5.8 million in connection with the Company's participation in the ACO REACH Model and (2) operating lease obligations of $4.0 million. These commitments are associated with contracts that were enforceable and legally binding at June 30, 2024, and that specified all significant terms, including fixed or minimum serves to be used, fixed, minimum, or variable price provisions, and the approximate timing of the actions under the contracts. There were no other material cash requirements from known contractual obligations and commitments at June 30, 2024. For additional information regarding our remaining estimated contractual obligations and commitments, see Note 13 (Commitments and Contingencies) and Note 17 (Discontinued Operations) in the accompanying notes to condensed consolidated financial statements included in this Form 10-Q.
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
Critical Accounting Policies and Estimates
We believe that the accounting policies and estimates involve a significant degree of judgment and complexity. There have been no significant changes in our critical accounting policies and estimates during the three months ended June 30, 2024, as compared to the critical accounting policies and estimates disclosed in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 2023 Form 10-K.
Recently Issued and Adopted Accounting Pronouncements
See Note 2 (Summary of Significant Accounting Policies) in the accompanying notes to condensed consolidated financial statements included in this Form 10-Q for a discussion of accounting pronouncements recently adopted and recently issued accounting pronouncements not yet adopted and their potential impact our condensed consolidated financial statements.

About Non-GAAP Financial Measures
We use a Non-GAAP measure, benefits expense ratio, or Insurance BER. This Non-GAAP financial measure is provided to enhance the reader's understanding of Clover Health's past financial performance and our prospects for the future. Clover Health's management team uses this Non-GAAP financial measure in assessing Clover Health's performance, as well as in planning and forecasting future periods. This Non-GAAP financial measure is not computed according to GAAP, and the methods we use to compute it may differ from the methods used by other companies. Non-GAAP financial measures are supplemental to and should not be considered a substitute for financial information presented in accordance with accounting guidance generally accepted accounting principles in the United States (“GAAP”) and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Readers are encouraged to review the reconciliations of this Non-GAAP financial measure to the comparable GAAP measure, which is included in this MD&A, together with other important financial information, including our other filings with the SEC, on the Investor Relations page of our website at investors.cloverhealth.com.
For a description of this Non-GAAP financial measure, including the reasons management uses such measure, please see "Benefits expense ratio, gross and net" above in this MD&A.
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
We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. Our investment policy is focused on preservation of capital, liquidity and earning a modest yield. Substantially all of our investment portfolio is invested in U.S. Treasury fixed maturity securities. At June 30, 2024, none of our fixed maturity securities portfolio was unrated or rated below investment grade.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our "Certifying Officers"), the effectiveness of our disclosure controls and procedures at June 30, 2024, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Certifying Officers concluded that, at June 30, 2024, our disclosure controls and procedures were effective.
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
Information concerning legal proceedings can be found in Note 13 (Commitments and Contingencies) in the accompanying notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, which information is incorporated by reference into this item.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 6, 2024, the Board of Directors of the Company authorized the repurchase of up to $20,000,000 in shares of the Company’s outstanding Class A Common Stock over a two year period. The timing, manner, price and amount of any repurchases are determined by the discretion of management, depending on market conditions and other factors. Repurchases may be made through open market purchases, including through Rule 10b5-1 trading plans, block trades or privately negotiated purchases or otherwise. The exact number of shares to be repurchased by the Company, if any, is not guaranteed, and there is no minimum number of shares that the Company is required to purchase. Depending on market conditions and other factors, these repurchases may be commenced, suspended or discontinued at any time or periodically without prior notice.
The monthly share repurchases for the three months ended June 30, 2024 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plan or Program
April 1 - April 30, 2024	—	$—	—	$—
May 1 - May 31, 2024	1,513,869	0.95	1,513,869	18,564,309
June 1 - June 30, 2024	324,440	0.98	324,440	18,246,205
Total	1,838,309		1,838,309
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information.
During the three months ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act).

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

CLOVER HEALTH INVESTMENTS, CORP.

Date: August 8, 2024	By:	/s/ Andrew Toy
Andrew Toy
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Peter Kuipers
Peter Kuipers
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)