Form 10-Q
period 2024-09-30
CLOVER HEALTH INVESTMENTS, CORP. /DE
filed 2024-11-08
CIK 1801170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

At October 31, 2024, the registrant had 412,076,431 shares of Class A Common Stock, $0.0001 par value per share, and 89,032,605 shares of Class B Common Stock, $0.0001 par value per share, issued and outstanding.

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

As a result of a number of known and unknown risks and uncertainties, including without limitation, the important factors described in our reports filed with the SEC, including the discussion under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC, and in our subsequent periodic reports, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements.
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

Part I
Item 1. Financial Statements and Supplementary Data
CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	September 30, 2024 (Unaudited)	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$287,956	$116,407
Short-term investments	1,779	12,218
Investment securities, available-for-sale (Amortized cost: 2024: $43,695; 2023: $101,412)	43,302	100,702
Investment securities, held-to-maturity (Fair value: 2024: $15; 2023: $6,778)	15	6,902
Accrued retrospective premiums	20,963	22,076
Other receivables	14,962	16,666
Healthcare receivables	37,314	64,164
Surety bonds and deposits	596	542
Prepaid expenses	12,949	14,418
Other assets, current	2,804	1,404
Assets related to discontinued operations (Note 17)	10,087	72,471
Total current assets	432,727	427,970

Investment securities, available-for-sale (Amortized cost: 2024: $182,840; 2023: $121,868)	184,085	120,208
Investment securities, held-to-maturity (Fair value: 2024: $14,178; 2023: $692)	14,294	793
Property and equipment, net	5,336	5,082
Operating lease right-of-use assets	2,585	3,382
Other intangible assets	2,990	2,990
Other assets, non-current	10,996	10,246
Total assets	$653,013	$570,671

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	September 30, 2024 (Unaudited)	December 31, 2023
Liabilities and Stockholders' Equity
Current liabilities
Unpaid claims	$166,070	$135,737
Due to related parties, net	1,340	1,363
Accounts payable and accrued expenses	25,746	37,184
Accrued salaries and benefits	35,340	20,951
Deferred revenue	17	3,099
Operating lease liabilities	1,345	1,665
Other liabilities, current	836	1,017
Liabilities related to discontinued operations (Note 17)	48,941	60,099
Total current liabilities	279,635	261,115

Long-term operating lease liabilities	2,321	2,998
Other liabilities, non-current	28,891	20,164
Total liabilities	310,847	284,277
Commitments and contingencies (Note 13)
Stockholders' equity
Class A Common Stock, $0.0001 par value; 2,500,000,000 shares authorized at September 30, 2024 and December 31, 2023; 411,256,965 and 401,183,882 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	41	40
Class B Common Stock, $0.0001 par value; 500,000,000 shares authorized at September 30, 2024 and December 31, 2023; 89,032,305 and 87,867,732 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	9	9
Additional paid-in capital	2,546,167	2,461,238
Accumulated other comprehensive income (loss)	852	(2,370)
Accumulated deficit	(2,180,711)	(2,159,794)
Less: Treasury stock, at cost; 16,817,010 and 7,912,750 shares held at September 30, 2024 and December 31, 2023, respectively	(24,192)	(12,729)
Total stockholders' equity	342,166	286,394
Total liabilities and stockholders' equity	$653,013	$570,671
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(Dollars in thousands, except per share and share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Premiums earned, net (Net of ceded premiums of $97 and $106 for the three months ended September 30, 2024 and 2023, respectively; net of ceded premiums of $301 and $341 for the nine months ended September 30, 2024 and 2023, respectively)	$322,579	$301,230	$1,014,201	$932,699
Other income	8,407	4,798	19,967	15,459
Total revenues	330,986	306,028	1,034,168	948,158

Operating expenses:
Net medical claims incurred	249,774	235,785	763,283	754,836
Salaries and benefits	54,995	60,567	169,717	191,985
General and administrative expenses	35,201	41,030	124,194	140,384
Premium deficiency reserve expense (benefit)	—	392	—	(6,556)
Depreciation and amortization	339	557	987	1,835
Restructuring (recoveries) costs	(538)	1,313	288	7,870
Total operating expenses	339,771	339,644	1,058,469	1,090,354
Loss from continuing operations	(8,785)	(33,616)	(24,301)	(142,196)

Change in fair value of warrants	—	—	17	—
Interest expense	—	—	—	7
Loss on investment	—	—	467	—
Net loss from continuing operations	(8,785)	(33,616)	(24,785)	(142,203)
Net (loss) income from discontinued operations (Note 17)	(370)	(7,853)	3,868	(686)
Net loss	$(9,155)	$(41,469)	$(20,917)	$(142,889)

Per share data:
Basic weighted average number of Class A and Class B common shares and common share equivalents outstanding	490,180,103	480,770,283	488,501,812	480,921,520
Diluted weighted average number of Class A and Class B common shares and common share equivalents outstanding	490,180,103	480,770,283	488,501,812	480,921,520
Continuing operations:
Basic loss per share	$(0.02)	$(0.07)	$(0.05)	$(0.30)
Diluted loss per share	(0.02)	(0.07)	(0.05)	(0.30)
Discontinued operations:
Basic earnings (loss) per share	0.00	(0.02)	0.01	0.00
Diluted earnings (loss) per share	0.00	(0.02)	0.01	0.00

Net unrealized gain on available-for-sale investments	3,111	1,643	3,222	4,302
Comprehensive loss	$(6,044)	$(39,826)	$(17,695)	$(138,587)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2023	401,183,882	$40	87,867,732	$9	7,912,750	$(12,729)	$2,461,238	$(2,159,794)	$(2,370)	$286,394
Stock issuance for exercise of stock options, net of early exercise liability	83	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	28,798	—	—	28,798
Vested restricted stock units	8,672,362	1	1,781,633	—	—	—	—	—	—	1
Unrealized holdings gain on investment securities, available for sale	—	—	—	—	—	—	—	—	(190)	(190)
Treasury stock acquired	(3,700,995)	—	—	—	3,700,995	(3,359)	—	—	—	(3,359)
Net loss	—	—	—	—	—	—	—	(19,170)	—	(19,170)
Balance, March 31, 2024	406,155,332	$41	89,649,365	$9	11,613,745	$(16,088)	$2,490,036	$(2,178,964)	$(2,560)	$292,474
Stock issuance for exercise of stock options, net of early exercise liability	61,212	—	—	—	—	—	23	—	—	23
Stock-based compensation	—	—	—	—	—	—	27,900	—	—	27,900
Vested restricted stock units	3,003,054	—	—	—	—	—	—	—	—	—
Unrealized holdings gain on investment securities, available for sale	—	—	—	—	—	—	—	—	301	301
Treasury stock acquired	(1,122,347)	—	—	—	1,122,347	(1,446)	—	—	—	(1,446)
Issuance of Common Stock under Employee Stock Purchase Plan	227,502	—	—	—	—	—	—	—	—	—
Repurchases of Common Stock	(1,838,309)	—	—	—	1,838,309	(1,772)	—	—	—	(1,772)
Net loss	—	—	—	—	—	—	—	7,408	—	7,408
Balance, June 30, 2024	406,486,444	$41	89,649,365	$9	14,574,401	$(19,306)	$2,517,959	$(2,171,556)	$(2,259)	$324,888
Stock issuance for exercise of stock options, net of early exercise liability	122,662	—	—	—	—	—	220	—	—	220
Stock-based compensation	—	—	—	—	—	—	27,988	—	—	27,988
Vested restricted stock units	6,273,408	—	—	—	—	—	—	—	—	—
Unrealized holdings gain on investment securities, available for sale	—	—	—	—	—	—	—	—	3,111	3,111
Conversion from Class B Common Stock to Class A Common Stock	617,060	—	(617,060)	—	—	—	—	—	—	—
Treasury stock acquired	(2,242,609)	—	—	—	2,242,609	(4,886)	—	—	—	(4,886)
Issuance of Common Stock under Employee Stock Purchase Plan	—	—	—	—	—	—	—	—	—	—
Repurchases of Common Stock	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(9,155)	—	(9,155)
Balance, September 30, 2024	411,256,965	$41	89,032,305	$9	16,817,010	$(24,192)	$2,546,167	$(2,180,711)	$852	$342,166

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2022	383,998,718	$37	94,394,852	$9	2,072,752	$(6,509)	$2,319,157	$(1,955,582)	$(9,374)	$347,738
Change in accounting policy	—	—	—	—	—	—	—	9,149	—	9,149
Stock issuance for exercise of stock options, net of early exercise liability	1,240	—	—	—	—	—	848	—	—	848
Stock-based compensation	—	—	—	—	—	—	38,617	—	—	38,617
Vested restricted stock units	5,390,973	—	1,773,104	—	—	—	—	—	—	—
Unrealized holdings gain on investment securities, available for sale	—	—	—	—	—	—	—	—	2,343	2,343
Conversion from Class B Common Stock to Class A Common Stock	7,672,463	—	(7,672,463)	—	—	—	—	—	—	—
Treasury stock acquired	(2,933,721)	—	—	—	2,933,721	(2,982)	—	—	—	(2,982)
Net loss	—	—	—	—	—	—	—	(72,606)	—	(72,606)
Balance, March 31, 2023	394,129,673	$37	88,495,493	$9	5,006,473	$(9,491)	$2,358,622	$(2,019,039)	$(7,031)	$323,107
Stock issuance for exercise of stock options, net of early exercise liability	1,241	—	—	—	—	—	270	—	—	270
Stock-based compensation	—	—	—	—	—	—	36,108	—	—	36,108
Vested restricted stock units	1,180,084	—	—	—	—	—	—	—	—	—
Unrealized holdings gain on investment securities, available for sale	—	—	—	—	—	—	—	—	316	316
Conversion from Class B Common Stock to Class A Common Stock	627,761	—	(627,761)	—	—	—	—	—	—	—
Treasury Stock	(439,241)	—	—	—	439,241	(417)	—	—	—	(417)
Issuance of Common Stock under Employee Stock Purchase Plan	271,152	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(28,814)	—	(28,814)
Balance, June 30, 2023	395,770,670	$37	87,867,732	$9	5,445,714	$(9,908)	$2,395,000	$(2,047,853)	$(6,715)	$330,570
Stock issuance for exercise of stock options, net of early exercise liability	76,156	—	—	—	—	—	31	—	—	31
Stock-based compensation	—	—	—	—	—	—	33,070	—	—	33,070
Vested restricted stock units	5,178,305	1	—	—	—	—	—	—	—	1
Unrealized holdings gain on investment securities, available for sale	—	—	—	—	—	—	—	—	1,643	1,643
Treasury Stock	(1,650,446)	—	—	—	1,650,446	(1,994)	—	—	—	(1,994)
Net loss	—	—	—	—	—	—	—	(41,469)	—	(41,469)
Balance, September 30, 2023	399,374,685	$38	87,867,732	$9	7,096,160	$(11,902)	$2,428,101	$(2,089,322)	$(5,072)	$321,852
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(20,917)	$(142,889)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	987	1,835
Stock-based compensation	84,686	107,795
Change in fair value of warrants and amortization of warrants	17	—
Accretion, net of amortization	(2,140)	(3,096)
Accrued interest earned	(354)	—
Net realized gains on investment securities	(174)	(20)
Loss on investment	467	—
Premium deficiency reserve	—	(6,556)
Changes in operating assets and liabilities:
Accrued retrospective premiums	1,113	4,741
Other receivables	1,704	8,836
Surety bonds and deposits	(54)	(17)
Prepaid expenses	1,469	2,920
Other assets	(2,640)	5,244
Healthcare receivables	26,850	18,534
Operating lease right-of-use assets	797	405
Unpaid claims	30,310	(24,164)
Accounts payable and accrued expenses	(11,438)	2,851
Accrued salaries and benefits	14,389	371
Deferred revenue	(3,082)	103,295
Other liabilities	8,546	179
Operating lease liabilities	(997)	(900)
Net cash provided by operating activities from continuing operations	129,539	79,364
Net cash (used in) provided by operating activities from discontinued operations (Note 17)	(8,861)	34,060
Net cash provided by operating activities	120,678	113,424

Cash flows from investing activities:
Purchases of short-term investments, available-for-sale, and held-to-maturity securities	(153,347)	(142,359)
Proceeds from sales of short-term investments and available-for-sale securities	47,804	60,436
Proceeds from maturities of short-term investments, available-for-sale, and held-to-maturity securities	108,788	139,122
Purchases of property and equipment	(1,241)	(848)
Net cash provided by investing activities	2,004	56,351

Cash flows from financing activities:
Issuance of common stock, net of early exercise liability	243	1,149
Repurchases of common stock	(1,772)	—
Treasury stock acquired	(9,691)	(5,393)
Net cash used in financing activities	(11,220)	(4,244)

Net increase in cash, cash equivalents, and restricted cash for discontinued and continuing operations	111,462	165,531
Cash, cash equivalents, and restricted cash, beginning of period for discontinued and continuing operations	176,494	186,213
Cash, cash equivalents, and restricted cash, end of period for discontinued and continuing operations	$287,956	$351,744

Reconciliation of cash and cash equivalents and restricted cash for discontinued and continuing operations
Cash and cash equivalents	$287,956	$299,014
Restricted cash	—	52,730
Total cash, cash equivalents, and restricted cash for discontinued and continuing operations	$287,956	$351,744
Supplemental disclosure of non-cash activities
Performance year receivable	$—	$(185,404)
Performance year obligation	—	185,404
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
Discontinued Operations
The results of operations for the Company's former Non-Insurance segment have been reclassified as discontinued operations for all periods presented in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Assets and liabilities related to the Company's former Non-Insurance segment have been reclassified as discontinued operations for all periods presented in the Condensed Consolidated Balance Sheets. Refer to Note 17 (Discontinued Operations) for additional information.
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

Segment information
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker ("CODM") in deciding how to allocate resources to an individual segment and in assessing performance. The Company's CODM is its Chief Executive Officer. At September 30, 2024, the Company has one reportable segment, Insurance. Beginning in 2024, the Company exited the ACO REACH Model and as a direct result, the reportable operating segment formerly known as Non-Insurance no longer meets the criteria of a required reportable operating segment.
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
Deferred acquisition costs
Acquisition costs directly related to the successful acquisition of new business, which are primarily made up of commissions costs, are deferred and subsequently amortized. Deferred acquisition costs are recorded within Other assets, current in the Condensed Consolidated Balance Sheets and are amortized over the estimated life of the related contracts. The amortization of deferred acquisition costs is recorded within General and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. For the three months ended September 30, 2024 and 2023, charges related to deferred acquisition costs of $2.7 million and $0.6 million, respectively. For the nine months ended September 30, 2024 and 2023, charges related to deferred acquisition costs of $5.5 million and $5.8 million, respectively, were recognized in General and administrative expenses.
Restructuring Activities
Restructuring related expenses, which are recorded within Restructuring costs in the Condensed Consolidated Statements of Operations and Comprehensive Loss, include employee termination benefits, vendor costs associated with restructuring activities, and other costs associated with the business transformation initiatives. Restructuring costs are determined based on estimates, which are prepared at the time the restructuring actions are approved by management and are periodically reviewed and updated for changes in estimates. The Company applies the provisions of ASC 420, Exit or Disposal Cost Obligations ("ASC 420") as these costs meet the criteria of a one-time benefit. Under ASC 420-10, the Company establishes a liability for a cost associated with an exit or disposal activity, including employee termination benefits and other restructuring related costs, when the liability is incurred, rather than at the date that the Company commits to an exit plan. At each reporting date, there is an evaluation of the liability to ensure the amount is still appropriate. See Note 16 (Restructuring costs) for further discussion.
Recent accounting pronouncements
Recently adopted accounting pronouncements
There have been no new accounting pronouncements adopted during the nine months ended September 30, 2024 that had a material impact on the Company's condensed consolidated financial statements.
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
3. Investment Securities
The following tables present amortized cost and fair values of investments at September 30, 2024 and December 31, 2023, respectively:

September 30, 2024	Amortized cost	Accumulated unrealized gains	Accumulated unrealized losses	Fair value
	(in thousands)
Investment securities, held-to-maturity
U.S. government and government agencies and authorities	$14,309	$7	$(123)	$14,193
Investment securities, available-for-sale
U.S. government and government agencies and authorities	141,551	1,396	(1,258)	141,689
Corporate debt securities	83,321	714	(32)	84,003
Other	1,663	32	—	1,695
Total held-to-maturity and available-for-sale investment securities	$240,844	$2,149	$(1,413)	$241,580

December 31, 2023	Amortized cost	Accumulated unrealized gains	Accumulated unrealized losses	Fair value
	(in thousands)
Investment securities, held-to-maturity
U.S. government and government agencies and authorities	$7,695	$—	$(225)	$7,470
Investment securities, available-for-sale
U.S. government and government agencies and authorities	126,071	713	(3,070)	123,714
Corporate debt securities	95,354	165	(176)	95,343
Other	1,855	—	(2)	1,853
Total held-to-maturity and available-for-sale investment securities	$230,975	$878	$(3,473)	$228,380

The following table presents the amortized cost and fair value of debt securities at September 30, 2024, by contractual maturity:

September 30, 2024	Held-to-maturity		Available-for-sale
	Amortized cost	Fair value	Amortized cost	Fair value
	(in thousands)
Due within one year	$15	$15	$43,695	$43,302
Due after one year through five years	14,183	14,083	182,840	184,085
Due after five years through ten years	—	—	—	—
Due after ten years	111	95	—	—
Total	$14,309	$14,193	$226,535	$227,387
For the three and nine months ended September 30, 2024 and 2023, respectively, net investment income, which is included in Other income in the Condensed Consolidated Statements of Operations and Comprehensive Loss, was derived from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Cash and cash equivalents	$4,488	$1,944	$10,120	$5,978
Short-term investments	232	605	548	1,920
Investment securities	2,099	1,840	6,351	5,322
Investment income, net	$6,819	$4,389	$17,019	$13,220
Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at September 30, 2024, and December 31, 2023, respectively:

September 30, 2024	Less than 12 months		Greater than 12 months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands, except number of positions)
U.S. government and government agencies and authorities	$10,269	$(40)	$39,379	$(1,341)	$49,648	$(1,381)
Corporate debt securities	19,118	(30)	4,290	(2)	23,408	(32)
Total	$29,387	$(70)	$43,669	$(1,343)	$73,056	$(1,413)
Number of positions	21		19		40

December 31, 2023	Less than 12 months		Greater than 12 months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands, except number of positions)
U.S. government and government agencies and authorities	$12,584	$(32)	$61,628	$(3,259)	$74,212	$(3,291)
Corporate debt securities	61,007	(175)	5,017	(7)	66,024	(182)
Total	$73,591	$(207)	$66,645	$(3,266)	$140,236	$(3,473)
Number of positions	69		27		96

The Company did not record any credit allowances for debt securities that were in an unrealized loss position at September 30, 2024 and December 31, 2023.
At September 30, 2024, all securities were investment grade, with credit ratings of BBB+ or higher by S&P Global or as determined by other credit rating agencies within the Company's investment policy. Unrealized losses on investment grade securities are principally related to changes in interest rates or changes in issuer or sector related credit spreads since the securities were acquired. The gross unrealized investment losses at September 30, 2024, were assessed, based on, among other things:
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
Proceeds from sales and maturities of investment securities, inclusive of short-term investments, and related gross realized gains (losses) which are included in Other income in the Condensed Consolidated Statements of Operations and Comprehensive Loss, were as follows for the three and nine months ended September 30, 2024 and 2023, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Proceeds from sales of investment securities	$47,804	$—	$47,804	$60,436
Proceeds from maturities of investment securities	42,137	32,240	108,788	139,122

Gross realized gains	170	—	174	39
Gross realized losses	—	—	—	(19)
Net realized gains	$170	$—	$174	$20
At September 30, 2024 and December 31, 2023, the Company had $14.9 million and $14.7 million, respectively, in deposits with various states and regulatory bodies that are included as part of the Company's investment balances.

4. Fair Value Measurements
The following tables present a summary of fair value measurements for financial instruments at September 30, 2024 and December 31, 2023, respectively:

September 30, 2024	Level 1	Level 2	Level 3	Total fair value
	(in thousands)
U.S. government and government agencies	$—	$141,689	$—	$141,689
Corporate debt securities	—	84,003	—	84,003
Other	—	1,695	—	1,695
Warrants receivable	—	—	797	797
Total assets at fair value	$—	$227,387	$797	$228,184

December 31, 2023	Level 1	Level 2	Level 3	Total fair value
	(in thousands)
U.S. government and government agencies	$—	$123,714	$—	$123,714
Corporate debt securities	—	95,343	—	95,343
Other	1,853	—	—	1,853
Warrants receivable	—	—	814	814
Total assets at fair value	$1,853	$219,057	$814	$221,724
The changes in balances of Clover's Level 3 financial assets and liabilities during the nine months ended September 30, 2024 were as follows:

	Warrants receivable	Total
	(in thousands)
Balance, December 31, 2023	$814	$814
Total unrealized losses	17	17
Balance, September 30, 2024	$797	$797
There were no transfers in or out of Level 3 financial assets or liabilities for the nine months ended September 30, 2024 or September 30, 2023.
Private Warrants
At September 30, 2024, the Company had exercisable private warrants which were embedded in several agreements as derivatives. These private warrants were accounted for as assets in accordance with ASC 815-40 and are presented in Other assets, non-current in the Condensed Consolidated Balance Sheets. The warrant assets are measured at fair value at inception and on a recurring basis until redeemed, with changes in fair value presented in Change in fair value of warrants in the Condensed Consolidated Statements of Operations and Comprehensive Loss. These private warrants were classified within Level 3 due to the subjectivity and use of estimates in the calculation of their fair value. These warrants at measurement date, December 31, 2023, were assessed to have a fair value of $0.8 million, with no other activity for the three months ended September 30, 2024. The Company reassesses the fair values of the warrants based on updated estimates and for the nine months ended September 30, 2024, there was less than $0.1 million unrealized losses recognized.
5. Healthcare Receivables
Healthcare receivables include pharmaceutical rebates that are accrued as they are earned and estimated based on contracted rebate rates, eligible amounts submitted to the manufacturers by the Company's pharmacy manager, pharmacy utilization volume, and historical collection patterns. Also included in Healthcare receivables are Medicare Part D settlement receivables, member premium receivables, and other CMS receivables. The Company reported $37.3 million and $64.2 million within Healthcare receivables at September 30, 2024, and December 31, 2023, respectively.

6. Related Party Transactions
Related party agreements
The Company has various contracts with IJKG Opco LLC (d/b/a CarePoint Health - Bayonne Medical Center), Hudson Hospital Opco, LLC (d/b/a CarePoint Health - Christ Hospital) and Hoboken University Medical Center Opco LLC (d/b/a CarePoint Health - Hoboken University Medical Center), which collectively do business as the CarePoint Health System ("CarePoint Health"), for the provision of inpatient and hospital-based outpatient services. CarePoint Health was ultimately held and controlled by Vivek Garipalli, the Company's Executive Chairman and a significant stockholder of the Company. In May 2022, Mr. Garipalli and his family completed a donation of their interest in CarePoint Health to a non-profit organization called CarePoint Health Systems, Inc ("the CarePoint Nonprofit"). In September 2024, Sequoia Healthcare Services, LLC, an entity that Mr. Garipalli has an indirect interest in, transferred certain subsidiaries that provided services to CarePoint Health to the CarePoint Nonprofit. Following such transfer, neither Mr. Garipalli nor any entity he has an interest in currently provide any management services to CarePoint Health. However, Mr. Garipalli and certain affiliates of Mr. Garipalli are owed certain money from CarePoint Health for prior obligations. Expenses and fees incurred related to Clover's contracts with CarePoint Health, recorded in Net medical claims incurred, in the Condensed Consolidated Statements of Operations and Comprehensive Loss, were $2.5 million and $3.2 million for the three months ended September 30, 2024 and 2023, respectively, and $5.3 million and $9.7 million for the nine months ended September 30, 2024 and 2023, respectively. Additionally, $1.3 million and $1.4 million were payable to CarePoint Health at September 30, 2024, and December 31, 2023, respectively.
The Company has a contract with Medical Records Exchange, LLC (formerly known as "ChartFast," now d/b/a Credo) pursuant to which the Company receives administrative services related to medical records retrieval via Credo's electronic applications and web portal platform. Expenses and fees incurred related to this agreement were $0.1 million and $0.3 million for the three months ended September 30, 2024 and 2023, respectively, and $0.5 million and $0.6 million for the nine months ended September 30, 2024 and 2023, respectively. Vivek Garipalli, the Company's Executive Chairman and significant stockholder of the Company, is an indirect owner of Medical Records Exchange, LLC.
Since July 2, 2021, the Company has contracted with Thyme Care, Inc. ("Thyme Care"), an oncology care management company, through which Thyme Care was engaged to provide cancer care management services to the Company's Insurance members and develop a provider network to help ensure member access to high-value oncology care. The Company and Thyme Care have amended the terms of the engagement, effective April 1, 2023, to include additional clinical services available to Clover members as well as the value based payment terms. The Company entered into an agreement with Thyme Care effective September 23, 2020 where the Company purchased 1,773,049 shares (less than five percent (5%) of its class A common stock). The fair value of these shares is $1.8 million at September 30, 2024, and is recognized in Other assets, non-current, in the Condensed Consolidated Balance Sheets. In accordance with ASC 321, any changes in fair value associated with these shares are recognized in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Mr. Garipalli is a member of the board of directors of Thyme Care and holds an equity interest of less than five percent (5%) of that entity. Expenses and fees incurred related to this agreement were $0.9 million and $0.9 million for the three months ended September 30, 2024 and 2023, respectively, and $3.2 million and $1.7 million for the nine months ended September 30, 2024 and 2023, respectively. Additionally, $3.0 million and $0.2 million were payable to Thyme Care at September 30, 2024, and December 31, 2023, respectively.

7. Unpaid Claims
Activity within the liability for Unpaid claims, including claims adjustment expenses, for the nine months ended September 30, 2024 and 2023, respectively, is summarized as follows:

Nine Months Ended September 30,	2024	2023
	(in thousands)
Gross and net balance, beginning of period (1)	$137,100	$137,395
Incurred related to:
Current year	780,461	750,705
Prior years	(31,523)	(7,689)
Total incurred	748,938	743,016
Paid related to:
Current year	622,126	646,322
Prior years	96,502	120,859
Total paid	718,628	767,181
Gross and net balance, end of period (1)	$167,410	$113,230
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
Unpaid Claims for Insurance Operations
Unpaid claims for Insurance operations were $167.4 million at September 30, 2024. During the nine months ended September 30, 2024, $96.5 million was paid for incurred claims attributable to insured events of prior years. A favorable development of $31.5 million was recognized during the nine months ended September 30, 2024, resulting from the Company's actual experience with claims developing differently as compared to the Company's estimates at December 31, 2023. A favorable development of $7.7 million was recognized during the nine months ended September 30, 2023, resulting from the Company's actual experience with claims developing differently as compared to the Company's estimates at December 31, 2022. Original estimates are increased or decreased, as additional information becomes known regarding individual claims. The ratio of current year medical claims paid as a percentage of current year Net medical claims incurred was 79.7% for the nine months ended September 30, 2024, and 86.1% for the nine months ended September 30, 2023. This ratio serves as an indicator of claims processing speed, indicating that claims were processed at a slower rate during the nine months ended September 30, 2024, than during the nine months ended September 30, 2023. As a result of slower claims processing, unpaid claims liability increased which was primarily due to claim submission and payment process disruptions related to a third-party cyber incident.

8. Stockholders' Equity and Convertible Preferred Stock
Stockholders' Equity
The Company was authorized to issue up to 2,500,000,000 shares of Class A common stock at September 30, 2024 and December 31, 2023, respectively, and up to 500,000,000 shares of Class B common stock at September 30, 2024 and December 31, 2023. At September 30, 2024 and December 31, 2023, there were 411,256,965 and 401,183,882 shares of Class A common stock issued and outstanding, respectively. There were 89,032,305 and 87,867,732 shares of Class B common stock issued and outstanding at September 30, 2024 and December 31, 2023, respectively. Class B common stock has 10 votes per share, and Class A common stock has one vote per share. The Company had 16,817,010 and 7,912,750 shares held in treasury at September 30, 2024 and December 31, 2023, respectively. These amounts represent shares withheld to cover taxes upon vesting of employee stock-based awards.
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
Shares repurchased by the Company are accounted for on the settlement date. Upon settlement, repurchased shares are held as treasury shares and are no longer considered outstanding. The total cost to repurchase shares includes any direct costs incurred, including broker commissions and excise taxes, and is recorded as a reduction to additional paid in capital in the Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2024, the Company repurchased 1,838,309 shares for an aggregate total of $1.8 million.
At September 30, 2024, the Company was authorized to issue 25,000,000 shares of preferred stock having a par value of $0.0001 per share, and the Company's Board has the authority to determine the rights, preferences, privileges, and restrictions, including voting rights, of those shares. At September 30, 2024, there were no shares of preferred stock issued and outstanding.

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
The Company determined that it does have a significant influence over Character Biosciences and, therefore, it began accounting for its common stock investment in Character Biosciences using the equity method on February 4, 2022. As the Company applies the equity method to account for its common stock interest in Character Biosciences, the initial value of the investment is adjusted periodically to recognize (i) the proportionate share of the investee's net income or losses after the date of investment, (ii) additional contributions made and dividends or distributions received, and (iii) impairment losses resulting from adjustments to net realizable value. The Company eliminates all intercompany transactions in accounting for equity method investments and records the proportionate share of the investee's net income or loss in equity in loss on investment in the Consolidated Statements of Operations and Comprehensive Loss.
In accordance with ASC 323, Investments - Equity Method and Joint Ventures (“ASC 323”), the Company recognized the proportionate share of Character Bioscience's net loss up to the investment carrying amount. As a result, the Company did not recognize any shared gain or loss for the three months ended September 30, 2024 and 2023, respectively, and recognized a loss of $0.5 million and none for the nine months ended September 30, 2024 and 2023, respectively. The equity method investment in Character Biosciences was reduced to zero during the three months ended March 31, 2024 and no further losses can recorded in the Company's condensed consolidated financial statements as the Company did not guarantee obligations of the investee company nor has not committed additional funding. The Company will begin recognizing its share of net income only when it is greater than the cumulative net losses not recognized during the period the equity method was suspended.

10. Employee Benefit Plans
Employee Savings Plan
The Company has a defined contribution retirement savings plan (the "401(k) Plan") covering eligible employees, which includes safe harbor matching contributions based on the amount of employees' contributions to the 401(k) Plan. The Company contributes to the 401(k) Plan annually 100.0% of the first 4.0% compensation that is contributed by the employee up to 4.0% of eligible annual compensation after one year of service. The Company's service contributions to the 401(k) Plan amounted to approximately $0.5 million and $0.5 million for the three months ended September 30, 2024 and 2023, respectively, and $1.6 million and $1.4 million for the nine months ended September 30, 2024 and 2023, respectively, and are included in Salaries and benefits in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company's cash match is invested pursuant to the participant's contribution direction. Employer contributions are immediately 100.0% vested.
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
The maximum number of shares of the Company's common stock reserved for issuance over the term of the Plans, shares outstanding under the Plans, and shares remaining under the Plans at September 30, 2024 were as follows:

September 30, 2024	Shares Authorized Under Plans	Shares Outstanding Under Plans	Shares Remaining Under Plans
2014 Plan	54,402,264	34,457,710	N/A
2020 Plan	86,604,581	39,844,072	19,817,658
2020 MIP	33,426,983	23,398,889	—
Inducement Plan	11,000,000	6,293,605	—
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

The Company recorded Stock-based compensation for stock options, RSUs, and PRSUs granted under the Plans, and discounts offered in connection with the Company's 2020 Employee Stock Purchase Plan ("ESPP") of $28.0 million and $33.1 million during the three months ended September 30, 2024 and 2023, respectively, and $84.7 million and $107.8 million during the nine months ended September 30, 2024 and 2023, respectively, and such expenses are presented in Salaries and benefits in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
Compensation cost presented in Salaries and benefits in the Condensed Consolidated Statements of Operations and Comprehensive Loss were as follows:

Three Months Ended September 30,	2024	2023
	(in thousands)
Stock options	$384	$559
RSUs	21,074	20,603
PRSUs	6,170	11,851
ESPP	360	57
Total compensation cost recognized for stock-based compensation plans	$27,988	$33,070

Nine Months Ended September 30,	2024	2023
	(in thousands)
Stock options	$1,532	$2,648
RSUs	62,391	62,539
PRSUs	20,327	42,444
ESPP	436	164
Total compensation cost recognized for stock-based compensation plans	$84,686	$107,795
At September 30, 2024, there was approximately $383.4 million of unrecognized stock-based compensation expense related to unvested stock options, unvested RSUs and unvested PRSUs, estimated to be recognized over a period of four years.
Stock Options
The Company did not grant stock options during the nine months ended September 30, 2024 and 2023, respectively.
A summary of option activity under the 2020 Plan during the nine months ended September 30, 2024, was as follows:

	Number of stock options	Weighted-average exercise price
Outstanding, January 1, 2024	952,900	$8.88
Granted	—	—
Exercised	—	—
Forfeited	(131,212)	8.88
Outstanding, September 30, 2024	821,688	$8.88
A summary of stock option activity under the 2014 Plan during the nine months ended September 30, 2024, was as follows:

	Number of stock options	Weighted-average exercise price
Outstanding, January 1, 2024	24,041,753	$1.45
Granted	—	—
Exercised	(210,555)	1.16
Forfeited	(120,650)	3.44
Outstanding, September 30, 2024	23,710,548	$2.73

At September 30, 2024, outstanding stock options, substantially all of which are expected to vest, had an aggregate intrinsic value of $16.2 million, and a weighted-average remaining contractual term of four years. At September 30, 2024, there were 24,160,751 options exercisable under the Plan, with an aggregate intrinsic value of less than $16.2 million, a weighted-average exercise price of $2.88 per share, and a weighted-average remaining contractual term of 4.68 years. The total value of stock options exercised during the nine months ended September 30, 2024 and 2023 was $0.3 million. Cash received from stock option exercises during the nine months ended September 30, 2024 and 2023 totaled $0.2 million and none, respectively.
Restricted Stock Units
A summary of total RSU activity is presented below:

	Number of RSUs	Weighted-average grant date fair value per share
Outstanding, January 1, 2024	56,928,405	$4.28
Granted	17,639,741	0.97
Released	(17,249,172)	4.56
Forfeited	(7,625,408)	1.93
Outstanding, September 30, 2024	49,693,566	$3.37
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
At September 30, 2024, the market condition component of these PRSUs has not been met, so the awards have not been earned. This expense represents most of the PRSU expense recognized for the three and nine months ended September 30, 2024 related to stock-based compensation plans which is presented in Salaries and benefits in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company has also determined the requisite service period for the PRSUs with multiple performance conditions to be the longest of the explicit, implicit, or derived service period for each tranche.

A summary of PRSU activity is presented below:

	Number of PRSUs	Weighted-average grant date fair value per share
Non-vested, January 1, 2024	32,131,532	$8.36
Granted during 2024	—	—
Adjustment for performance condition achieved(1)	341,459	0.95
Vested	(2,389,515)	1.14
Forfeited	(315,292)	1.56
Non-vested at September 30, 2024	29,768,184	$8.93
(1) Represents an increase in the number of original CLOV performance share units awarded based on final achievement at the end of the performance period of such awards.
At September 30, 2024, there was $18.2 million of unrecognized share-based compensation expense related to PRSUs, which is expected to be recognized over a period of four years.
2020 Employee Stock Purchase Plan
On January 6, 2021, the Board adopted and the Company's stockholders approved the ESPP, which permits eligible employees and service providers of either the Company or designated related companies and affiliates to contribute up to 15% of their eligible compensation during defined offering periods to purchase shares of the Company’s Class A common stock at a 15% discount from the fair market value of the common stock as determined on specific dates at specific intervals. Subject to adjustments provided in the ESPP that are discussed below, the maximum number of shares of common stock that may be purchased under the ESPP is 14,163,863 shares, and the maximum number of shares that may be purchased on any single purchase date by any one participant is 5,000 shares. At September 30, 2024, 12,851,030 shares of Class A common stock were available for issuance under the ESPP.
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
11. Income Taxes
The consolidated effective tax rate of the Company for the three and nine months ended September 30, 2024 and 2023, was 0.0%, and 0.0% respectively. The Company continues to be in a net operating loss for the nine months ended September 30, 2024 and net deferred tax asset position. As a result, and in accordance with accounting standards, the Company recorded a valuation allowance to reduce the value of the net deferred tax assets to zero. The Company believes that at September 30, 2024, it had no material uncertain tax positions. Interest and penalties related to unrecognized tax expense (benefits) are recognized in income tax expense, when applicable.
There were no material liabilities for interest and penalties accrued at September 30, 2024 and December 31, 2023.

12. Net Income (Loss) per Share
Basic and diluted net loss per share from continuing operations attributable to Class A common stockholders and Class B common stockholders (collectively, "Common Stockholders") for the years indicated were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except for per share and share amounts)
Numerator:
Net loss from continuing operations attributable to Common Stockholders	$(8,785)	$(33,616)	$(24,785)	$(142,203)
Net (loss) income from discontinued operations attributable to Common Stockholders	(370)	(7,853)	3,868	(686)
Denominator:
Basic weighted average number of common shares and common share equivalents outstanding	490,180,103	480,770,283	488,501,812	480,921,520
Dilutive shares:
RSU	N/A	N/A	N/A	N/A
PRSU	N/A	N/A	N/A	N/A
Stock Options	N/A	N/A	N/A	N/A
Weighted average shares used in computing net income per share of common stock, diluted	490,180,103	480,770,283	488,501,812	480,921,520

Basic loss per share from continuing operations	$(0.02)	$(0.07)	$(0.05)	$(0.30)
Basic earnings (loss) per share from discontinued operations	0.00	(0.02)	0.01	0.00
Diluted loss per share from continuing operations	(0.02)	(0.07)	(0.05)	(0.30)
Diluted earnings (loss) per share from discontinued operations	0.00	(0.02)	0.01	0.00
For all periods presented, the Company had net loss from continuing operations attributable to Common Stockholders. As a result, the Company's potentially dilutive securities, which include Options, RSUs, and PRSUs, have been excluded from the computation of diluted net loss per share from continuing operations, as the effect would be anti-dilutive. Therefore, during these periods, the diluted common shares outstanding equals the average common shares outstanding.
The following table presents the potentially dilutive shares that were excluded from the computation of diluted net income (loss) per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Options to purchase common stock	24,532,236	25,138,347	24,532,236	25,138,347
RSUs	49,693,566	55,544,997	49,693,566	55,544,997
PRSUs	29,768,184	30,224,866	29,768,184	30,224,866
Total potentially dilutive shares excluded from computation of net income (loss) per share	103,993,986	110,908,210	103,993,986	110,908,210
13. Commitments and Contingencies
Legal Actions
Various lawsuits against the Company may arise in the ordinary course of the Company's business. Contingent liabilities arising from ordinary course litigation, income taxes and other matters are not expected to be material in relation to the financial position of the Company. At September 30, 2024, and December 31, 2023, respectively, there were no material known contingent liabilities arising outside the normal course of business other than as set forth below. In accordance with ASC No. 450-20, Loss Contingencies, we will record accruals for loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

Securities Class Actions, Derivative Litigation and Investigations
Since February 2021, the Company has received subpoenas from the SEC related to certain disclosures and aspects of our business as well as certain matters described in an article issued on February 4, 2021, by Hindenburg Research LLC (the "Hindenburg Article"). The Company is cooperating with the SEC's investigation (the "Investigation"). The Hindenburg Article, which discussed, among other things, an inquiry by the U.S. Attorney's Office for the Eastern District of Pennsylvania relating to, among other things, certain of the Company’s arrangements with providers participating in its network and programs, and Clover Assistant, was the subject of the Company’s Current Report on Form 8-K dated February 5, 2021. As previously disclosed on the Company's Current Report on Form 8-K filed on September 30, 2024, by letter dated September 26, 2024 (the “Notice”), the Staff of the SEC Division of Enforcement notified the Company that the SEC had concluded the Investigation, and based on the information that the SEC had as of the date of the Notice, the Staff did not intend to recommend an enforcement action by the SEC against the Company relating to the Investigation.
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
Bylaw Litigation
On March 26, 2024, a putative shareholder filed a class action suit against the Company and its directors and officers in Delaware Chancery Court challenging a Company bylaw governing the process for nominating a candidate to the board of directors as preclusive and coercive. The case is captioned Taylor v. Clinton, et al., Case No. 2024-0305 (Del. Ch.). In June 2024, the Company adopted an amendment to its bylaws mooting the litigation, and the plaintiffs voluntarily dismissed the suit, with the court retaining jurisdiction solely for the purpose of determining plaintiffs’ counsel’s application for attorneys’ fees and reimbursement (the “Fee Application”). On October 23, 2024, solely to avoid the time and expense of continued litigation, the Company and the plaintiffs agreed to resolve the Fee Application in exchange for a payment by the Company of $250,000 to Plaintiff’s counsel. The case is now closed.

14. Operating Segments
Starting in 2024, the Company manages its operations based on one reportable operating segment: Insurance. Through the Insurance segment, the Company provides PPO and HMO plans to Medicare Advantage members in several states. These segment groupings are consistent with information used by the CODM, to assess performance and allocate resources.
The operations of the Company are organized into the following segment:

•Insurance Segment includes operations related to the Company's MA plans, which generally provide access to a wide network of primary care providers, specialists, and hospitals.

Corporate/Other includes other clinical services not included in Medicare Advantage, Counterpart Health, and all other corporate overhead. Clinical services is comprised of Clover Care Services and other clinical services that are offered to eligible beneficiaries.
The table below summarizes the Company's results by operating segment:

	Insurance	Corporate/Other	Eliminations	Consolidated Total
Three months ended September 30, 2024	(in thousands)
Premiums earned, net (net of ceded premiums of $97)	$322,579	$—	$—	$322,579
Other income	4,314	32,422	(28,329)	8,407
Intersegment revenues	—	46,944	(46,944)	—
Net medical claims incurred	251,643	4,442	(6,311)	249,774
Gross profit	$75,250	$74,924	$(68,962)	$81,212

Total assets	$408,381	$918,407	$(673,775)	$653,013

	Insurance	Corporate/Other	Eliminations	Consolidated Total
Nine months ended September 30, 2024	(in thousands)
Premiums earned, net (net of ceded premiums of $301)	$1,014,201	$—	$—	$1,014,201
Other income	12,085	90,371	(82,489)	19,967
Intersegment revenues	—	146,608	(146,608)	—
Net medical claims incurred	767,125	14,345	(18,187)	763,283
Gross profit	$259,161	$222,634	$(210,910)	$270,885

Total assets	$408,381	$918,407	$(673,775)	$653,013

	Insurance	Corporate/Other	Eliminations	Consolidated Total
Three months ended September 30, 2023	(in thousands)
Premiums earned, net (net of ceded premiums of $106)	$301,230	$—	$—	$301,230
Other income	3,338	14,218	(12,758)	4,798
Intersegment revenues	—	43,335	(43,335)	—
Net medical claims incurred	236,533	4,690	(5,438)	235,785
Gross profit	$68,035	$52,863	$(50,655)	$70,243

Total assets	$464,942	$905,477	$(685,439)	$684,980

	Insurance	Corporate/Other	Eliminations	Consolidated Total
Nine months ended September 30, 2023	(in thousands)
Premiums earned, net (net of ceded premiums of $341)	$932,699	$—	$—	$932,699
Other income	7,192	45,732	(37,465)	15,459
Intersegment revenues	—	112,220	(112,220)	—
Net medical claims incurred	753,877	11,820	(10,861)	754,836
Gross profit	$186,014	$146,132	$(138,824)	$193,322

Total assets	$464,942	$905,477	$(685,439)	$684,980
A reconciliation of the reportable segments' gross profit to the Net loss from continuing operations included in the Condensed Consolidated Statements of Operations and Comprehensive Loss is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Gross profit	$81,212	$70,243	$270,885	$193,322

Salaries and benefits	54,995	60,567	169,717	191,985
General and administrative expenses	35,201	41,030	124,194	140,384
Premium deficiency reserve expense (benefit)	—	392	—	(6,556)
Depreciation and amortization	339	557	987	1,835
Restructuring (recoveries) costs	(538)	1,313	288	7,870
Change in fair value of warrants	—	—	17	—
Interest expense	—	—	—	7
Loss on investment	—	—	467	—
Net loss from continuing operations	$(8,785)	$(33,616)	$(24,785)	$(142,203)
15. Dividend Restrictions
The Company's regulated insurance subsidiaries are subject to regulations and standards in their respective jurisdictions. These standards, among other things, require these subsidiaries to maintain specified levels of statutory capital and limit the timing and amount of dividends and other distributions that may be paid to their parent companies. Therefore, the Company's regulated insurance subsidiaries' ability to declare and pay dividends is limited by state regulations including obtaining prior approval by the New Jersey Department of Banking and Insurance. At September 30, 2024 and December 31, 2023, neither of the regulated insurance subsidiaries had been authorized nor paid any dividends.

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
The Restructuring costs are presented in the Company's Condensed Consolidated Statements of Operations and Comprehensive Loss, which were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Employee termination (recoveries) benefits	$(547)	$58	$(547)	$4,620
Vendor related costs	—	1,245	822	3,166
Other	9	10	13	84
Total restructuring (recoveries) costs	$(538)	$1,313	$288	$7,870
UST HealthProof Transition
As of September 30, 2024, the liability for employee termination benefits was recorded in Accrued salaries and benefits and the liability for vendor related costs and other expenses were recorded in Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets. The liability recorded reflects the Company's best estimate, which may be revised in subsequent periods as the restructuring progresses. The restructuring costs are recorded within the Corporate/Other operating segment. In addition, the Company incurred costs related to software impairment. These costs are recognized in Depreciation and amortization in the Condensed Consolidated Statements of Operations and Comprehensive Loss, and totaled less than $0.1 million for the three months and nine months ended September 30, 2024. For the three and nine months ended September 30, 2023, software impairment costs totaled $0.1 million.

	Employee Termination Benefits	Vendor related costs	Other	Total
	(in thousands)
Liability as of December 31, 2023	$1,781	$3,390	$—	$5,171
(Recoveries) charges	(547)	822	13	288
Cash payments	(1,234)	(1,307)	(13)	(2,554)
Liability as of September 30, 2024	$—	$2,905	$—	$2,905
Total cumulative costs incurred as of September 30, 2024	$4,248	$5,761	$100	$10,109

17. Discontinued Operations
On December 1, 2023, the Company notified CMS that it would no longer participate as a REACH ACO in connection with the 2024 performance year. The Company’s exit from the ACO REACH Program was made after the Company determined that it is in its best interest to fully exit the ACO REACH Program starting with the 2024 performance year, and follows the Company's November 2022 announcement of a strategic reduction in the number of ACO REACH participating physicians in 2023. The nature of the remaining activities relate to the settlement with CMS related to prior performance years which is expected to be completed by the end of 2024.
A summary of the carrying amounts of major assets and liabilities, which were classified as held for settlement in the Condensed Consolidated Balance Sheets, follows:

	September 30, 2024	December 31, 2023
	(in thousands)
Assets(1)
Cash and cash equivalents	$—	$6,456
Surety bond and deposits	—	55,089
Non-Insurance receivable	10,087	10,926
Total assets	$10,087	$72,471

Liabilities(1)
Unpaid claims	$1,080	$2,856
Accrued salaries and benefits	—	110
Non-Insurance performance year obligation, current	4,740	15,568
Non-Insurance payable	43,121	41,565
Total liabilities	$48,941	$60,099
(1) The assets and liabilities of the disposal group are classified as current in the Condensed Consolidated Balance Sheet at September 30, 2024 as the settlement with CMS is expected to occur within one year.
A summary of the results from discontinued operations included in the Condensed Consolidated Statements of Operations and Comprehensive Loss follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Revenues:
Non-Insurance revenue	$(6,149)	$176,038	$(370)	$575,311
Total revenues	(6,149)	176,038	(370)	575,311

Operating Expenses:
Net medical claims incurred	(6,009)	183,174	(5,276)	573,567
General and administrative expenses	230	717	741	2,430
Restructuring costs	—	—	297	—
Total operating expenses	(5,779)	183,891	(4,238)	575,997
(Loss) gain from operations	(370)	(7,853)	3,868	(686)
Net (loss) income	$(370)	$(7,853)	$3,868	$(686)

A summary of cash flows from discontinued operations included in the Condensed Consolidated Statements of Cash Flows follows:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash (used in) provided by operating activities	$(8,861)	$34,060
Performance guarantees
Certain of the Company's arrangements with third-party providers require it to guarantee the performance of its care network to CMS. As a result of the Company's participation in the ACO REACH Model, the Company determined that it was making a performance guarantee with respect to providers under the Non-Insurance arrangement that should be recognized in the financial statements. The performance guarantee identified relates to the Company guaranteeing the performance of the third-party medical providers. Thus, the contract with CMS is accounted for as a performance guarantee under ASC 460, Guarantees. At the inception of the performance year, the Company measures and recognizes the performance guarantee receivable and obligation, issued in this standalone arm's length transaction, using the practical expedient to fair value as set forth in ASC 460-10-30-2(a). The Company estimates the annualized benchmark, which is the amount recognized in both the Non-Insurance performance year receivable and the Non-Insurance performance year obligation, current. This is consistent with ASC 460-10-25-4, which provides that a guarantor shall recognize in its statement of financial position a liability for that guarantee. In addition, when the guarantee is issued in a standalone transaction for a premium, the offsetting entry should be considered received (such as cash or a receivable) according to ASC 460-10-25-4. Thus the Company recognizes the Non-Insurance performance year receivable on its balance sheets.
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
For additional information, see Note 2 (Summary of Significant Accounting Policies) and Note 20 (Non-Insurance) in the 2023 Form 10-K.

The tables below include the financial statement impacts of the performance guarantee:

	September 30, 2024	December 31, 2023
	(in thousands)
Non-Insurance performance year obligation (1)	$4,740	$15,568
(1) This obligation represents the consideration due to providers, net of the shared savings or loss for the period and amortization of the liability.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Amortization of the Non-Insurance performance year receivable	$—	$(182,753)	$—	$(556,211)
Amortization of the Non-Insurance performance year obligation	—	182,753	—	556,211

Non-Insurance revenue	(6,149)	176,038	(370)	575,311

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto for the nine months ended September 30, 2024, contained in this Quarterly Report on Form 10-Q (the "Form 10-Q") and the audited consolidated financial statements and notes thereto for the year ended December 31, 2023, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the "SEC") on March 14, 2024 (the "2023 Form 10-K"). This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of the 2023 Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. See "Cautionary Note Regarding Forward-Looking Statements" for additional information. Unless the context otherwise requires, references in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" to "we," "us," "our," "Clover," "Clover Health," and the "Company" mean the business and operations of Clover Health Investments, Corp. and its consolidated subsidiaries.
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
We operate Preferred Provider Organization ("PPO") and Health Maintenance Organization ("HMO") Medicare Advantage ("MA") plans for Medicare-eligible individuals. We aim to provide high-quality, affordable healthcare for all Medicare beneficiaries. Among plans with similar major characteristics, we offer most members in our MA plans (the "members") among the lowest average out-of-pocket costs for primary care provider and specialist co-pays in their markets. We strongly believe in providing our members provider choice, and we consider our PPO plan to be our flagship insurance product. An important feature of our MA product is wide network access. We believe the use of Clover Assistant and related data insights allows us to improve clinical decision-making through a highly scalable platform. At September 30, 2024, we operated our MA plans in five states and 200 counties, with 81,110 members.
At September 30, 2024, we partnered with providers to care for 81,110 Lives under Clover Management.
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
On October 10, 2024, the Company announced that CMS has increased the Star rating of its PPO Medicare Advantage plans to 4 Stars for 2025, which will affect payment year 2026. In payment year 2026, the Company expects to experience a general 5% quality bonus increase in benchmark rates as a result of its PPO contract being rated 4.0 Stars, in accordance with CMS regulations. Increased quality bonus payments enable the Company to further reinvest in more competitive benefits, which the Company believes will deliver greater value to its members while fueling continued membership growth. Additionally, CMS increased the rating of Clover’s HMO MA plan to 3.5 Stars. As a reminder, over 95% of our insurance members are members of our PPO Medicare Advantage Plans.
Counterpart Health
During the second quarter of 2024, the Company launched Counterpart Health, Inc. ("Counterpart Health"), a New Software-as-a-Service (“SaaS”) and Tech Enabled Services Solution to bring the power of CA Technology to Medicare Advantage Payors and Providers. This external offering aims to equip clinician users with our already built, clinician-centric, and AI-powered care management platform. Strategically, Counterpart Health, a subsidiary of Clover Health, aims to extend the benefits of data-driven proven technology and personalized care to a wider audience, enabling enhanced patient outcomes and reduced healthcare costs across the nation. Counterpart Health is complimentary to Clover Health, and enables the Company to deploy and expand the reach of its existing technology asset for new potential growth and high margin business opportunities, with low startup costs.

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
Key Performance Measures
Starting in the first quarter of 2024, we manage our operations based on one reportable segment: Insurance. Through our Insurance segment, we provide PPO and HMO plans to Medicare Advantage members in several states. All other clinical services and all corporate overhead not included in the reportable segments are included in Corporate/Other.
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
The following table presents key financial measures for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Total	PMPM (1)	Total	PMPM (1)	Total	PMPM (1)	Total	PMPM (1)
	(amounts in thousands, except PMPM amounts)
Insurance members at period end (#)	81,110	N/A	81,275	N/A	81,110	N/A	81,275	N/A
Premiums earned, gross	$322,676	$1,333	$301,336	$1,230	$1,014,502	$1,409	$933,040	$1,252
Premiums earned, net	$322,579	$1,333	$301,230	$1,230	$1,014,201	$1,409	$932,699	$1,251
Insurance medical claim expense incurred, gross	$251,856	$1,041	$236,845	$967	$767,338	$1,068	$754,422	$1,012
Insurance net medical claims incurred	$251,643	$1,040	$236,533	$966	$767,125	$1,066	$753,877	$1,011
Medical care ratio, gross	78.1%	N/A	78.6%	N/A	75.6%	N/A	80.9%	N/A
Medical care ratio, net	78.0%	N/A	78.5%	N/A	75.6%	N/A	80.8%	N/A
Benefits expense ratio, gross	82.8%	N/A	83.4%	N/A	80.6%	N/A	86.2%	N/A
Benefits expense ratio, net	82.8%	N/A	83.3%	N/A	80.6%	N/A	86.2%	N/A
Adjusted EBITDA	$19,263	N/A	$2,723	N/A	$62,275	N/A	$(24,879)	N/A
Adjusted SG&A	$61,949	N/A	$67,520	N/A	$208,593	N/A	$218,201	N/A
(1) Calculated per member per month ("PMPM") figures are based on the applicable amount divided by member months in the given period. Member months represents the number of months members are enrolled in a Clover Health plan in the period.

Membership and associated premiums earned and medical claim expenses.
We define new and returning members on a calendar year basis. Any member who is active on July 1 of a given year is considered a returning member in the following year. Any member who joins a Clover plan after July 1 in a given year is considered a new member for the entirety of the following calendar year. We view our number of members and associated PMPM premiums earned and medical claim expenses, in the aggregate and on a PMPM basis, as useful metrics to assess our financial performance. Member growth and retention aligns with our mission, drives our Total revenues, expands brand awareness, deepens our market penetration, creates additional opportunities to inform our data-driven insights to improve care and decrease medical claim expenses, and generates additional data to continue to improve the functioning of Clover Assistant. Among other things, the longer a member is enrolled in one of our insurance plans, the more data we collect and synthesize and the more actionable insights we generate. We believe these data-driven insights lead to better care delivery as well as improved identification, documentation and management of members' chronic conditions, helping to lower PMPM medical claim expenses.
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

Benefits expense ratio, gross and net.
Benefits expense ratio ("Insurance BER") is a non-GAAP financial measure. We calculate our Insurance BER by taking the total of Insurance net medical expenses incurred and quality improvements, and dividing that total by premiums earned on a net basis, in a given period. Quality improvements include expenses associated with activities that improve health outcomes, as defined by the U.S. Department of Health and Human Services ("HHS"), as well as those directly tied to enhancing healthcare quality, such as the Company's spend on health information technology, wellness and prevention programs, initiatives to reduce hospital readmissions, and our clinically focused Member Rewards program. We believe our Insurance BER is useful to management, investors, and others because it offers a clearer and more accurate representation of our investment in healthcare quality and member engagement, and gives a comprehensive view of costs related to maintaining and improving the quality of care of our members, which is crucial for sustaining member satisfaction and adherence to treatment regimens. Refer to the "About Non-GAAP Measures" section below for additional information.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net medical claims incurred, gross (GAAP):	$251,856	$236,845	$767,338	$754,422
Adjustments
Quality improvements	15,445	14,363	50,383	49,882
Benefits expense, gross (non-GAAP)	$267,301	$251,208	$817,721	$804,304

Premiums earned, gross (GAAP)	$322,676	$301,336	$1,014,502	$933,040
Benefits expense ratio, gross (non-GAAP)	82.8%	83.4%	80.6%	86.2%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net medical claims incurred, net (GAAP):	$251,643	$236,533	767,125	$753,877
Adjustments
Quality improvements	15,445	14,363	50,383	49,883
Benefits expense, net (non-GAAP)	$267,088	$250,896	$817,508	$803,760

Premiums earned, net (GAAP)	$322,579	$301,230	$1,014,201	$932,699
Benefits expense ratio, net (non-GAAP)	82.8%	83.3%	80.6%	86.2%

Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure defined by us as net loss from continuing operations before depreciation and amortization, loss on investment, stock-based compensation, premium deficiency reserve expense (benefit), restructuring (recoveries) costs, and non-recurring legal expenses and settlements. Adjusted EBITDA is a key measure used by our management team and the board of directors to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short and long-term operating plans. In particular, we believe that the exclusion of the amounts eliminated in calculating Adjusted EBITDA provide useful measures for period-to-period comparisons of our business. Accordingly, we believe that Adjusted EBITDA provides investors and others useful information to understand and evaluate our operating results in the same manner as our management and our board of directors. Refer to the "About Non-GAAP Measures" section below for additional information.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net loss from continuing operations (GAAP):	$(8,785)	$(33,616)	$(24,785)	$(142,203)
Adjustments
Interest expense	—	—	—	7
Depreciation and amortization	339	557	987	1,835
Loss on investment	—	—	467	—
Stock-based compensation	27,988	33,070	84,686	107,795
Premium deficiency reserve expense (benefit)	—	392	—	(6,556)
Restructuring (recoveries) costs	(538)	1,313	288	7,870
Non-recurring legal expenses and settlements	259	1,007	632	6,373
Adjusted EBITDA (non-GAAP)	$19,263	$2,723	$62,275	$(24,879)
Adjusted SG&A
Adjusted Salaries and benefits plus General and administrative expenses ("SG&A") is a non-GAAP financial measure defined by us as total SG&A less stock-based compensation and non-recurring legal expenses and settlements. We believe that Adjusted SG&A provides management, investors, and others a useful view of our operating spend as it excludes non-cash, stock-based compensation and expenses related to investments that management believes do not reflect the Company's core operating expenses. We believe that Adjusted SG&A as a percentage of revenue is useful to management, investors, and others because it allows us to measure our operational leverage as revenue scales. Refer to the "About Non-GAAP Measures" section below for additional information.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Salaries and benefits	$54,995	$60,567	169,717	191,985
General and administrative expenses	35,201	41,030	124,194	140,384
Total SG&A (GAAP)	90,196	101,597	293,911	332,369
Adjustments
Stock-based compensation	(27,988)	(33,070)	(84,686)	(107,795)
Non-recurring legal expenses and settlements	(259)	(1,007)	(632)	(6,373)
Adjusted SG&A (non-GAAP)	$61,949	$67,520	$208,593	$218,201

Total revenues (GAAP)	330,986	306,028	1,034,168	948,158
Adjusted SG&A (non-GAAP) as a percentage of revenue	19%	22%	20%	23%

Results of Operations
Comparison of the Three Months Ended September 30, 2024 and 2023
The following table summarizes our condensed consolidated results of operations for the three months ended September 30, 2024 and 2023. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended September 30,		Change between 2024 and 2023
	2024	2023	($)	(%)
	(in thousands)
Revenues
Premiums earned, net (Net of ceded premiums of $97 and $106 for the three months ended September 30, 2024 and 2023, respectively)	$322,579	$301,230	$21,349	7.1%
Other income	8,407	4,798	3,609	75.2
Total revenues	330,986	306,028	24,958	8.2

Operating expenses
Net medical claims incurred	249,774	235,785	13,989	5.9
Salaries and benefits	54,995	60,567	(5,572)	(9.2)
General and administrative expenses	35,201	41,030	(5,829)	(14.2)
Premium deficiency reserve expense	—	392	(392)	*
Depreciation and amortization	339	557	(218)	(39.1)
Restructuring (recoveries) costs	(538)	1,313	(1,851)	*
Total operating expenses	339,771	339,644	127	—
Net loss from continuing operations	(8,785)	(33,616)	24,831	(73.9)%
Net loss from discontinued operations (Note 17)	(370)	(7,853)	7,483	(95.3)%
Net loss	$(9,155)	$(41,469)	$32,314	(77.9)%
*    Not presented because the current or prior period amount is zero or the amount for the line item changed from a gain to a loss (or vice versa) and thus yields a result that is not meaningful.
Premiums earned, net
Premiums earned, net increased $21.3 million, or 7%, to $322.6 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase was primarily due to an increase in our risk adjustment revenue driving favorability as a result of the Company focusing on member retention.
Other income
Other income increased $3.6 million, or 75%, to $8.4 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase was primarily attributable to a higher interest rate environment as compared to the prior period.
Net medical claims incurred
Net medical claims incurred increased $14.0 million, or 6%, to $249.8 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase was primarily driven by an increase in part D related costs.
Salaries and benefits
Salaries and benefits decreased $5.6 million, or 9%, to $55.0 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. This decrease was primarily driven by a decrease in share based compensation-related costs.
General and administrative expenses
General and administrative expenses decreased $5.8 million, or 14%, to $35.2 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The decrease was primarily driven by a decrease in professional fees.

Restructuring costs
Restructuring costs decreased by $1.9 million, to $(0.5) million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. This decrease resulted from the reversal of a portion of the original accrual that was previously recognized, since all the remaining restructuring activities have concluded as of September 30, 2024.
Comparison of the Nine Months Ended September 30, 2024 and 2023
The following table summarizes our condensed consolidated results of operations for the nine months ended September 30, 2024 and 2023. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Nine Months Ended September 30,		Change between 2024 and 2023
	2024	2023	($)	(%)
	(in thousands)
Revenues
Premiums earned, net (Net of ceded premiums of $301 and $341 for the nine months ended September 30, 2024 and 2023, respectively)	$1,014,201	$932,699	$81,502	8.7%
Other income	19,967	15,459	4,508	29.2
Total revenues	1,034,168	948,158	86,010	9.1

Operating expenses
Net medical claims incurred	763,283	754,836	8,447	1.1
Salaries and benefits	169,717	191,985	(22,268)	(11.6)
General and administrative expenses	124,194	140,384	(16,190)	(11.5)
Premium deficiency reserve benefit	—	(6,556)	6,556	*
Depreciation and amortization	987	1,835	(848)	(46.2)
Restructuring costs	288	7,870	(7,582)	(96.3)
Total operating expenses	1,058,469	1,090,354	(31,885)	(2.9)
Loss from continuing operations	(24,301)	(142,196)	117,895	(82.9)

Change in fair value of warrants	17	—	17	*
Interest expense	—	7	(7)	*
Loss on investment	467	—	467	*
Net loss from continuing operations	(24,785)	(142,203)	117,418	(82.6)%
Net income (loss) from discontinued operations (Note 17)	3,868	(686)	4,554	*
Net loss	$(20,917)	$(142,889)	$121,972	(85.4)%
*    Not presented because the current or prior period amount is zero or the amount for the line item changed from a gain to a loss (or vice versa) and thus yields a result that is not meaningful.
Premiums earned, net
Premiums earned, net increased $81.5 million, or 9%, to $1,014.2 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase was primarily due to an increase in our risk adjustment revenue driving favorability as a result of the Company focusing on member retention.
Other income
Other income increased $4.5 million, or 29%, to $20.0 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase was primarily attributable to a higher interest rate environment as compared to the prior period.
Net medical claims incurred
Net medical claims incurred remained materially consistent for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

Salaries and benefits
Salaries and benefits decreased $22.3 million, or 12%, to $169.7 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. This decrease was primarily driven by a decrease in share based compensation-related costs.
General and administrative expenses
General and administrative expenses decreased $16.2 million, or 12%, to $124.2 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The decrease was primarily driven by a decrease in legal fees.
Loss on investment
Loss on investment increased $0.5 million, or 100%, as compared to the prior for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase is driven by the Company's proportional share of net losses incurred. Refer to Note 9 (Variable Interest Entity and Equity Method of Accounting) in the accompanying notes to condensed consolidated financial statements included in this Form 10-Q.
Restructuring costs
Restructuring costs decreased by $7.6 million, or 96%, to less than $0.1 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. This decrease was primarily driven by the reversal of the original accrual that was recognized as the remaining restructuring activities have concluded as of September 30, 2024.
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
Consolidated Entities
Our cash equivalents and investment securities consist primarily of money market funds, U.S. government debt securities, and corporate debt securities. At September 30, 2024 and December 31, 2023, total restricted and unrestricted cash, cash equivalents, and investments for all entities, inclusive of discontinued operations, were $531.4 million and $417.3 million, respectively. These totals consist of $241.7 million and $228.6 million at September 30, 2024 and December 31, 2023, respectively, that specifically relate to available-for-sale and held-to-maturity investment securities.
Unregulated Entities
At September 30, 2024 and December 31, 2023, total restricted and unrestricted cash, cash equivalents, and investments for the parent company, Clover Health Investments, Corp., and unregulated subsidiaries (inclusive of discontinued operations) were $205.5 million and $136.8 million, respectively. We operate as a holding company in a highly regulated industry. As such, we may receive dividends and administrative expense reimbursements from our subsidiaries, two of which are subject to regulatory restrictions. We continue to maintain sufficient levels of aggregate excess statutory capital and surplus in our state-regulated insurance subsidiaries. Our use of operating cash derived from our unregulated subsidiaries is generally not restricted by departments of insurance (or comparable state regulatory agencies). Cash, cash equivalents, and investments at the parent company were $201.3 million and $74.0 million at September 30, 2024 and December 31, 2023, respectively. Our unregulated subsidiaries held $4.2 million and $62.8 million of cash, cash equivalents, restricted cash, and investments at September 30, 2024 and December 31, 2023, respectively.

Regulated Entities
At September 30, 2024 and December 31, 2023 total cash, cash equivalents, restricted cash, and investments for our regulated subsidiaries were $325.9 million and $280.5 million, respectively. Additionally, our regulated insurance subsidiaries held $239.3 million and $203.4 million of available-for-sale and held-to-maturity investment securities at September 30, 2024 and December 31, 2023, respectively. Our regulated insurance subsidiaries have not paid dividends to the parent, and applicable insurance laws restrict the ability of our regulated insurance subsidiary to declare and pay dividends to the parent. Insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amounts calculated under any applicable formula would be permitted. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our regulated insurance subsidiary may in the future adopt statutory provisions more restrictive than those currently in effect.
For a detailed discussion of our regulatory requirements, including aggregate statutory capital and surplus as well as dividends paid from the subsidiaries to the parent, please refer to Notes 22 (Dividend Restrictions), 24 (Statutory Equity), and 25 (Regulatory Matters) in the 2023 Form 10-K.
Cash Flows
The following table summarizes our condensed consolidated cash flows for the nine months ended September 30, 2024 and 2023.

Nine Months Ended September 30,	2024	2023
	(in thousands)
Cash Flows Data:
Net cash provided by operating activities from continuing operations	$129,539	$79,364
Net cash provided by investing activities	2,004	56,351
Net cash used in financing activities	(11,220)	(4,244)
Net increase in cash, cash equivalents, and restricted cash from continuing operations	$120,323	$131,471
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
For the nine months ended September 30, 2024, Net cash provided by operating activities was $129.5 million, which reflects a Net loss of $20.9 million. Non-cash activities included a $84.7 million charge to Stock-based compensation expense and Unpaid claims increased by $30.3 million.
For the nine months ended September 30, 2023, Net cash provided by operating activities was $79.4 million, which reflects a Net loss of $142.9 million. Non-cash activities included a $107.8 million charge to Stock-based compensation expense.
Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2024 of $2.0 million was primarily due to $156.6 million provided from the sale and maturity of investment securities. This was offset by $153.3 million used to purchase investments.
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

Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2024 of $11.2 million was primarily the result of the acquisition of $9.7 million in Treasury stock and repurchases of $1.8 million of Class A Common stock.
Net cash used in financing activities for the nine months ended September 30, 2023 of $4.2 million was primarily the result of the acquisition of $5.4 million in Treasury stock.
Financing Arrangements
There have been no material changes to our financing arrangements at September 30, 2024, as compared to those disclosed in the 2023 Form 10-K.
Contractual Obligations and Commitments
We believe that funds from projected future operating cash flows, cash, cash equivalents, and investments will be sufficient for future operations and commitments, and for capital acquisitions and other strategic transactions, over at least the next 12 months.
Material cash requirements from known contractual obligations and commitments at September 30, 2024 include: (1) the recognition of a performance guarantee of $4.7 million in connection with the Company's participation in the ACO REACH Model and (2) operating lease obligations of $3.7 million. These commitments are associated with contracts that were enforceable and legally binding at September 30, 2024, and that specified all significant terms, including fixed or minimum serves to be used, fixed, minimum, or variable price provisions, and the approximate timing of the actions under the contracts. There were no other material cash requirements from known contractual obligations and commitments at September 30, 2024. For additional information regarding our remaining estimated contractual obligations and commitments, see Note 13 (Commitments and Contingencies) and Note 17 (Discontinued Operations) in the accompanying notes to condensed consolidated financial statements included in this Form 10-Q.
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
Critical Accounting Policies and Estimates
We believe that the accounting policies and estimates involve a significant degree of judgment and complexity. There have been no significant changes in our critical accounting policies and estimates during the three months ended September 30, 2024, as compared to the critical accounting policies and estimates disclosed in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 2023 Form 10-K.
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

About Non-GAAP Financial Measures
We use non-GAAP measures including Insurance BER, Adjusted EBITDA, Adjusted SG&A, and Adjusted SG&A as a percentage of revenue. These non-GAAP financial measures are provided to enhance the reader's understanding of Clover Health's past financial performance and our prospects for the future. Clover Health's management team uses these non-GAAP financial measures in assessing Clover Health's performance, as well as in planning and forecasting future periods. These non-GAAP financial measures are not computed according to GAAP, and the methods we use to compute them may differ from the methods used by other companies. Non-GAAP financial measures are supplemental to and should not be considered a substitute for financial information presented in accordance with generally accepted accounting principles in the United States (“GAAP”) and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Readers are encouraged to review the reconciliations of these non-GAAP financial measures to the comparable GAAP measures, which are included above, together with other important financial information, including our other filings with the SEC, on the Investor Relations page of our website at investors.cloverhealth.com.
For a description of these non-GAAP financial measures, including the reasons management uses such measures, please see "Benefits expense ratio, gross and net", "Adjusted EBITDA" and "Adjusted SG&A" above.
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
We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. Our investment policy is focused on preservation of capital, liquidity and earning a modest yield. Substantially all of our investment portfolio is invested in U.S. Treasury fixed maturity securities. At September 30, 2024, none of our fixed maturity securities portfolio was unrated or rated below investment grade.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our "Certifying Officers"), the effectiveness of our disclosure controls and procedures at September 30, 2024, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Certifying Officers concluded that, at September 30, 2024, our disclosure controls and procedures were effective.
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
Item 1A. Risk Factors
Except as subsequently disclosed in our periodic reports, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A of the 2023 Form 10-K. In the course of conducting our business operations, we are exposed to a variety of recurring and new risks, any of which have affected or could materially adversely affect our business, financial condition, and results of operations. The market price of our Class A common stock could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occurs. Any factor described in this report or in any of our other SEC filings could by itself, or together with other factors, adversely affect our financial results and condition. For a discussion of risk factors that could adversely affect our financial results and condition, and the value of, and return on, an investment in the Company, please see the "Item 1A. Risk Factors" section included in the 2023 Form 10-K, as well as the factors identified under "Cautionary Note Regarding Forward-Looking Statements" at the beginning of Part I, Item 1 of this Form 10-Q and as may be updated in subsequent filings with the SEC.
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
No share repurchases occurred during the three months ended September 30, 2024.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information.
During the three months ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act).

Item 6. Exhibits and Financial Statement Schedules
A list of exhibits to this Form 10-Q is set forth below:

Exhibit No.	Description
10.1*	Employment Agreement, effective as of April 16, 2024, between the Registrant and Peter Kuipers
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_____________
* Filed herewith.
† Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLOVER HEALTH INVESTMENTS, CORP.

Date: November 8, 2024	By:	/s/ Andrew Toy
Andrew Toy
Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2024	By:	/s/ Peter Kuipers
Peter Kuipers
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)