Form 10-K
period 2024-12-31
CLOVER HEALTH INVESTMENTS, CORP. /DE
filed 2025-03-03
CIK 1801170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-K
________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File Number: 001-39252
________________________________________
Clover Health Investments, Corp.
(Exact Name of Registrant as Specified in its Charter)
________________________________________

Delaware	98-1515192
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Not Applicable(1)	Not Applicable(1)
(Address of principal executive offices)	(Zip Code)
Not Applicable(1)
Registrant's telephone number, including area code
________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	CLOV	The NASDAQ Stock Market LLC
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At June 30, 2024, the aggregate market value of common stock held by non-affiliates was approximately $610,247,045, based on a closing price of $1.23.
At February 24, 2025, the registrant had 418,531,705 shares of Class A Common Stock, $0.0001 par value per share, and 92,375,003 shares of Class B Common Stock, $0.0001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for use in connection with its 2025 annual meeting of stockholders will be filed with the U.S. Securities and Exchange Commission within 120 days after the close of registrant's fiscal year and are incorporated by reference into Part III hereof.
(1) We are a remote-first company. Accordingly, we do not maintain a headquarters. For purposes of compliance with applicable requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, stockholder communications required to be sent to our principal executive offices may be directed to the email address: secretary@cloverhealth.com, or to our agent for service of process at The Corporation Trust Company, 1209 Orange Street, Wilmington, Delaware 19801.

As used in this report, "Company," "Clover," "Clover Health," "we," "us," "our," "our company," and similar terms refer to Clover Health Investments, Corp. and its consolidated subsidiaries, unless otherwise noted or the context otherwise requires.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements contained in this Annual Report on Form 10-K, other than statements of historical fact, including statements regarding our future results of operations, financial position, market size and opportunity, our business strategy and plans, the factors affecting our performance and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "could," "should," "would," "can," "expect," "project," "outlook," "forecast," "objective," "plan," "potential," "seek," "grow," "target," "if," and the negative or plural of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including the risk factors described in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K involve a number of judgments, risks and uncertainties, including, without limitation, risks related to:
•our expectations regarding results of operations, financial condition, and cash flows;
•our expectations regarding the development and management of our Insurance business;
•our ability to maintain and increase adoption and use of Clover Assistant, including the expansion of Clover Assistant technology for external payors and providers serving the Medicare eligible population under the brand name Counterpart Assistant;
•our ability to successfully enter new service markets and manage our operations;
•anticipated trends and challenges in our business and in the markets in which we operate;
•any current, pending, or future legislation, regulations or policies that could have a negative effect on our revenue, profit margins, cash flows and business, including, without limitation The Patient Protection and Affordable Care Act, or the ACA, and other rules, regulations, and policies relating to healthcare, Medicare generally and medical loss ratios;
•our ability to effectively manage our beneficiary base and provider network;
•the anticipated benefits associated with the use of Clover Assistant, including our ability to utilize the platform to manage our medical loss ratios;
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
•general economic conditions and uncertainty; and
•persistent high inflation and fluctuating interest rates.
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

This Annual Report on Form 10-K contains estimates, projections, and other information concerning our industry, our business, and the markets for our products. We obtained the industry, market, and similar data set forth in this Annual Report on Form 10-K from our own internal estimates and research and from industry research, publications, surveys, and studies conducted by third parties, including governmental agencies, and such information is inherently subject to uncertainties. Actual events or circumstances may differ materially from events and circumstances that are assumed in this information. You are cautioned not to give undue weight to any such information, projections or estimates.
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
Channels for Disclosure of Information
Investors and others should note that we routinely announce material information to investors and the marketplace using filings with the SEC, press releases, public conference calls, presentations, webcasts, and the investor relations page of our website at investors.cloverhealth.com. We use the investor relations page of our website for purposes of compliance with Regulation FD and as a routine channel for distribution of important information, including news releases, analyst presentations, financial information, and corporate governance practices. We also use certain social media channels as a means of disclosing information about the Company and our products to our customers, investors, and the public, including @CloverHealth and #CloverHealth on X and the LinkedIn accounts of our Chief Executive Officer, Andrew Toy, and our Chief Financial Officer, Peter Kuipers. The information posted on social media channels is not incorporated by reference in this report or in any other report or document we file with the SEC. While not all of the information that we post to the investor relations page of our website or to social media accounts is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media, and others interested in the Company to review the information that we share on our investor relations page of our website at investors.cloverhealth.com and to sign up for and regularly follow our social media accounts. Users may automatically receive email alerts and other information about the Company when enrolling an email address by visiting "Email Alerts" in the "Investor Resources" section of our website at investors.cloverhealth.com.

Risk Factor Summary
Our business is subject to numerous risks and uncertainties, including those risks highlighted in the section of this report titled "Risk Factors," that represent challenges that we face in connection with our business. The occurrence of one or more of the events or circumstances described in the section titled "Risk Factors," alone or in combination with other events or circumstances, may have an adverse effect on our business, financial condition, results of operations, and prospects. These risks include, among others, the following, which we consider to be our most material risks:
•We have incurred net losses in the past, and we may not be able to achieve or maintain profitability in the future.
•Our long-term success depends on maintaining and continuing to improve Clover Assistant, and our past results may not be indicative of future performance.
•Our future performance depends in part on increasing the lifetime value of enrollments, which are realized over several years, and utilizing our clinical care capabilities to improve the quality of care for our members, and any failure to do so could negatively affect our financial condition and results of operations, including our ability to achieve or increase profitability.
•If adoption and use of Clover Assistant is lower than we expect, our growth may slow or stall, or if we experience a decline in the number of our Insurance members, which we may refer to as "lives under Clover management" or similar wording in this report, our results of operations may be adversely affected.
•If we fail to estimate, price for and manage medical expenses in an effective manner, the profitability of our business could decline, which could materially and adversely affect our results of operations, financial condition, and cash flows.
•The Centers for Medicare & Medicaid Services' risk adjustment payment system makes our revenue and profitability difficult to predict and could result in material retroactive adjustments to our results of operations.
•We derive substantially all of our revenues from Medicare Advantage premiums and expect to continue to derive a substantial portion of our Total revenues in the future from Medicare Advantage premiums, and, as a result, changes or developments in Medicare generally, or the health insurance system and laws and regulations governing the health insurance markets in the United States, could materially adversely affect our business, results of operations, financial condition, and prospects.
•We may require additional capital to support business growth, and this capital might not be available on acceptable terms, or at all.
•If we are unable to succeed in maintaining or expanding the number of members under our Medicare Advantage plans, our business, financial condition, and results of operations could be harmed.
•Our members remain concentrated in certain geographic areas and populations, which exposes us to unfavorable changes in local benefit costs, reimbursement rates, competition, and economic conditions.
•Our results of operations may be adversely affected if we are unable to grow our provider networks or contract with providers, medical facilities, and other entities on competitive terms.
•We may be unable to effectively manage our growth, which could have a material adverse effect on our business, financial condition, and results of operations.
•Our international research and development operations pose certain risks to our business that may be different from risks associated with our core domestic business operations.
•Our failure to protect our sites, networks, and systems against security breaches, or otherwise to protect our confidential or health information or the confidential or health information of our members, providers, or other third parties, could damage our reputation and brands, and substantially harm our business and results of operations.
•We are currently, and may in the future be, subject to investigations and litigation, which could be costly and time-consuming to defend and the outcomes of which cannot be predicted.
•Our use and disclosure of personally identifiable information, including health information, is subject to federal and state privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our client base and results of operations.

•Failure to protect or enforce our intellectual property rights could impair our ability to protect our internally-developed technology and our brands, and our business may be adversely affected.
•Our failure to obtain or maintain the right to use certain of our intellectual property could negatively affect our business.
•The market prices and trading volume of our shares of Class A common stock have in the past experienced periods of extreme volatility and steep declines, and such volatility and price declines may occur in the future in ways that may be unrelated, or disproportionate, to our operating performance.
•Sales of substantial amounts of our securities in the public markets, or the perception that they might occur, could cause the market price of our Class A common stock to decline.
•The dual class structure of our common stock has the effect of concentrating voting power with certain stockholders, including our directors and executive officers and their respective affiliates, who held in the aggregate 72.0% of the voting power of our capital stock at December 31, 2024. This ownership will limit or preclude the ability of our other stockholders to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
•Certain provisions in our corporate charter documents and under Delaware law may prevent or hinder attempts by our stockholders to change our management or to acquire a controlling interest in us. The trading price of our Class A common stock may be lower as a result.

Part I
Item 1. Business.
General
At Clover Health, our vision is to empower every physician with technology to identify, manage, and treat chronic diseases earlier. This results in earlier diagnosis and treatment, earlier disease management and more affordable and accessible care. Our strategy is to improve the care of our Medicare beneficiaries, develop wide physician networks, and provide technology to help empower physicians. Our proprietary software platform, Clover Assistant (licensed externally as Counterpart Assistant) helps us execute this strategy by enabling physicians to detect, identify, and manage chronic diseases better than they otherwise could. This technology is a cloud-based software platform, that curates medical records from over 100 data sources and provides physicians with access to data-driven insights and personalized care recommendations for the patients. Our differentiated approach can be summarized as follows:
(1) Represents full year 2024 MCR and BER ratios for Clover Health, as well as most recent results of other public companies with “Traditional MA Plan” approaches that have reported results as of the time of filing of this Form 10-K.
(2) Insurance Benefits expense ratio (“BER”) is a non-GAAP financial measure. We calculate our Insurance BER by taking the total of Insurance net medical expenses incurred and quality improvements, and dividing that total by premiums earned on a net basis, in a given period.
Provider use of Clover Assistant enables data-driven clinical decision-making that benefits our members and drives rapid software iteration: the more that providers use Clover Assistant, the more it learns and furthers the precision of personalized data-driven recommendations. We combine our beneficiary data with provider-generated data and use this powerful closed feedback loop to continuously fine-tune our proprietary clinical rules and machine learning models, as well as to select and prioritize future software capabilities. We believe the use and continuous improvement of Clover Assistant has resulted in not only improved clinical decision-making but also enhanced MA plan performance. The platform facilitates identifying and engaging with our most at-risk members for our clinical programs. These programs are designed to provide additional targeted care support and to further drive better plan performance.
We leverage Clover Assistant in our Preferred Provider Organization ("PPO") and Health Maintenance Organization ("HMO") plans. We aim to provide affordable, high-quality healthcare and we offer most of our members (referred to as "members") in our Medicare Advantage ("MA") plans among the lowest average out-of-pocket costs for primary care provider ("PCP") and specialist co-pays in their respective markets. We strongly believe in providing our members with provider choice and consider our PPO plans to be our flagship insurance product. An important feature of our MA product is its wide physician network. We often offer the same cost-sharing (co-pays and deductibles) for visits with primary care providers who are in-network and out-of-network. We manage care on our wide network by empowering providers with intuitive data-driven, personalized insights for their patients (our members) through the use of Clover Assistant. We believe this enables providers to make improved clinical decisions. We reach a broad array of consumers, including traditionally underserved markets. At January 1, 2025, we operated our MA plans in five states and 200 counties.

We complement our wide-network physicians and their patients with our longitudinal home-based primary care program for our highest acuity members, Clover Home Care, powered by Clover Assistant. This program covers the most medically complex patients, often with advanced comorbidities. We believe Clover Assistant makes home care for high-risk individuals more scalable than fixed-site-based care. It permits technology deployment to enhance care and outcomes directly where patients live because our value proposition is centered around software. Clover Home Care seeks to preserve the PCP-to-patient relationship through collaboration, which aims to improve health outcomes and reduce medical expenses.
We have made it a priority to work with Medicare beneficiaries in underserved markets. This includes MA members diagnosed with at least two chronic diseases, as well as members living in communities that fall within the top five deciles of what the government defines as areas of socioeconomic deprivation. We are heavily invested in helping provide care for those who are most in need.
During 2024, the Company launched Counterpart Health, Inc., a new Software-as-a-Service (“SaaS”) and Tech Enabled Services Solution to bring the power of Clover Assistant technology to external payors and providers serving the Medicare eligible population. This external offering aims to equip clinician users with the Company's already built, clinician-centric, and AI-powered care management platform. Strategically, Counterpart Health, Inc., a subsidiary of Clover Health, aims to extend the benefits of data-driven proven technology and personalized care to a wider audience, enabling enhanced patient outcomes and reduced healthcare costs across the nation. Counterpart Health is complementary to Clover Health, and enables the Company to deploy and expand the reach of its existing technology asset for new potential growth and high margin business opportunities, with low startup costs. Unless the context otherwise provides, references to Clover Assistant in this report also refer to Counterpart Assistant, as applicable.
Clover Health was incorporated on October 18, 2019, as a special purpose acquisition company and a Cayman Islands exempted company under the name Social Capital Hedosophia Holdings Corp. III ("SCH"). On April 24, 2020, SCH completed its initial public offering. On January 7, 2021, SCH consummated a business combination with Clover Health Investments, Corp. and changed its name to Clover Health Investments, Corp. We are a remote first company. Accordingly, we do not maintain a headquarters. Stockholder communications required to be sent to our principal executive offices may be directed to the email address: secretary@cloverhealth.com, or to our agent for service of process at The Corporation Trust Company, 1209 Orange Street, Wilmington, Delaware 19801. Our telephone number is (201) 432-2133. Our website address is www.cloverhealth.com. The information contained on or accessible through our website is not part of this Annual Report on Form 10-K and is not incorporated by reference in this Annual Report on Form 10-K.
Our Opportunity
We believe we have an opportunity to fundamentally change healthcare by providing easy access to care via technology-enabled providers across the country. By leveraging our Clover Assistant platform, we believe we can raise the level of care provided by every provider and scale in ways that traditional managed care plans and risk-bearing provider groups cannot. We principally scale our model of care by deploying physician-enablement software to providers. We do this primarily by entering into contracts with our providers in which they agree to use Clover Assistant in connection with their primary care office visits in exchange for a flat fee. Our platform, which enables differentiated patient care, supports our expansion into virtually any market, including traditionally underserved markets that are generally not viable for others because those markets often lack providers willing or able to assume financial risk for the costs of patient care.
Medicare is the focal point of our opportunity. Approximately 68 million people were enrolled in Medicare in 2024. That number is expected to rise, equating to approximately $1.5 trillion in total expenditures by 2030. Within Medicare, the MA market made up approximately $503 billion of annual spend in 2024 and is expected to grow to approximately $857 billion by 2030. Original Medicare is expected to grow from $427 billion to $602 billion over the same period.

Our Technology Platform: Clover Assistant
For a given patient, we aim to equip physicians utilizing Clover Assistant with synthesized sets of collated and actionable data, to identify, manage and subsequently treat disease burdens earlier. The combination of these features enables physicians to deliver a better patient experience for our beneficiaries, as physicians are able to more effectively identify clinical opportunities to treat patients using data-driven, personalized insights.
Clover Assistant is a purpose-built technology platform that empowers providers to deliver intuitive data-driven, personalized care to help physicians detect, identify, and manage diseases earlier. This physician-enablement platform is designed to synthesize comprehensive, longitudinal sets of data to generate provider-focused machine learning, artificial intelligence and rules-based insights, and to drive action by surfacing the most relevant, personalized information about each patient to his or her provider. Through this democratization of data access for providers, we seek to reduce the variability in clinical decision-making, drive improved adherence to evidence-based protocols, and help providers deliver better care. Our proprietary technology platform is at the center of the Company's technology-first approach to driving better care management. The image below represents an example of the Clover Assistant interface:

We believe the key features that differentiate our Clover Assistant platform from other healthcare technology include the following:
Enables intuitive data-driven, personalized and actionable insights
Clover Assistant aggregates and structures millions of data points per day, derived from a variety of data sets, such as claims data, medical charts, medication data, diagnostic data, and data generated from electronic health records ("EHR"), across dozens of typically siloed and inconsistently formatted data feeds. It connects this data with up-to-date, evidence-based protocols and patient-specific plan information to generate intuitive data-driven, personalized and actionable insights available to providers for use in their treatment and management of patient care.
Engages healthcare providers
Since launching our platform in July 2018, we have driven provider adoption of our Clover Assistant platform through its user-centric design, highly actionable and real-time clinical content, enhanced fee for service payment model and simple onboarding. Our platform provides actionable clinical content through an intuitive interface that easily integrates into the providers' workflow.
Offers integration into provider workflows via EHRs
We have made significant investments into extending our proprietary technology platform, enabling Clover Assistant functionality to be embedded quickly and seamlessly into major EHR systems, including Epic, Cerner, Athena and others. This further improves physician workflows and reduces duplicative actions by providers and administrators. We aim to make Clover Assistant available to physicians in ways that best suit them and their practices.
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
Delivers differentiated clinical care capabilities
We work hard to drive better care for our lives under Clover management. To accomplish this goal, we aim to establish with Clover Assistant a comprehensive understanding of each patient, their conditions and needs as well as how those factors change over time, so that we can provide support to their providers as they determine when appropriate interventions should be delivered. We monitor a range of data sources over time to create a comprehensive view of each patient's disease trajectory. Taking this holistic approach helps us to improve personalized chronic disease management and care coordination. Clover Health has published data demonstrating the technology’s impact on Medication Adherence, as well as the earlier identification and management of Diabetes and Chronic Kidney Disease.

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
•Quality gap closure. Clover Assistant identifies opportunities for improvement in clinical quality gaps, including those prioritized by CMS' Star Ratings Program (plan performance measures that drive bonus payments for plan providers), such as prescription drug adherence, regular cancer screenings and the annual flu shot. By improving patient care management plans and addressing these quality gaps with evidence-based guidelines, we expect to reduce costs and improve care over the long term.
•Disease burden identification. Clover Assistant reveals potential gaps in a provider's understanding of a patient's disease burden. By surfacing potential conditions that may be asymptomatic or otherwise unaddressed, providers can proactively treat conditions and drive better care for their patients.
The combination of these features enables providers to deliver a better patient experience for our beneficiaries, as providers are able to more effectively identify clinical opportunities to treat patients using intuitive data-driven, personalized insights.
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
•Clover Home Care. Home-based care management for our most complex and highest acuity patients.
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
(1) Our data shows that since 2021, MCRs for members enrolled in our In-Home Care program (highest acuity population) have decreased over a three year period.

Our Strategy
Broadly speaking, our strategy can be summarized as follows:
By utilizing Clover Assistant to raise the standard of care of providers, we are able to target a broad spectrum of markets, including traditionally underserved markets that are generally not viable for others because those markets often lack large, integrated providers, commonly relied on by MA insurers, that are willing to assume the financial responsibility for patient care.
More specifically, our strategy centers on the following steps:
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
•Step four: Through our subsidiary, Counterpart Health, we aim to extend the benefits of our data-driven technology platform to a wider audience of healthcare providers outside our MA plan, and enable enhanced patient outcomes and reduced healthcare costs on a nationwide scale.
◦Complementary offering to drive growth & profitability
◦New SaaS & Tech-Enabled Services revenue streams with low startup costs
◦More clinicians empowered with AI-power proven technology

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
These three aspects of Clover Assistant—Synthesis, Insight, and Action—form a self-contained software improvement virtuous cycle. As providers take action based on our data insights, we receive rich feedback data in real time. We then input this data back into our data and insight layers, creating a loop of bi-directional information exchange.
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
•In-home visits. Clover Assistant empowers physicians and other providers who operate outside of clinical settings, offices, or hospitals. It supports, for example, our in-home primary care program enabling lengthy interactions for our lives under Clover management with the most advanced illnesses or complex conditions. It also supports in-home programs targeting patients who have been recently discharged from hospitals or who do not receive regular care from a PCP.

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
Our Competition
The physician enablement space is highly competitive, and there are many players competing within the technology space as well as within segments of Medicare such as MA and Original Medicare. We compete in certain segments within the healthcare market, including MA plans as well as other healthcare technology platforms, and intend to enter into others, including other models offered by CMS. Competition in our market involves rapidly changing technologies, evolving regulatory requirements and industry expectations, new product offerings and constantly evolving beneficiary and provider preferences and user requirements.
We face competition from incumbent MA sponsors, many of whom are developing their own technology or partnering with third-party technology providers to drive improvements in care. Our competitors include large, national insurers, such as UnitedHealth, Aetna, Humana, Cigna, Centene, and Elevance Health, as well as regional plans such as Blue Cross Blue Shield affiliates, Alignment Health, and Devoted Health. We also face competition from Original Medicare providers and health insurance companies.
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

Human Capital
Our vision is made possible through the efforts put forth by our teams. We strive to attract and retain highly qualified talent from different skillsets, professional backgrounds and industries in support of our range of businesses from technology to healthcare. Bringing together motivated, inquisitive and mission-oriented talent has provided us with a strategic advantage and is key to our success. Clover strives to provide a collaborative and supportive work environment, competitive market compensation and benefits programs and growth opportunities that empower our employees to deliver positive outcomes for beneficiaries.
At December 31, 2024, we had 570 employees with approximately 87% in the U.S. and 9% in Hong Kong with the remaining 4% dispersed in various countries.
Excellence in Distributed Work
We operate a distributed team model from the Board of Directors on down within our organization, and we believe that our distributed approach to teams allows us to attract the best talent for each and every role, without geographic constraints. In August 2018, we opened an office in Hong Kong, which has since grown to a team of 49 employees.
Building Future Leaders
We seek to empower our employees to do their best work and aim to provide a variety of in-house and external resources to help them achieve their maximum potential. Our approach to development starts during onboarding, when employees are presented with customized 30/60/90-day onboarding plans as well as automated review cycles via our performance management system to support their progress. These plans are created by employee’s hiring managers and reviewed by our Hiring Committee, with the goal of providing structure to onboarding and defining key wins and early successes as they join Clover. The onboarding plans also provide opportunities for check-ins, feedback and re-prioritization of workload.
In 2024, we conducted a comprehensive talent review of our director-level and above employees to gain insights into our bench of talent in senior roles. Additionally, we initiated a leadership development skills coaching program with an external vendor tailored for mid-level managers across Clover. This program aims to enhance critical competencies essential for driving performance, making sound decisions, and fostering a collaborative culture within the organization.

Throughout the year, several key leaders participated in executive coaching engagements and leadership development activities facilitated by external partners. Furthermore, we introduced a new tool designed to assist employees and managers in crafting individual development plans to support their ongoing growth beyond 2024.
Employee Engagement & Feedback
We believe giving, receiving and acting on feedback makes us better colleagues. Ensuring our teams have a variety of avenues to provide feedback in a safe way has been core to our ethos. Our evolving performance management process supports a culture of transparency, engagement and continuous feedback. Our annual performance management cycle includes a 360 calibration review for employees at all levels as we believe it provides the most holistic and meaningful snapshot on performance.
In 2024, we deepened our investment in our performance management and survey tool by focusing on individual development plans by equipping managers and employees with better tools to support conversations related to setting meaningful career goals, encouraging every employee to establish a structured path for growth. Additionally, we matured our survey strategy to provide more actionable insights across the employee experience in areas like leadership, support, culture and overall employee experience. By refining our approach to pulse surveys, our annual engagement survey, and performance feedback, we aim to create a more responsive, data-informed environment that fosters both individual and organizational growth.
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
To support work-life balance for all of our employees, we provide employees with health (medical, dental, vision, and telehealth) insurance, paid time off, paid sick leave, paid parental leave, at least one paid company-wide holiday per month, paid year-end "Week of Rest", a U.S. 401(k) plan with Company match and an employee stock purchase plan. We continually monitor market trends and adjust our programs to ensure our total rewards offering remains competitive and meaningful.

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
Federal Laws and Regulations, Relevant Agency Oversight
We are subject to various federal laws and regulations, and our activities are subject to regulation by several federal agencies. The most comprehensive oversight comes from CMS, which regulates our MA plans. CMS regulates the payments made to us and the submission of information relating to the health status of patients for purposes of determining the amounts of those payments. Additional CMS regulations govern benefit design, eligibility, enrollment and disenrollment processes, call center performance, plan marketing, record-keeping and record retention, quality assurance, timeliness of claims payment, network adequacy, and certain aspects of our relationships with and compensation of providers. We perform ongoing monitoring of our, and our vendors', compliance with CMS requirements.
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
Pursuant to CMS’s Medicare Advantage Star ratings system, CMS annually awards between 1.0 and 5.0 Stars to Medicare Advantage plans based on performance in several categories. Star ratings affect a plan's image in the market, and higher-rated plans may offer enhanced benefits and additional enrollment opportunities than other plans. The Star rating system considers a variety of measures adopted by CMS, including the quality of preventative services, chronic illness management, compliance, and overall customer satisfaction. Please see Item 7, "Management Discussion and Analysis, CMS Star Ratings" of this Report for an overview of the Company's recent Star ratings adjustments.
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

In particular, regulations promulgated pursuant to HIPAA impose a number of obligations on issuers of health insurance coverage and health benefit plan sponsors. Health insurers, HMOs, and healthcare providers that transmit health information electronically are included in HIPAA's definition of "Covered Entities." Regulations promulgated to implement HIPAA and the Health Information Technology for Economic and Clinical Health Act ("HITECH") also require that "business associates" (e.g., entities that perform functions or provide services involving the use or disclosure of protected health information to health plans and providers, such as electronic claims clearinghouses, print and fulfillment vendors and consultants acting for or on behalf of Covered Entities be contractually obligated to meet HIPAA standards. These regulations govern privacy and security of electronic health information; require federal data breach notification and reporting to the Office for Civil Rights ("OCR") of the U.S. Department of Health and Human Services ("HHS") and the Federal Trade Commission ("FTC"), affected individuals, and in some cases, to the local media. They provide for financial penalties and, in certain cases, criminal penalties for individuals, including employees, for privacy violations. In addition, OCR performs compliance audits in order to proactively enforce the HIPAA privacy and security standards and, as a result, may conduct audits of health plans, providers and other parties to enforce HIPAA compliance. OCR has become an increasingly active regulator and has signaled its intention to continue this trend. OCR has the discretion to impose penalties without being required to attempt to resolve violations through informal means; further, OCR may require companies to enter into resolution agreements and corrective action plans that impose ongoing compliance requirements. OCR enforcement activity against us can result in financial liability and reputational harm, and our responses to such enforcement activity can consume significant internal resources. In addition to enforcement by OCR, state attorneys general are authorized to bring civil actions under relevant state laws seeking either injunctions or damages in response to violations that threaten the privacy of state residents. As explained above, depending on the line of business, the Company acts or intends to act as both a covered entity and a business associate.
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
State laws and regulation
Healthcare regulation.
Our plans are regulated in, and must be licensed by, the jurisdictions in which they conduct business. The nature and extent of state regulation varies by jurisdiction, and state insurance regulators generally have broad administrative power with respect to all aspects of the insurance business. The majority of states in which we operate plans require periodic financial reports to be filed with the National Association of Insurance Commissioners ("NAIC"), while New Jersey, the state of domicile of our regulated insurance entities, requires reports to be filed directly with the New Jersey Department of Banking and Insurance ("NJ DOBI"). The establishment of minimum capital or restricted cash reserve requirements is determined on a state-by-state basis. The NAIC has adopted model regulations that, where adopted by states, require expanded governance practices and risk and solvency assessment reporting. Most states have adopted these or similar measures to expand the scope of regulations relating to corporate governance and internal control activities of HMO's and insurance companies. We are required to maintain a risk management framework and file a confidential self-assessment report with state insurance regulators. We are also required to file a variety of reports stipulated by each state in which we are licensed. These reports can be financial or informational in nature. At December 31, 2024, our PPO plans were licensed in 45 states and the District of Columbia and were not licensed in Michigan, New Hampshire, New York, North Carolina, and Vermont. Our HMO is licensed in New Jersey and Texas. The most comprehensive reporting is required by the state of domicile of our regulated insurance entities which, for both the HMO and PPO, is New Jersey.
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
International Regulation
We have direct operations in Hong Kong and Canada and certain contracted operations and software research and development in various other countries and are subject to regulation in the jurisdictions in which those operations are organized or conduct business. These regulatory regimes vary from jurisdiction to jurisdiction. In addition, our non-U.S. operations are subject to U.S. laws that regulate the conduct and activities of U.S.-based businesses operating abroad, such as export control laws and the Foreign Corrupt Practices Act (the "FCPA"). The FCPA prohibits offering, promising, providing, or authorizing others to give anything of value to a foreign government official to obtain or retain business or otherwise secure a business advantage.
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

Channels for Disclosure of Information
Investors and others should note that we routinely announce material information to investors and the marketplace using filings with the SEC, press releases, public conference calls, presentations, webcasts and our investor relations website. We use the investor relations page of our website for purposes of compliance with Regulation FD and as a routine channel for distribution of important information, including news releases, analyst presentations, financial information and corporate governance practices. We also use certain social media channels as a means of disclosing information about the Company and our products to our customers, investors and the public, including @CloverHealth and #CloverHealth on X (formerly known as Twitter), and the LinkedIn accounts of our Chief Executive Officer, Andrew Toy and Chief Financial Officer, Peter Kuipers. The information posted on social media channels is not incorporated by reference in this report or in any other report or document we file with the SEC. While not all of the information that we post to our investor relations website or to social media accounts is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media, and others interested in the Company to review the information that we share at the "Investors" link located on our webpage at https://investors.cloverhealth.com/investor-relations and to sign up for and regularly follow our social media accounts. Users may automatically receive email alerts and other information about the Company when enrolling an email address by visiting "Email Alerts" in the "Investor Resources" section of our website at https://investors.cloverhealth.com/investor-relations.
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
Risks Related to Our Business and Industry
We have incurred net losses in the past, and we may not be able to achieve or maintain profitability in the future.
We have incurred net losses of $46.3 million, $210.1 million, and $254.6 million for the years ended December 31, 2024, 2023, and 2022, respectively, and as of December 31, 2024 we had an accumulated deficit of approximately $2.2 billion. We may continue to incur losses in the near term as we continue to invest significant additional funds towards growing our business. In particular, we expect to continue to invest in improving Clover Assistant and our technology infrastructure, developing our clinical care programs, increasing adoption of the Clover Assistant platform, including through Counterpart Health, expanding our marketing and outreach efforts, expanding our operations geographically, and developing future offerings that improve care and supplement our revenue streams. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these expenses. Even if we are successful in increasing our Total revenues from Insurance premiums earned, we may not successfully and effectively predict, price, and manage the medical costs.
Furthermore, we may not be able to sustain profitability in subsequent periods. Our cash flow from operations was negative for the years ended December 31, 2023, and 2022, and we may not generate positive cash flow from operations in any given period. If we are not able to maintain profitability or achieve positive cash flow, we will require additional financing, which may not be available on favorable terms, or at all, and which could be dilutive to our stockholders. See the section entitled "— We may require additional capital to support business growth, and this capital might not be available on acceptable terms, or at all." If we are unable to successfully address these risks and challenges as we encounter them, our business may be harmed, which could negatively affect the value of our common stock.
Our long-term success depends on maintaining and continuing to improve Clover Assistant, and our past results may not be indicative of future performance.
Since launching Clover Assistant in 2018, we have continued to develop its features and capabilities, adapt our go-to-market strategy and adjust its integration with our MA plans and third-party systems. As a result, we may not fully understand the impact of Clover Assistant on our future business and long-term prospects. Our continued long-term success depends on maintaining and continuing to improve Clover Assistant and the margins we generate from its operations over time in the markets we currently serve or potential future markets. There can be no assurance that these effects will continue to improve or persist over time in our current markets or that we can replicate these results as we expand into new markets, and the failure to do so may have a negative effect on our business and results of operations.

Our launch of Counterpart Assistant as a Software-as-a-Service (“SaaS”) product for external payors and providers serving the Medicare eligible population may not be successful, and, as a result, our business may be adversely affected.
During the second quarter of 2024, we launched Counterpart Health, Inc. (“Counterpart Health”), a subsidiary of the Company which houses a SaaS and tech-enabled services solution to bring the power of Clover Assistant technology to external payors and providers serving the Medicare eligible population under the brand name "Counterpart Assistant," with the aim to extend the benefits of data-driven proven technology and personalized care to a wider audience, enabling enhanced patient outcomes and reduced healthcare costs across the nation. Counterpart Assistant is complementary to Clover Assistant, and, unless the context otherwise provides, references to the risks associated with Clover Assistant in this report also refer to risks associated with Counterpart Assistant, as applicable.
To successfully execute on our SaaS product, we must develop sales and customer service teams, invest in marketing efforts and securely maintain, expand and upgrade our technology and infrastructure prior to determining whether our expectations will reasonably reflect customer demand for our solutions. Failure by us to anticipate the market for our SaaS product and external payors and providers’ changing needs, our inability to invest sufficiently in strategic growth areas, or our inability to otherwise successfully execute this strategy, could harm our reputation, results of operations and financial performance. Additionally, our Counterpart Assistant offering could also subject us to increased risk of liability, particularly liability arising from U.S. federal and state laws and regulations governing the security, use and disclosure of protected health information, related to the provision of this SaaS product, as well as operational, technical, legal, regulatory, or other costs. See the sections entitled “—Our failure to protect our sites, networks, and systems against security breaches, or otherwise to protect our confidential or health information or the confidential or health information of our members, providers, or other third parties, could damage our reputation and brands, and substantially harm our business and results of operations” and —"Our use and disclosure of personally identifiable information, including health information, is subject to federal and state privacy and security regulations. Our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our client base and results of operations."
Our future performance depends in part on increasing the lifetime value of enrollments, which are realized over several years, and utilizing our clinical care capabilities to improve the quality of care for our members. Any failure to do so could negatively affect our financial condition and results of operations, including our ability to achieve or increase profitability.
The lifetime value of our enrollments could be impacted by a variety of factors, including but not limited to cost of care reductions from our clinical programs and the length of time a member remains enrolled in our plan. Thus, our future performance is heavily dependent on our ability to utilize Clover Assistant to drive down the medical care ratios for our members. By doing so, we aim to drive per member per month ("PMPM") medical expense savings and generate more accurate risk adjustment data over time. If we fail to achieve such decreases in cost of care, our business, financial condition, and results of operations will be adversely affected. See the section entitled "—If we fail to estimate, price for and manage medical expenses in an effective manner, the profitability of our business could decline, which could materially and adversely affect our results of operations, financial condition, and cash flows."
Our future performance also depends on utilizing our clinical care capabilities to improve the quality of care for our members so that they remain members. If we are unable to retain our members, our ability to realize the returns on our investments in the Clover Assistant platform could be negatively affected. For example, since returning members tend to have lower MCR than do new members, rapid membership growth or other shifts in the mix of new and returning members could adversely affect our MCR in the near-term and adversely impact our profitability. Similarly, any investment we make in early identification and treatment of disease and preventative treatment to reduce healthcare costs that would be incurred in the future might not be realized if those members choose not to enroll with us in future years. Likewise, because any conditions identified and treated in a given year do not impact risk scores until the following plan year, if our members do not re-enroll in subsequent enrollment periods, we would not be compensated for the additional treatment of conditions that we otherwise would have been entitled to the following year. Accordingly, if we are unable to retain our members and realize a significant lifetime value for our enrollments in line with our projections, we may not be able to generate sufficient revenues to offset our losses and expenses, which would adversely affect our business, financial condition, and results of operations and our ability to achieve or increase profitability in the future.

If adoption and use of Clover Assistant is lower than we expect, our growth may slow or stall. We may experience a decline in our lives under Clover management, and our results of operations could be adversely affected.
An important part of our growth strategy is to increase adoption and use of Clover Assistant, including by providers who also use EHR systems. We have directed, and intend to continue to direct, a significant portion of our financial and operating resources toward developing Clover Assistant platform and expanding its usage. On May 29, 2024, we announced that Clover Assistant would be made available to external payors and providers serving the Medicare eligible population under the brand name Counterpart Assistant, which is housed in our subsidiary Counterpart Health. There can be no assurance that adoption of Clover Assistant will continue to grow, or that rates of use will be maintained or increase. A number of factors could potentially negatively affect provider adoption and use of Clover Assistant, including, but not limited to:
•difficulties convincing providers of the value, benefits, and usefulness of Clover Assistant, and continued physician participation in the Clover Assistant program, particularly in markets where we have fewer members;
•our failure to integrate with EHR systems;
•our failure to attract, effectively train and retain effective sales and marketing personnel;
•our failure to market, sell and deploy Counterpart Assistant;
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
•difficulties for members in accessing their providers and a corresponding decrease in the number of primary care visits;
•privacy and communication, safety, security or other similar concerns;
•adverse changes in our platform that are mandated by, or that we elect to make, to address legislation, regulatory authorities or litigation;
•poor user experiences; and
•the lack of brand recognition.
In addition, if we are unable to enroll a sufficient number of patients of a particular physician or provider group in our MA plans, we may have difficulty motivating such physician or provider group to utilize Clover Assistant. Furthermore, if we are unable to address the needs of providers using Clover Assistant, if providers are dissatisfied with Clover Assistant, or if new alternative solutions effectively compete with us, providers may decline to use Clover Assistant.
If Clover Assistant is not adopted as quickly as we anticipate in the markets in which we operate, we may be unable to collect and provide valuable actionable data to providers treating our members in such markets, which could prevent us from driving significant reductions in MCR for our members in such markets. Any such events could result in higher medical expenses and reduced cash flows. As a result, if we are unsuccessful in our efforts to drive adoption of Clover Assistant, our business, results of operations, and financial condition could be harmed.
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

If we fail to estimate, price for and manage medical expenses in an effective manner, the profitability of our business could decline, which could materially and adversely affect our results of operations, financial condition, and cash flows.
Through our MA plans, we assume the risk of both the cost of medical services for our members, or medical expenses, and administrative costs for our members in return for monthly premiums, which we are paid by the CMS on a per member basis. The ACA requires that we spend at least 85% of those premiums on healthcare services, covered benefits, and quality improvement efforts, and we generally use at least 85% of our premium revenues to pay for these costs, which is referred to as a "medical loss ratio," or MLR. Our MA plans are required to meet this 85% minimum medical loss ratio threshold prescribed by the ACA, and the Company's MLR calculations may be subject to review by CMS. If the government disagrees with our MLR calculation or our MLR is below the required 85% threshold, we may be required to pay a rebate to CMS, which could have a material effect on our business, results of operations and cash flows. Our ability to enhance the profitability of our business depends in significant part on our ability to predict, price, and effectively manage medical costs and MLRs, which are affected by utilization rates, the cost of service and the type of service rendered.
Two key factors in our ability to manage medical expenses are the adoption of Clover Assistant by the providers who treat our members (collectively, the "Providers") and enrollment in our clinical care programs, including our in-home primary care program ("Clover Home Care"), by our most at-risk members. By driving adoption of Clover Assistant by our Providers, we seek to promote the provision of high-quality medical care driven by real-time, personalized and actionable insights to healthcare providers. If we fail to drive adoption of Clover Assistant by our Providers or fail to accurately identify members at high risk for near-term hospitalization for our complex care management program, we could fail to drive significant reductions in MCR for our members, which would have a material and adverse effect on our business, financial condition, and results of operation.
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
Our MA and Medicare Part D plans are also subject to risks associated with increased medical or pharmaceutical costs. Business models for market participants involved in the financing and supply of pharmaceutical products rely on certain benchmarks and practices (e.g., pricing based on Average Wholesale Price, or the use of Maximum Allowable Cost lists). It is uncertain how these business models will evolve and whether other pricing benchmarks will be introduced and widely adopted. New legislation may also lead to changes in the pricing for the Medicare Advantage program, which may materially impact our costs associated with managing loss ratios in Medicare Part D. While we believe we have adequately reviewed our assumptions and estimates regarding these complex and wide-ranging programs under Medicare Advantage and Medicare Part D, including those related to collectability of receivables and establishment of liabilities, actual results may be materially different from our assumptions and estimates and could have a material adverse effect on our business, financial condition, and results of operations.
CMS' risk adjustment payment system makes our revenues and profitability difficult to predict and could result in material retroactive adjustments to our results of operations.
CMS has implemented a risk adjustment payment system for Medicare health plans to improve the accuracy of payments and establish appropriate compensation for Medicare plans that enroll and treat less healthy Medicare beneficiaries. CMS' risk adjustment model bases a portion of the total CMS reimbursement payments on various clinical and demographic factors, including hospital inpatient diagnoses, diagnosis data from hospital outpatient facilities and provider visits, gender, age, and Medicaid eligibility. CMS requires that all managed care companies capture, collect, and report the necessary diagnosis code information to CMS, which information is subject to review and audit for accuracy by CMS. Although we have an auditing and monitoring process in place to collect and provide accurate risk adjustment data to CMS for these purposes, that program may not be sufficient to ensure accuracy, and additional investment and testing will be required to enhance and expand it. Therefore, there is a possibility that our risk adjustment data collection efforts and data submitted to CMS might have been or will be inadequate. If the risk adjustment data incorrectly overstates the health risk of our members, we might be required to return to CMS overpayments and/or be subject to penalties or sanctions; conversely, if the data incorrectly understates the health risk of our members, we might be underpaid for the care that we must provide to our members. Either of those situations could harm our reputation and have a negative impact on our results of operations and financial condition. CMS may change the way that it measures risk or adjust risk scores, and the potential impact on any such changes on our business is difficult to predict.

CMS makes premium payments to MA plans based on approved bids, which are risk-adjusted to account for members' known demographic and health status information. As prescribed by CMS, the premium is retroactively adjusted on two separate occasions to account for shifts in the diagnosis collection periods. We calculate estimates for these retroactive payment adjustments on a monthly basis. In addition, from time to time, CMS makes changes to the way it calculates risk adjustment payments, by phasing in new Risk Adjustment Models. An Updated Risk Adjustment Model may impact our revenues, and any reduction in risk adjustments for our members could have a material adverse effect on our results of operations, financial condition, and cash flows.
We may require additional capital to support business growth, and this capital might not be available on acceptable terms, or at all.
Historically, we have financed our operations and capital expenditures principally from the sale of our equity securities, MA premiums earned, and the incurrence of indebtedness. In the future, we may be required to raise additional capital through additional debt or equity financings to support our business growth, to respond to business opportunities, challenges, or unforeseen circumstances, or for other reasons. On an ongoing basis, we are evaluating sources of financing and may raise additional capital in the future. Our ability to obtain additional capital will depend on our development efforts, business plans, investor demand, operating performance, the condition of the credit markets and capital markets, and other volatility or disruptions impacting financial markets, and other factors. There can be no assurance that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked, or debt securities, those securities may have rights, preferences, or privileges senior to the rights of existing stockholders, and existing stockholders may experience dilution. Further, if we are unable to obtain additional capital when required or are unable to obtain additional capital on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges, or unforeseen circumstances would be adversely affected.
If we are unable to succeed in maintaining or expanding the number of members under our MA plans, our business, financial condition, and results of operations could be harmed.
We derive substantially all of our Total revenues from premiums earned, which is primarily driven by the number of members under our MA plans. Additionally, the number of lives under Clover management is critical to our success, and we are continually executing several growth initiatives, strategies, and operating plans designed to maintain or increase the number of Lives under Clover Management. We may not be able to successfully execute on these initiatives, strategies, and operating plans even if we are able to successfully execute on these initiatives, we may not fully realize the expected potential benefits, including achieving cost savings, better plan economics and more affordable healthcare. In addition, even if we are successful in maintaining or achieving growth, as applicable, doing so may be more costly than we anticipate, and if we are not able to manage our costs our results could be materially adversely affected. See the section entitled "—If we fail to estimate, price for and manage medical expenses in an effective manner, the profitability of our business could decline, which could materially and adversely affect our results of operations, financial condition, and cash flows."
While we intend to continue to maintain or grow our membership by increasing our share in existing service areas and entering into new service areas, we may not be able to successfully maintain our current growth or achieve future growth for a number of reasons. Our ability to attract and retain members may be impacted by several factors, including, without limitation:
•lack of brand recognition for our MA plans;
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

The maintenance and growth of our current member levels is highly dependent upon our success in attracting new members during the Medicare annual enrollment period and open enrollment period. If our ability or the ability of our partners to market and sell our MA plans is constrained during an enrollment period for any reason, such as technology failures, reduced allocation of resources, any inability on the part of our partners to timely employ, license, train, certify and retain employees and contractors and their agents to sell plans, interruptions in the operation of our website or systems, disruptions caused by other external factors, or issues with government-run health insurance exchanges, we could acquire fewer new members than expected or suffer a reduction in the number of our existing members. Our business, results of operations, and financial condition could be harmed by any of these factors.
As a result, there can be no assurance that we will be able to increase our number of lives under Clover management or provide assurance regarding the extent to which we will be able to achieve beneficiary growth.
Our members remain concentrated in certain geographic areas and populations, which exposes us to unfavorable changes in local benefit costs, reimbursement rates, competition, and economic conditions.
Our members remain concentrated in certain geographic areas in the United States and in certain populations. Many are low-income, and a significant number are people of color. At December 31, 2024, approximately 91% of our members, most of whom were in two metropolitan areas, were residents of New Jersey. Unfavorable changes in healthcare or other benefit costs or reimbursement rates or increased competition in these states or any other geographic area where our members become concentrated in the future could therefore have a disproportionately adverse effect on our results of operations.
Our results of operations may be adversely affected if we are unable to grow our provider networks or contract with providers, medical facilities, and other entities on competitive terms.
Our success requires that we successfully maintain and grow our provider networks and contract with providers and medical facilities in new markets in order to meet CMS requirements relating to network adequacy. In addition, in order to retain our members and attract additional members, our provider networks, including those providers participating in Medicare and willing to see our members but who we have not contracted with, must be not only adequate, but attractive, providing Medicare-eligible members access to the providers and facilities that they want. We also provide prescription drug benefits and contract with pharmacy benefit management service suppliers to manage pharmacy benefits for our members. There can be no assurance that we will be able to contract with new providers, facilities and other entities in our current markets or new markets in which we enter or renew any contracts we maintain with existing providers or facilities on favorable terms, if at all. If we are unable to enter into new contracts or maintain contracts with providers or facilities in certain markets, we may be unable to meet network adequacy requirements which would prevent us from serving such markets. That could have a material adverse effect on our business, financial condition, and results of operations.
In addition, certain markets in the United States are dominated by a few providers or facilities, have a limited number of providers in a particular specialty or have a limited number of facilities, which may make it particularly difficult for us to enter into such markets and compete effectively. This may be especially true if those providers, specialists, or facilities are unwilling to contract with us, demand higher payments or take other actions that could result in higher medical care costs for us, less desirable plans and products for members and providers, a decline in our growth rate, or difficulty in meeting regulatory or accreditation requirements. Our ability to develop and maintain satisfactory relationships with providers and facilities may also be negatively impacted by factors not associated with us, such as changes in Medicare programs and other pressures on healthcare providers, including consolidation activity among hospitals, physician groups, and other healthcare providers. Such organizations or provider groups may compete directly with us, which could adversely affect our growth. The failure to maintain or to secure new cost-effective provider contracts may make it more difficult to increase adoption of Clover Assistant by providers as well as lead to higher costs, healthcare provider network disruptions and less attractive options for our members. Any of these factors could have a material adverse effect on our business, financial condition, and results of operations.
We may be unable to effectively manage our growth, which could have a material adverse effect on our business, financial condition, and results of operations.
If we are unable to manage our growth effectively, through, for example, an unexpected increase in members, a rapid expansion in geographies served, or a sudden growth in hiring, we may incur unexpected expenses, which could materially adversely affect our business, financial condition, and results of operations. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our information technology ("IT"), security infrastructure, and financial and accounting systems and controls, which will place additional demands on our resources and operations. We must also attract, train and retain, or contract with third parties to provide a significant number of qualified software engineers, IT engineers, data scientists, medical personnel, insurance operations personnel, sales and marketing personnel, management personnel and professional services personnel. The availability of such personnel, in particular software engineers, may be constrained. This will require us to invest in and commit significant financial, operational, and management resources to grow and change in these areas which may disrupt our operations and performance and adversely affect our business, financial condition, and results of operations.

We operate in a competitive industry, and if we are not able to compete effectively, our business, financial condition, and results of operations will be harmed.
The markets for MA plans and related products are highly competitive. We compete in certain segments within the healthcare market, including MA plans as well as other healthcare technology platforms and the FFS market. Competition in our market involves rapidly changing technologies, evolving regulatory requirements and industry expectations, new product offerings and constantly evolving beneficiary and provider preferences and user requirements. We currently face competition from a range of companies, including other incumbent MA providers and health insurance companies, many of whom are developing their own technology or partnering with third-party technology providers to drive improvements in care. Our competitors generally include large, national insurers, such as United Health, Aetna, Humana, Cigna, Centene, and Elevance Health that provide MA plans, as well as regional-based companies or health plans that provide MA plans, including Blue Cross Blue Shield affiliates, Alignment Health, Devoted Health, Oscar Health, hospital systems and provider-based organizations. Competition from these and other new entrants may intensify as the FFS market develops and business models evolve to address it. In addition, as we enter into new markets, we may compete with regional start-up companies that offer MA plans. Also, as we develop other products and enter new lines of business, and other companies do the same, we may compete with providers of healthcare technology platforms, EHR providers, telehealth providers, healthcare data analytics providers and accountable care organizations. Furthermore, accountable care organizations and practice management companies, which aggregate physician practices for administrative efficiency and marketing leverage, and other organizational structures that physicians, hospitals, and other healthcare providers choose, may change the way in which providers interact with us and may change the competitive landscape. If we are unable to continue to grow and enhance our product and service offerings to our provider users and members, develop and deliver innovative and potentially disruptive products and services to satisfy evolving market demands, or develop and recruit qualified physicians and other provider specialists, we may not remain competitive, and we risk inability to maintain or increase our lives under Clover management, lack of adoption of our products and services by members and provider users, and loss of current market share to existing competitors and disruptive new market entrants.
Any one of these competitive pressures in our market, or our failure to compete effectively, may result in fewer plans being offered; a reduction in plan benefits; reduced services; a loss of existing members or inability to grow our number of members; fewer provider users; reduced revenues; lower gross margins; and loss of market share. Any failure to meet and address these competitive factors would harm our business, results of operations, and financial condition.
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
Further, the healthcare industry in the United States has experienced a substantial amount of consolidation in recent years, resulting in a decrease in the number of insurance carriers, providers, and payors. If we are unable to contract with a provider in a market that has experienced significant consolidation, we may face challenges to establishing or maintaining network adequacy and attractiveness in those markets. Additionally, new competitors may arise as consolidation may create providers that, in and of themselves, meet network adequacy requirements for a market and, as a result, start their own MA plans in that market. In addition, our current or potential competitors may be acquired by third parties with greater available resources. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements and may have the ability to initiate or withstand substantial price competition. Our future growth and success depend on our ability to successfully compete with other companies providing similar services and technological offerings. New competitors or alliances may emerge that have greater market share, a larger member base, a stronger and larger provider network, more widely adopted proprietary technologies, greater ability to care for their beneficiaries, greater marketing expertise, or greater financial resources and larger sales forces than we have, which could put us at a competitive disadvantage. Considering these factors, even if our MA plans and technology platform are more effective than those of our competitors, current or potential members may purchase competitive plans in lieu of purchasing our health plans, or providers may adopt competing technology platforms in lieu of Clover Assistant. Any such events could adversely affect our business, financial condition, and results of operations.

Our failure to estimate incurred but not reported claims accurately would affect our results of operations.
Due to the time lag between when medical services are actually rendered by our providers and when we receive, process and pay a claim for those medical services, our medical care costs include estimates of our incurred but not reported ("IBNR") claims. We estimate our medical expense liabilities using actuarial methods based on historical data adjusted for claims receipt and payment patterns, cost trends, product mix, seasonality, utilization of healthcare services, changes in members, provider billing practices, benefit changes, known outbreaks of disease or increased incidence of illness such as influenza, the incidence of high dollar or catastrophic claims and other relevant factors. Actual conditions, however, could differ from those we assume in our estimation process. We continually review and update our estimation methods and the resulting accruals and we make adjustments, as necessary, to medical expense when the criteria used to determine IBNR change and when actual claim costs are ultimately determined. As a result of the uncertainties associated with the factors used in these assumptions, the actual amount of medical expense that we incur may be materially more or less than the amount of IBNR originally estimated. If our estimates of IBNR are inadequate in the future, our reported results of operations would be negatively impacted. Further, our inability to estimate IBNR accurately may also affect our ability to take timely corrective actions, further exacerbating the extent of any adverse effect on our results.
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
If we are unable to expand our sales and marketing infrastructure or if we fail to overcome challenges relating to marketing of our business, we may fail to enroll sufficient members to meet our forecasts.
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

If we are not successful at converting the opportunities presented by new distribution channels and access to local markets, we may not be able to grow our number of members or our plans as quickly as we need to, or at all. For example, if insurance brokers and field marketing organizations choose not to market and sell our plans, our business and results of operations would be adversely affected. In addition to the financial impact of having fewer members than we anticipated, if we do not grow our lives under Clover management, we could find it difficult to retain or increase our contracted providers at favorable rates, which could jeopardize both our ability to provide plans in our current markets or expand into new markets and also our ability to do so in a cost-efficient manner. Additionally, we could be limited in the amount of data that we are able to acquire to further iterate on and refine Clover Assistant. This, in turn, could compromise our ability to deliver on our goals of using Clover Assistant to decrease costs and improve care.
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
We believe that developing widespread brand recognition and maintaining and enhancing our reputation is critical to our relationships with existing providers and members, and to our ability to attract new providers and members to our platform and offerings. The promotion of our brands, including in our relatively new brand of Counterpart Assistant, may require us to make substantial investments, and we anticipate that, as our market becomes increasingly competitive, these marketing initiatives may become increasingly difficult and expensive. Brand promotion and marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenues may not offset the expenses we incur, and our results of operations could be harmed. In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of our providers or members, could harm our reputation and brands and make it substantially more difficult for us to attract new providers or members. If we do not successfully develop widespread brand recognition and maintain and enhance our reputation, our business may not grow and we could lose our relationships with providers or members, which would harm our business, financial condition, and results of operations.

If we do not continue to innovate and provide services that are useful to our members and providers, we may not remain competitive, and our business, financial condition, and results of operations could suffer.
The market for healthcare in the United States is in the early stages of structural change and is rapidly evolving toward a more value-based care model. Our success depends on our ability to keep pace with technological developments, satisfy increasingly sophisticated member and provider user requirements, and sustain and grow market acceptance. Our future financial performance will depend in part on our growth in this market and on our ability to adapt to emerging market demands, including adapting to the ways our members access and use our MA plans and clinical care programs, and the ways our providers use Clover Assistant. Our competitors may develop products and services that may appeal more to our members and/or providers. As a result, we must continue to invest significant resources in research and development in order to enhance our existing platform and introduce new high-quality products and features that our members and providers will want, while offering our MA plans at competitive prices. In particular, achieving and maintaining broad market acceptance of our MA plans and our products, including Clover Assistant, could be negatively affected by many factors, including:
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
In addition, our Clover Assistant platform may be perceived by our providers, potential and current, to be more complicated or less effective than traditional approaches, and they may be unwilling to change their current workflows or healthcare practices. Healthcare providers are often slow to change their medical treatment practices for a variety of reasons, including perceived liability risks arising from the use of new products and services. Accordingly, healthcare providers may not utilize Clover Assistant until there is enough evidence to convince them to alter their current approach or until the number of Clover members that they see expands to a point where they feel it is necessary to do so. Any of these factors could adversely affect the demand for and market utilization of our solutions and our growth, which would have a material adverse effect on our business, financial condition, and results of operations.
If we fail to offer high-quality customer support, our business, results of operations and reputation could suffer.
Our business is dependent upon providing high-quality customer support and service to both our members and providers. In particular, our ability to attract and retain membership is dependent upon providing cost effective, quality customer service operations such as call center operations and claim processing, that meet or exceed our members' expectations. We depend on third parties for certain of our customer service operations. If we or our vendors fail to provide service that meets our members' expectations, we may have difficulty retaining our lives under Clover management, which could adversely affect our business, financial condition, and results of operations.
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
The software technology underlying and integrating with Clover Assistant is inherently complex and may contain material defects or errors. Errors, failures, vulnerabilities, or bugs have in the past, and may in the future, occur in Clover Assistant, especially when updates are deployed or new features, integrations, or capabilities are rolled out. For example, if the clinical features or suggestions provided through Clover Assistant were to fail, our systems could experience data loss and/or providers may become frustrated with Clover Assistant, which in turn may affect retention and adoption of Clover Assistant by providers. Additionally, if a bug were discovered in Clover Assistant that made Clover Assistant vulnerable to malicious attacks or exposed our member data to third parties, providers may cease to trust and use the platform. Among other things, this would affect our ability to collect data. Any such errors, failures, vulnerabilities, or bugs may not be found until after new features, integrations, or capabilities have been released.

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
We use machine learning and artificial intelligence technologies as part of our Clover Assistant platform, and we are making investments in expanding our artificial intelligence capabilities in our products, services, and tools, including ongoing deployment and improvement of existing machine learning and AI technologies, as well as developing new product features using AI technologies, including, for example, generative AI. AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving regulatory landscape under existing and proposed federal, state and international regulations. The introduction of AI technologies into new or existing products may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, ethical concerns, legal liability, or other complications that could adversely affect our business, reputation, or financial results.
Uncertainty around new and emerging AI technologies, such as generative AI, may require additional investment in the development and maintenance of proprietary datasets and machine learning models, development of new approaches and processes to provide attribution or remuneration to creators of training data, and development of appropriate protections and safeguards for handling the use of member data with AI technologies, which may be costly and could impact our expenses if we use generative AI in our product offerings. AI technologies incorporated into our product offerings may use algorithms, datasets, or training methodologies that may be flawed or contain deficiencies that may be difficult to detect during testing. We have developed and implemented policies and procedures intended to promote and sustain responsible design, development, and use of AI, consistent with industry best practices. Failure to properly address any inadequacy or failure in compliance with our AI policies and procedures or] legal or ethical and social issues in the development and use of our AI technologies could slow adoption of AI in our product offerings or could cause our AI technologies to not operate as intended. AI technologies, including generative AI, may create content that appears correct but is factually inaccurate, flawed or biased. The Clover Assistant platform may rely on or use such content to our detriment, or it may lead to discriminatory or other adverse outcomes, which may expose us to brand or reputational harm, competitive harm, regulatory investigations, and/or legal liability. The use of AI technologies presents emerging ethical, legal and social issues, and if we enable or offer solutions that draw scrutiny or controversy due to their perceived or actual impact on customers or on society as a whole, we may experience brand or reputational harm, competitive harm, regulatory investigations, and/or legal liability.

Our business, results of operations, and financial condition may fluctuate on a quarterly and annual basis and could fall below the expectations of investors and securities analysts due to a number of factors, some of which are beyond our control, resulting either in volatility or a decline in the price of the shares of our Class A common stock.
Our results of operations have in the past and could in the future vary significantly from quarter-to-quarter and year-to-year and may fail to match our past performance or the expectations of investors and securities analysts because of a variety of factors, many of which are outside of our control. As a result, we may not be able to accurately predict our operating results and growth rate. Any of these events could cause the market price of our common stock to fluctuate. Factors that may contribute to the variability of our operating results include:
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
•our ability to effectively manage the size and composition of our clinical programs relative to the level of demand for services from our members;
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
•our ability to market, sell and deploy Counterpart Assistant through our subsidiary Counterpart Health;
•breaches of information security or privacy, and any associated fines or penalties or damage to our reputation;
•our ability to hire and retain qualified personnel;
•changes in the structure of healthcare provider and payment systems;
•the incoming presidential administration, and changes in the legislative or regulatory environment, including with respect to healthcare, telehealth, privacy, or data protection, artificial intelligence, or enforcement by government regulators, including fines, orders, sanctions, or consent decrees;
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
Our business may be affected by conditions and trends in the financial markets and general economic and political conditions, including the new presidential administration and Congress. The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, higher cost of human capital, geopolitical uncertainty and instability, including heightened rates of inflation, higher interest rates, changes in tax and trade policies and uncertainty about economic stability. There is also uncertainty surrounding potential changes to the healthcare regulatory environment in the United States, and it is not possible to predict how these changes may be implemented, and the ultimate effects of such changes on our business. In addition, the U.S. federal government and other governments may reduce funding for health care or other programs or make changes that adversely affect the number of persons eligible for certain programs, the services provided to enrollees in such programs and premiums we can charge. The levels of U.S. federal government spending are difficult to predict and are subject to significant risk. Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the spending priorities of the new presidential administration and Congress, and what challenges budget reductions, if any, will present for our business and our industry generally. For example, on January 20, 2025, President Trump established by executive order the U.S. DOGE Service Temporary Organization ("DOGE") to reform federal government processes and reduce expenditures, and on February 5, 2025, CMS announced that it is collaborating with DOGE to determine where there may be opportunities for more effective and efficient use of resources. Pressures on and uncertainty surrounding the U.S. federal government’s budget, and potential changes in budgetary priorities and healthcare spending levels, could adversely affect the funding for Medicare and other healthcare programs upon which our business depends. Any of these factors could have a material adverse effect on our businesses, results of operations, and cash flows. In addition, the failure of the U.S. federal government to manage its fiscal matters or to raise or further suspend the debt ceiling, and changes in the amount of federal debt, may negatively impact the economic environment, curtail spending on health and health care related matters and adversely impact our results of operations. Any such volatility or disruption, or a general sustained economic downturn or other developments, may have adverse consequences on us or on our third party relationships (including relationships with vendors and health care providers).
Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate; even if the markets in which we compete achieve the forecasted growth, our business could fail to grow at similar rates, if at all.
Our market opportunity estimates and growth forecasts are subject to significant uncertainty and they are based on assumptions and estimates that may prove to be inaccurate. Even if the market in which we compete meets our size estimates and forecasted growth, our business could fail to grow for a variety of reasons outside our control, including competition in our industry. The principal assumptions relating to our market opportunity include the growth of the Medicare eligible population as well as the growth and stability of risk-adjusted payments paid by CMS, among other things. Our market opportunity is also based on the assumption that our existing and future offerings will be more attractive to our members and providers and potential members and providers than competing MA plans. If these assumptions prove inaccurate, our business, financial condition, and results of operations could be adversely affected.
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
We have direct operations in Hong Kong and Canada, as well as contracted operations in various other countries. We may in the future expand our operations to other countries. Substantially all of our software research and development is performed internationally, by internal resources and a variety of offshore vendors in locations such as Hong Kong and elsewhere. While these arrangements may lower operating costs, they also subject us to the uncertain political climates, including political unrest and uncertainty in Hong Kong, such as Hong Kong national security law and other developments, and potential disruptions in international trade, including export control laws (such as deemed export restrictions applicable to software) and any amendments to those laws, as well as potentially increased data security and privacy risks and local economic and labor conditions.
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
Compliance with applicable U.S. and foreign laws and regulations, such as import and export requirements, anti-corruption laws, tax laws, foreign exchange controls, data privacy and data localization and data transfer restriction requirements, labor laws, and anti-competition regulations, increases the costs of doing business in foreign jurisdictions. Although we have implemented policies and procedures to comply with these laws and regulations, a violation by our employees, contractors, or agents could nevertheless occur. In some cases, compliance with the laws and regulations of one country could violate the laws and regulations of another country. Violations of these laws and regulations could materially adversely affect our brands, growth efforts, and business.
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
In addition, we must ensure that our agents have received all licenses, appointments, and certifications required by state authorities in order to transact business. New state insurance laws, regulations, and guidelines also may not be compatible with the sale of health insurance over the Internet or with various aspects of our platform or manner of marketing or selling health insurance plans. The applicability of state insurance laws to new healthcare payment models can be especially unclear and subject to differing interpretations. Failure to comply with insurance laws, regulations, and guidelines or other laws and regulations applicable to our business could result in significant liability, additional department of insurance licensing requirements, required modification of our advertising and business practices, the revocation of our licenses in a particular jurisdiction, termination of our relationship with carriers, loss of commissions and/or our inability to sell health insurance plans. These events could significantly increase our operating expenses, result in the loss of carrier relationships and our commission revenue, and otherwise harm our business, results of operations and financial condition. Moreover, an adverse regulatory action in one jurisdiction could result in penalties and adversely affect our license status, business, or reputation in other jurisdictions due to the requirement that adverse regulatory actions in one jurisdiction be reported to other jurisdictions. Even if the allegations in any regulatory or other action against us are proven false, any surrounding negative publicity could harm consumer, marketing partner or carrier confidence in us, which could significantly damage our brands.
In addition to licensing requirements related to insurance laws, professional employees of our subsidiaries that provide in-home care must maintain a valid license in the state in which they practice. If our professional employees fail to maintain their required licenses or comply with state licensing laws related to the practice of medicine or provision of other healthcare services, it could disrupt the provision of in-home care services and/or result in negative publicity and loss of confidence in our services which could damage our brands, and our business, results of operations, and financial condition could be negatively impacted.

We rely on third-party providers for computing infrastructure, network connectivity, and other technology-related services needed to deliver our technology platform and products. Any disruption in the services provided by such third-party providers could adversely affect our business and subject us to liability.
We rely on cloud service providers, such as Amazon Web Services and Google Cloud, to provide the cloud computing infrastructure that we use to host our platform, products, and many of the internal tools we use to operate our business. While we control and have access to our servers, we do not control the operation of the facilities where the servers are located. While we have a long-term commitment with these cloud service providers, and our platform, products, and internal tools use computing, storage capabilities, bandwidth, and other services provided by these cloud services providers, the services providers have no obligation to renew their agreements with us on commercially reasonable terms, or at all, upon the expiration of such commitment. Any significant disruption of, limitation of our access to, or other interference with, our use of these cloud service providers could negatively impact our operations and could materially harm our business. In addition, any transition of the cloud services currently provided by these cloud service providers to another cloud services provider would require significant time and expense and could disrupt or degrade delivery of our platform. Our business relies on the availability of our platform and products for our members and provider users, and we may lose members and provider users if they are not able to access our platform or encounter difficulties in doing so. The level of service provided by cloud service providers could affect the availability or speed of our platform, which may also impact the usage of, and our provider users' satisfaction with, our platform and could materially harm our business and reputation. If cloud service providers increase pricing terms, terminate or seek to terminate our contractual relationship, establish more favorable relationships with our competitors, or change or interpret their terms of service or policies in a manner that is unfavorable with respect to us, or if we are unable to renew any agreement on commercially reasonable terms, we may be required to transfer our servers and other infrastructure to a different service provider, and our business, results of operations, and financial condition could be harmed. This may result in significant additional costs and possible services interruptions. Additionally, if our cloud service providers are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. For example, a rapid expansion of our business could cause the service levels provided by our cloud service providers to fail or experience delays. Any changes or disruptions in our cloud service providers' service levels could adversely affect our reputation or result in lengthy interruptions in our services and negatively affect our business.
Our failure to protect our sites, networks, and systems against security breaches, or otherwise to protect our confidential or health information or the confidential or health information of our members, providers, or other third parties, could damage our reputation and brands, and substantially harm our business and results of operations.
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
Certain of our third-party service providers provide technology-related services and/or store or have access to our data and may not have effective controls, processes, or practices to protect our information from loss, unauthorized disclosure, unauthorized use or misappropriation, cyberattacks or other data security incidents. A vulnerability in such service providers’ software or systems, a failure in their safeguards, policies or procedures, or a cyber-attack or other data security incident affecting any of these third parties would result in harm to our business.
For example, in 2024, one of our vendors, UnitedHealth Group’s Change Healthcare, experienced a security breach, which compromised certain of our members’ personal information (including protected health information). Although the Change Healthcare incident did not have a material impact on our business, financial condition or results of operation, there can be no assurance that a future compromise or breach of our security measures, or those of our third-party service providers will not have a material impact on us. Any such compromise could violate applicable privacy, data protection, data security, network and information systems security, and other laws, and cause significant legal and financial exposure, adverse publicity, and a loss of confidence in our security measures. These factors could have a material adverse effect on our business, results of operations, and financial condition. We devote significant resources to protect against security breaches, and we may need to devote significantly more resources in the future to address problems caused by breaches, including notifying affected subscribers and responding to any resulting litigation. Any such use of resources would divert resources from the growth and expansion of our business.

Our growth depends in part on the success of our strategic relationships with third parties.
In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties to perform certain operational functions and services, to support and use our Clover Assistant and technology platforms, and to support our general services and administration functions. These third parties include, for example, insurance brokers, our information technology system providers, data submission providers, coders, quality metrics auditors, pharmacy benefit management ("PBM"), services suppliers, enrollment administration providers, and customer service, provider support lines, call centers and claim and billing service providers. We also rely on integrations with EHR providers and clinical software developers. We have entered into agreements with our PBM services suppliers to provide us and certain of our members with certain PBM services, such as claims processing, mail pharmacy services, specialty pharmacy services, retail network pharmacy network services, participating pharmacy audit services, reporting, and formulary services. Additionally, we have entered into an agreement with UST HealthProof pursuant to which UST HealthProof will perform certain of our plan operation functions in support of our members, including claims, enrollment, contact center, medical management, payment integrity, revenue integrity, print, fulfillment, and related configuration and certain IT functions. We also depend on our relationships with third parties as part of our Counterpart Health business. However, we may be unable to realize all of the expected benefits, including cost savings, in connection with this agreement within the expected time frame, and we may incur additional and/or unexpected costs to realize them. If the services become unavailable or are not adequately performed, our operations and business strategies could be significantly disrupted which could have a material adverse effect on our business, brands, reputation, and results of operations.
Additionally, if any such agreements were to terminate for any reason or one of our PBM services supplier's ability to perform their respective obligations under their agreements with us were impaired, we may not be able to find an alternative supplier in a timely manner or on acceptable financial terms. As a result, our costs may increase, we would not realize the anticipated benefits of our agreements for PBM services, we could become overly dependent on such agreements, which could cause us to lose core competencies and we may not be able to meet the full demands of our members. Any of these events could have a material adverse effect on our business, brands, reputation, and results of operations. Furthermore, certain legislative authorities have in recent years discussed or proposed legislation that would restrict outsourcing of certain services. In addition, we may be held accountable for any failure of performance by our vendors. Significant failure by a third party to perform in accordance with the terms of our contracts or applicable law could subject us to fines or other sanctions or otherwise have a material adverse effect on our business and results of operations. A termination of our agreements with, or disruption in the performance of, one or more of these service providers could result in service disruption or unavailability, and harm our ability to continue to develop, maintain and improve Clover Assistant. This could decrease the usefulness of Clover Assistant and result in decreased adoption by providers and potentially higher medical costs for our members, increased or duplicative costs for us, and our inability to meet our obligations to our members; it could also require us to seek alternative service providers on less favorable contract terms, any of which can adversely affect our business, brands, reputation and results of operations. Additionally, if our service partners and vendors do not utilize industry standards with respect to privacy and data requirements, or other applicable safeguards, we may be exposed to additional liability, the breach of our patient data, or loss of our ability to provide plans and services.
Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of our members and provider users, as our partners may no longer facilitate the enrollment of Medicare-eligible beneficiaries into, or the effective and efficient operations of, our business or the adoption of Clover Assistant by providers. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenues could be impaired and our results of operations may suffer. Even if we are successful, there can be no assurance that these relationships will result in increased revenues or an increase in the number of beneficiaries or provider users of Clover Assistant.
Because competition for qualified personnel is intense, we may not be able to attract and retain the highly skilled employees we need to execute our business strategies and growth plans.
To execute on our business strategies and growth plans, we must attract and retain highly qualified personnel in our US and international offices. The pool of qualified personnel with experience working in the healthcare market, and particularly MA, is limited. The incentives to attract, retain, and motivate employees provided by our stock options and other equity awards, or by other compensation arrangements, may not be effective. As such, we may not be successful in continuing to attract and retain qualified personnel. Our recruiting efforts may also be limited by laws and regulations, such as restrictive immigration laws, restrictions on travel or availability of visas and labor force instability. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

Moreover, we believe that a critical element of our ability to successfully attract, train and retain qualified personnel is our corporate culture, which we believe fosters innovation, collaboration and a focus on execution, all in an environment of high ethical standards. Our remote work policies may present challenges in maintaining these important aspects of our corporate culture, and a failure to maintain our corporate culture could negatively impact us. Further, we rely on our key personnel to lead with integrity and to meet our high ethical standards that promote excellent performance in a supportive environment. To the extent any of our key personnel were to behave in a way that is inconsistent with our values, including with respect to legal or regulatory compliance, financial reporting or people management, we could experience a materially adverse impact to our reputation and our operating results. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.
We depend on our senior management team and other key employees; the loss of one or more of these employees or an inability to attract and retain additional qualified key personnel could adversely affect our business.
Our success depends largely upon the continued services and reputation of our senior management and other key personnel. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives and key employees, which could disrupt our business. We can provide no assurance that any of our executives or key employees will continue their employment with us. Our senior management and key employees are "at-will" employees and therefore may terminate employment with us at any time with no advance notice. In addition, we currently do not have "key person" insurance on any of our employees. We also rely on our leadership team in the areas of research and development, marketing, services, and general and administrative functions. The loss and replacement of one or more of our members of senior management or other key employees, including our Chief Executive Officer, Andrew Toy, would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives. In addition, our positive reputation is in part derived from the business success and standing in the community of our senior management, in particular our Chief Executive Officer. As a result, any negative perception of our senior management by our current or prospective investors, members, or providers, or any negative press stories about our senior management, may harm our reputation and damage our business prospects. Furthermore, executive officer transitions, volatility or lack of performance in our stock price may affect our ability to attract and retain replacements should key personnel depart. If we are not able to retain any of our key personnel, our business, results of operations, and financial condition could be harmed.
We may engage in merger and acquisition activities, which would require significant management attention, disrupt our business, dilute stockholder value, and adversely affect our business, results of operations, and financial condition.
As part of our business strategy to expand usage of our Clover Assistant platform, offer our plans in additional markets, extend the provision of in-home care services in those additional markets and grow our business in response to changing technologies, provider and beneficiary demand, and competitive pressures, we may in the future make investments or acquisitions in other companies, products, or technologies. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve the goals of such acquisition, and any acquisitions we complete could be viewed negatively by providers, members, or investors. We may encounter difficult or unforeseen expenditures in integrating an acquisition, particularly if we cannot retain the key personnel of the acquired company. In addition, if we fail to successfully integrate such acquisitions, or the assets, technologies, or personnel associated with such acquisitions, the business and results of operations of the combined company would be adversely affected.
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
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") and our key metrics require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes and amounts reported in our key metrics. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed further in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 "Summary of Significant Accounting Policies" to the consolidated financial statements included in this Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to the amounts of IBNR claims, recoveries from third parties for coordination of benefits, and the final determination of medical cost adjustment pools. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions. This could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.
We are currently, and may in the future be, subject to investigations and litigation, which could be costly and time-consuming to defend. The outcomes of these matters cannot be predicted.
We are currently, and may in the future be, subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by providers, facilities, consultants, and vendors in connection with commercial disputes, or employment claims made by our current or former employees. As previously disclosed, we have received an inquiry from the U.S. Department of Justice ("DOJ"), and also may be, in the future, subject to regular and special governmental market conduct and other audits, investigations, inquiries and/or reviews by/from, and we receive and may receive subpoenas and other requests for information from, various federal and state agencies, regulatory authorities, attorneys general, committees, subcommittees and members of the U.S. Congress and other state, federal and international governmental authorities. In the United States, federal and state governments have made investigating and prosecuting healthcare and other insurance fraud, waste, and abuse a priority. Fraud, waste, and abuse prohibitions encompass a wide range of activities, including kickbacks for referral of members or federally reimbursable healthcare products or services, fraudulent coding practices, billing for unnecessary medical and/or other covered services, improper marketing and violations of patient privacy rights. In recent years, the DOJ and the Department of Health and Human Services Office of Inspector General (the "OIG") have increased their scrutiny of healthcare payers and providers, and Medicare Advantage insurers, under the Federal False Claims Act ("FCA"), in particular. There have been a number of investigations, prosecutions, convictions, and settlements in the healthcare industry. CMS and the OIG also periodically perform risk adjustment data validation audits of selected MA health plans to validate the coding practices of and supporting documentation maintained by healthcare providers. Our plans could be selected for such audits, which could result in retrospective adjustments to payments made to our health plans, fines, corrective action plans, or other adverse action by CMS.
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
There has been increased government scrutiny and litigation involving MA plans under the FCA related to diagnosis coding and risk adjustment practices. In some proceedings involving MA plans, there have been allegations that certain financial arrangements with providers violate other laws governing fraud and abuse, such as the Anti-Kickback Statute. We perform ongoing monitoring of our business practices to help ensure compliance with CMS risk adjustment requirements and applicable laws, which includes review of Clover Assistant features that may be relevant to patient risk assessments and the submission of risk adjustment data to CMS. We also monitor our physician payment practices to help ensure compliance with applicable laws, such as the Anti-Kickback Statute. While we believe that our risk adjustment data collection efforts and relationships with providers, including those related to Clover Assistant, comply with applicable laws, we and our Counterpart Health customers are and may be subject to audits, reviews and investigation of our practices and arrangements, and the federal government might conclude that they violate the FCA, the Anti-Kickback Statute and/or other federal and state laws governing fraud and abuse. See the section entitled "—Our business activities are highly regulated, and new and proposed government regulation or legislative reforms could increase our cost of doing business and reduce our number of members, profitability, and liquidity."

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
Programs funded in whole or in part by the U.S. federal government account for a significant portion of our Total revenues. As our government funded businesses grow, our exposure to changes in federal and state government policy with respect to and/or regulation of the various government funded programs in which we participate also increases. The laws and regulations governing participation in Medicare Advantage and Medicare Part D are complex, are subject to interpretation and can expose us to penalties for non-compliance. Federal, state and local governments have the right to cancel or not to renew their contracts with us on short notice without cause or if funds are not available. Funding for these programs is dependent on many factors outside our control, including general economic conditions, continuing government efforts to contain health care costs and budgetary constraints at the federal or applicable state or local level and general political issues and priorities. The U.S. federal government, generally, or as recommended by DOGE, and our other government customers also may reduce funding for health care or other programs, cancel or decline to renew contracts with us, or make changes that adversely affect the number of persons eligible for certain programs, the services provided to enrollees in such programs, our premiums and our administrative and health care and other benefit costs, any of which could have a material adverse effect on our business, results of operations and cash flows.
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
Reductions or less than expected increases in funding for Medicare programs could significantly reduce our revenues and profitability. If an unexpected reduction in payments, inadequate government funding, significantly delayed payments for Medicare programs or similar events were to occur, our business, results of operations, and financial condition could be materially and adversely affected.

Our business also depends upon the public and private sector of the U.S. insurance system, which is subject to a changing regulatory environment. Accordingly, the future financial performance of our business will depend in part on our ability to adapt to regulatory developments, including changes in laws and regulations or changes to interpretations of such laws or regulations, especially laws and regulations governing Medicare. For example, in March 2010, the ACA became law. The ACA substantially changed the way healthcare is financed by both commercial and government payers and contains a number of provisions that impact our business and operations, including a requirement that MA plans spend at least 85% of premium dollars on medical care, a requirement that CMS apply coding intensity adjustments to Medicare payments (which generated an across-the-board reduction to MA risk scores), and an expansion of Medicaid eligibility to additional categories of individuals. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, as well as the act in its entirety, and there may be additional challenges and amendments to the ACA in the future. Proposed changes in laws, regulations, and guidelines governing health insurance may also be incompatible with various aspects of our business and require that we make significant modifications to our existing technology or practices. This may be costly and time-consuming to implement and could also harm our business, operating results, and financial condition. Various aspects of healthcare reform could also cause us to discontinue certain health insurance plans or prohibit us from distributing certain health insurance plans in particular jurisdictions. Our business, operating results, financial condition, and prospects may be materially and adversely affected if we are unable to adapt to developments in healthcare reform in the United States.
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
Failure to maintain satisfactory quality and performance measures may negatively affect our premium rates, subject us to penalties, limit or reduce our number of members, impede our ability to compete for new business in existing or new markets or result in the termination of our contracts, or affect our ability to establish new health plans or expand current health plans. Any of these events could have a material adverse effect on our business, rate of growth and results of operations, financial condition, and cash flows.
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

The Star Ratings system considers various measures adopted by CMS, including, among others, quality of care, preventative services, chronic illness management and member satisfaction. Our Star Ratings may be negatively impacted if we fail to meet the quality, performance and regulatory compliance criteria established by CMS. Furthermore, the Star Ratings system is also subject to change annually by CMS, which may make it more difficult to achieve and maintain three (3.0) Stars or greater. On June 14, 2024, the Company announced that CMS had recalculated the Company's 2024 Star ratings for its PPO Medicare Advantage plans for the 2025 payment year, and had increased such plans’ rating by 0.5 Star, to a revised rating of 3.5 Stars. In the calendar year 2024, the Company was paid on the basis of 3.5 Stars for both our PPO and HMO plans. In October 2024, CMS increased the Star Rating of our PPO MA plans to 4 Stars for 2025 and increased the Star Rating of our HMO MA plan to 3.5 Stars for 2025, which will affect payment year 2026, Despite our operational efforts to improve our Star Ratings, there can be no assurances that we will be successful in maintaining or improving our Star Ratings in future years. For example, our higher concentration of minority members and members residing in socioeconomically disadvantaged neighborhoods generally may make it more difficult for us to achieve and maintain high Star Ratings as compared to our competitors, given the well-documented health disparities among different minority and socioeconomic groups. Also, audits of our performance for past or future periods may result in downgrades to our Star Ratings.
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
Our business activities are highly regulated, and new and proposed government regulation or legislative reforms could increase our cost of doing business and reduce our number of members, profitability, and liquidity.
The healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we are compensated for providing coverage for our members, our contractual relationships with our providers, vendors and beneficiaries, our marketing activities and other aspects of our operations. The new presidential administration and Congress has proposed and may propose changes to statutes that could significantly impact the healthcare industry, which in turn could harm our business, operating results and financial condition.
Regulations of particular importance include:
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
•the administrative simplification provisions of the HIPAA as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 ("HITECH") which impose a number of obligations on issuers of health insurance coverage and health benefit plan sponsors with respect to the privacy and security of health information and data standards regulation;
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
•the FCA, and the regulations in CMS' Final Rule on January 1, 2025, that imposes civil and criminal liability on individuals or entities for knowingly filing, or causing to be filed, a false claim to the federal government, or the knowing use of false statements to obtain payment from the federal government. Suits filed under the FCA, known as qui tam actions, can be brought by any individual on behalf of the government and such individuals, commonly known as "whistleblowers," may share in any amounts paid by the entity to the government in fines or settlement;
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
•the provision of the ACA that requires MA plans to spend at least 85% of premium dollars on medical care;
•federal and state laws that govern our relationships with pharmaceutical manufacturers, wholesalers, pharmacies, members, and consumers;
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
•federal and state laws governing the ways in which we communicate with members and market our services, including the Telephone Consumer Protection Act, the Controlling the Assault of Non-Solicited Pornography, and Marketing Act;
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
Medical or health-related software, including machine learning functionality and predictive algorithms, may be subject to regulation by the FDA if such software falls within the definition of a "medical device" under the federal Food, Drug, and Cosmetic Act (the "FDCA"). Currently, the FDA exercises enforcement discretion for certain low-risk software that meets criteria announced in its guidance documents. In addition, the 21st Century Cures Act, includes exemptions from the definition of "medical device" for certain medical-related software, including software used for administrative support functions at a healthcare facility, software intended for maintaining or encouraging a healthy lifestyle, EHR software, software for transferring, storing, or displaying medical device data or in vitro diagnostic data, and certain clinical decision support software. The FDA has also issued a number of guidance documents, concerning, for example, clinical decision software, to clarify how it intends to interpret and apply the new exemptions under the 21st Century Cures Act. Although we believe that our Clover Assistant platform does not meet the definition of medical device and/or meet the criteria that the FDA has announced for its exercise of enforcement discretion to apply, there is a risk that the FDA could disagree with our determination or that the FDA could develop new guidance documents or revise current guidance documents that would subject our platform to active FDA oversight. If the FDA determines that any of our current or future analytics applications, including Clover Assistant, are regulated as medical devices, we would become subject to various requirements under the FDCA and the FDA's implementing regulations, including extensive requirements relating to premarket approval or clearance, labeling, manufacturing, adverse event reporting and quality controls, among others. Our business, results of operations, financial condition and prospects may be materially and adversely affected if we were to become subject to regulation by the FDA and were unable to obtain approval or comply with these regulations.
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
Numerous other U.S. federal and state laws, such as the CCPA, protect the confidentiality, privacy, availability, integrity, and security of PII, including PHI. These laws in many cases are more restrictive than, and may not be preempted by, the HIPAA rules and may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our providers and business associates and potentially exposing us to additional expense, adverse publicity and liability. Among other things, the CCPA gives California residents expanded data privacy rights, allowing consumers to opt out of certain data sharing with third parties, provides a private cause of action for data breaches, imposes additional obligations such as data minimization and storage limitations; on covered businesses; and forms a dedicated privacy regulator in California, the California Privacy Protection Agency, to implement and enforce the law. The CCPA marked the beginning of a trend toward more stringent state data privacy legislation in the United States, which may result in significant costs to our business, damage our reputation, and require us to amend our business practices, and could adversely affect our business, especially to the extent the specific requirements vary from those and other existing laws. Similar laws are now in effect in more than ten other states and have been adopted or proposed in additional states and at the federal level. If passed, such laws may have potentially conflicting requirements that would make compliance challenging. In addition, in response to such laws, we may need to update and/or change our data collection practices, which may be costly, time-consuming, and present potential liability while we adapt to comply with such legislation.
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
Because of the extreme sensitivity of personal information, including PHI, that we store and transmit, the security features of our technology platform are very important. We also contract with third parties for important aspects of the storage and transmission of member information, and thus rely on those third parties to manage functions that have material cyber-security risks. We attempt to address these risks by requiring subcontractors who handle member information to sign business associate agreements which contractually require those subcontractors to adequately safeguard personal health data to the same extent that applies to us and in some cases by requiring such subcontractors to undergo third-party security examinations. However, we cannot ensure that these contractual measures and other safeguards will adequately protect us from the risks associated with the storage and transmission of such information by our subcontractors on our behalf.
If our security measures, some of which are managed by third parties, or those of the third parties with whom we contract, are breached or fail, unauthorized persons may be able to obtain access to sensitive provider and member data, including HIPAA-regulated PHI. As a result, our reputation could be severely damaged, adversely affecting the confidence of members, PCPs, and Counterpart Assistant customers. Members may curtail their use of or stop using our services, including the use of telehealth, our number of members could decrease, and Counterpart Assistant customers may terminate their relationship with us, which would cause our business to suffer. In addition, we could face litigation, damages for contract breach, penalties and regulatory actions for violation of HIPAA and other applicable laws or regulations and significant costs for remediation, notification to individuals and for measures to prevent future occurrences. Any potential security breach could also result in increased costs associated with liability for stolen assets or information, repairing system damage that may have been caused by such breaches, incentives offered to business partners in an effort to maintain our business relationships after a breach and implementing measures to prevent future occurrences, including organizational changes, deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants. While we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability. In any event, insurance coverage would not address the reputational damage that could result from a security incident.

We also publish statements to our members that describe how we handle and protect personal information. Any failure or perceived failure by us to maintain posted privacy policies that are accurate, comprehensive and fully implemented, and any violation or perceived violation of our privacy-, data protection-, or information security obligations to providers, members, or other third parties could result in claims of deceptive practices brought against us. That could lead to significant liabilities and consequences, including, without limitation, governmental investigations or enforcement actions, costs of responding to investigations, defending against litigation, settling claims and complying with regulatory or court orders, all of which could have material impacts on our revenues and results of operations.
Furthermore, the Federal Trade Commission and many state attorneys general continue to enforce federal and state consumer protection laws against companies for online data collection, use, dissemination, and security and privacy practices that appear to be unfair or deceptive. There are also a number of privacy-related legislative proposals in the United States, at both the federal and state level, that could impose additional obligations and liabilities. We cannot yet determine the impact that future laws, regulations, and standards may have on our business.
Risks Related to Our Intellectual Property
Failure to protect or enforce our intellectual property rights could impair our ability to protect our internally-developed technology and our brands, and our business may be adversely affected.
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

We also rely on unpatented internally-developed technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets, internally-developed technology, and other information that we consider proprietary, we require employees, consultants, and independent contractors to enter into confidentiality agreements. There can be no assurance that these agreements will provide meaningful protection for our trade secrets, know-how, internally-developed technology, or other information that we consider proprietary in the event of any unauthorized use, misappropriation, or disclosure of such trade secrets, know-how, internally-developed technology, or other information that we consider proprietary. If we are unable to maintain our rights in our internally-developed technologies and other intellectual property, our business would be materially adversely affected.
We rely on our trademarks, trade names, and brand names to distinguish our solutions and branding from the products of our competitors, and we have registered or applied to register many of these trademarks in the United States and certain countries outside the United States. However, occasionally third parties may have already registered identical or similar marks for products or solutions that also address our key markets. As we rely in part on brand names and trademark protection to enforce our intellectual property rights, efforts by third parties to limit use of our brand names or trademarks and barriers to the registration of brand names and trademarks in various countries may restrict our ability to promote and maintain cohesive brands throughout our key markets. There can also be no assurance that our pending or future U.S. or foreign trademark applications will be approved in a timely manner or at all, or that such registrations will effectively protect our brand names and trademarks. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. If our trademarks are successfully challenged, we could be forced to rebrand our platform, which would result in loss of brand recognition and would require us to devote resources to advertising and marketing new brands.
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
We rely on software licensed from third parties for internal tools we use to operate our business, and we may from time to time need to obtain licenses from third parties to use intellectual property rights associated with the development of our platform, products, and other internal tools, which might not be available on acceptable terms, or at all. Any loss of the right to use any third-party software required for the development and maintenance of our platform, products, or other internal tools could result in loss of functionality or availability of our platform, products, or other internal tools until equivalent technology is either developed by us, or, if available, is identified, obtained, and integrated. Any errors or defects in third-party software could result in errors or a failure of our platform, products, or other internal tools. Any of the foregoing could disrupt the deployment of our platform, products, or other internal tools and harm our business, results of operations, and financial condition.
Risks Related to Ownership of our Securities
The price and trading volume of our shares of Class A common stock has been, and may continue to be, volatile, and this volatility may negatively impact the trading price of our Class A common stock.
The price of our Class A common stock has fluctuated significantly in the past and may continue to be volatile, with the possibility for extreme price and volume fluctuations.
Volatility or declines in our trading price could make it more difficult to attract and retain talent, adversely impact employee retention and morale, and may require us to issue more equity to incentivize team members, which could dilute stockholders.

Overall, there are various factors, some of which are beyond our control, that could negatively affect the market price of our Class A common stock or result in fluctuations in the price or trading volume of our Class A common stock, including the following;
•overall performance of the equity markets and the economy as a whole;
•changes in the financial guidance we may provide to the public or our failure to meet this guidance;
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
•health epidemics, such as pandemics, influenza, and other highly communicable diseases; and
•sales of shares of our Class A common stock by us or our stockholders.
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
Our failure to satisfy NASDAQ's continued listing standards could result in a delisting of our Class A common stock, which could limit investors' ability to make transactions in our Class A common stock and subject us to additional trading restrictions.
Our Class A common stock is listed on the Nasdaq Global Select Market, which imposes continued listing requirements with respect to listed securities, including a minimum bid price requirement. During fiscal year 2024, we received written notice from the Nasdaq Stock Market LLC ("NASDAQ") notifying us that, for 30 consecutive business days, the bid price for our Class A common stock had closed below the $1.00 per share minimum bid price requirement for continued inclusion on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”). While we have subsequently regained compliance with such standards, there can be no assurance that we will be able to maintain compliance with the NASDAQ listing requirements, including the Minimum Bid Price Requirement in the future. If we fail to maintain compliance with the Minimum Bid Price Requirement or to meet the other applicable continued listing requirements in the future and NASDAQ determines to delist our Class A common stock, this would, among other things, substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us. Furthermore, a delisting would likely have a negative effect on the price of our Class A common stock and would impair the ability of stockholders to sell or purchase our Class A common stock when they wish to do so. In the event of a delisting, we would expect to take actions to restore our compliance with NASDAQ’s listing requirements, but we can provide no assurance that any such action taken by us would allow our Class A common stock to become listed again, lead to stability in the market price of our Class A common stock, improve the liquidity of our Class A common stock, prevent our Class A common stock from dropping below the NASDAQ minimum bid price requirement, or prevent future non-compliance with NASDAQ’s listing requirements. As a result of these factors, a delisting of our Class A common stock from NASDAQ would have an adverse impact on the trading, liquidity, and market price of our Class A common stock.
Our business and financial performance may differ from any projections that we disclose or any information that may be attributed to us by third parties.
From time to time, we may provide guidance via public disclosures regarding our projected business or financial performance. However, any such guidance involves risks, assumptions and uncertainties, and our actual results could differ materially from such guidance. Factors that could cause or contribute to such differences include, but are not limited to, those identified in these Risk Factors, some of which are not predictable or within our control. Other unknown or unpredictable factors also could adversely impact our performance. Except as required by law, we undertake no obligation to update or revise any projections, whether as a result of new information, future events or otherwise. In addition, various news sources, bloggers, and other publishers often make statements regarding our historical or projected business or financial performance, and you should not rely on any such information even if it is attributed directly or indirectly to us.

Sales of substantial amounts of our securities in the public markets, or the perception that they might occur, could cause the market price of our Class A common stock to decline.
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, principal stockholders and their respective affiliates, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline and may make it more difficult for our other stockholders to sell their shares of common stock at a time and price that they deem appropriate.
At December 31, 2024, our directors and officers and their affiliated entities collectively owned approximately 22.7% of the total outstanding shares of Class A and Class B common stock.
In addition, at December 31, 2024, we had options outstanding that, if fully exercised, would result in the issuance of 23,465,666 shares of Class B common stock, and we had restricted stock units ("RSUs") outstanding that would result in the issuance of 34,145,761 shares of Class B common stock. All of the shares of Class A common stock issuable upon the conversion of Class B common stock issuable upon exercise or settlement of stock options and RSUs, and the shares reserved for future issuance under our equity incentive plans, were registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance subject to applicable vesting requirements.
If we fail to maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Sarbanes-Oxley Act and the rules and regulations of NASDAQ. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting.
We have previously identified, disclosed and remediated a material weakness in our internal control over financial reporting, and additional weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Further, current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on NASDAQ.
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

Although our share repurchase program is intended to enhance long-term shareholder value, we cannot provide assurance that this will occur, and this program may be suspended or terminated at any time.
On May 6, 2024, the Board of Directors of the Company authorized the repurchase of up to $20.0 million in shares of the Company’s outstanding Class A common stock over a two-year period. Our share repurchase program may be modified, suspended or discontinued at any time without prior notice. Although the share repurchase program is intended to enhance long-term shareholder value, we cannot provide assurance that this will occur.
The dual class structure of our common stock has the effect of concentrating voting control with certain stockholders, including our directors and executive officers and their respective affiliates, who held in the aggregate 72.0% of the voting power of our capital stock at December 31, 2024. This ownership will limit or preclude the ability of our other stockholders to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. At December 31, 2024, our directors, executive officers, and their affiliates held in the aggregate 72.0% of the voting power of our capital stock. Because of the 10-to-1 voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a significant percentage of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the date of automatic conversion described below, when all outstanding shares of Class B common stock and Class A common stock will convert automatically into shares of a single class of common stock. So long as 65,240,552 shares of Class B common stock remain outstanding, the holders of our Class B common stock will be able to control the outcome of matters submitted to a stockholder vote. This concentrated control may limit or preclude the ability of other stockholders to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.
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
In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its pre-change net operating losses, or ("NOL"), to offset future taxable income. A Section 382 "ownership change" generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. At December 31, 2024, we had approximately $1,523.5 million of federal NOL carryforwards. The federal NOL carryforwards created subsequent to the year ended December 31, 2017, of $1,268.7 million can be carried forward indefinitely with the exception of net operating losses for the insurance companies, while the remaining federal NOL carryforwards of $295.1 million begin to expire in 2033. Our ability to utilize NOLs may be subject to limitations due to prior ownership shifts, further limiting our ability to utilize NOLs arising prior to such ownership change in the future. A portion of our total NOLs may also be limited by special rules known as Separate Return Limitation Year rules. There is also a risk that due to statutory or regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. We have recorded a full valuation allowance against the deferred tax assets attributable to our NOLs.
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

The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, which could increase our effective tax rate and harm our financial condition and results of operations. It is possible that tax authorities may disagree with certain positions we have taken and any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations. Further, the determination of our provision for income taxes and other tax liabilities requires significant judgment by management, and there are transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our consolidated financial statements and may materially affect our results of operations in the period or periods for which such determination is made.
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
•a dual class common stock structure in which holders of our Class B common stock, which has 10 votes per share, have the ability to control the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the outstanding shares of our combined Class B and Class A common stock, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets;
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
•phishing simulations; and
•a cybersecurity incident response team.
The Company also engages third-party vendors and consultants, respectively, to perform audits and penetration tests.
The Company and its subsidiaries’ third-party service providers collect, process, and store certain information, including PII, PHI, or other confidential and proprietary information. We maintain a third-party vendor security risk management program to assess the cybersecurity risk and measures taken by such service providers. The program includes a third-party risk assessor, security risk reports, and formal business owner risk response.
During the period covered by this report, the Company has not identified any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. Risks from cybersecurity threats, however, in the future may, among other things, cause material disruptions to our or our subsidiaries’ operations, which may materially affect our liquidity, results of operations and financial condition, as well as damage our reputation. For additional information related to risks from cybersecurity threats, please refer to Item 1.A. — “Risks Related to Our Business and Industry — Our failure to protect our sites, networks, and systems against security breaches, or otherwise to protect our confidential or health information or the confidential or health information of our members, providers, or other third parties, could damage our reputation and brands, and substantially harm our business and results of operations.”
Governance
The Company’s Board of Directors (the “Board”) oversees the Company’s overall risk management program, and has assigned oversight of cybersecurity risk management to its Audit Committee. The Audit Committee reviews the adequacy and effectiveness of the Company’s cybersecurity policies and internal controls regarding information and cybersecurity, and together with the full Board, regularly receives reports from our management, including our Chief Information Security Officer (the “CISO”) on cybersecurity matters, including, but not limited to: AI Security, Security Awareness, Internal Risk, Third-Party Risk, IR / DR Readiness, Access Control IAM/PAM, HIPAA Security Rule Compliance, Phishing, Security Monitoring, Vulnerability Management, Application Security, Governance, Data Security, and Cloud Security.
The Company’s CISO is responsible for developing and managing the cybersecurity program, including security incident response, remediation, and setting security policy and standards required by applicable law or regulation. The CISO holds a dual-accredited Executive MBA, and Certified Information Security Manager ("CISM"), Certified Information Systems Auditor ("CISA") and Certified Data Privacy Solutions Engineer ("CDPSE") certifications. The security team holds multiple certifications including but not limited to CISSP, CRISC, CCSFP, and AWS CP, a bug bounty hall of fame member, and a range of experience with different firms. The CISO is informed by the cybersecurity team about the prevention, detection, mitigation, and remediation of cybersecurity incidents through general communications, and reporting. The cybersecurity team is made aware of security risks and incidents by various means including our SIEM, assessments, audit, threat feeds, and security team connections and network.

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
Information concerning legal proceedings can be found in Note 13 "Commitments and Contingencies" to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, which information is incorporated by reference into this item.
Item 4. Mine Safety Disclosures.
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock
Our Class A common stock is listed on NASDAQ under the ticker symbol "CLOV." Our Class B common stock is not listed on any securities exchange.
Holders
At February 24, 2025, there were 340 holders of record of our Class A common stock and 309 holders of record of our Class B common stock. Such figures do not include beneficial owners holding our securities through nominee names.
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
Issuer Purchases of Equity Securities
On May 6, 2024, our Board authorized the repurchase of up to $20.0 million in shares of our Class A common stock over a two year period. The timing, manner, price and amount of any repurchases are determined by the discretion of management, depending on market conditions and other factors. Repurchases may be made through open market purchases or accelerated share repurchases. The exact number of shares to be repurchased by the Company, if any, is not guaranteed. Depending on market conditions and other factors, these repurchases may be commenced or suspended at any time or periodically without prior notice. As of December 31, 2024, there was $18.2 million available for repurchase.

The Company had no share repurchases during the three months ended December 31, 2024.

Unregistered Sales of Equity Securities and Use of Proceeds
None.

Performance Graph
Item 6. [Reserved.]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2024, contained in this Annual Report on Form 10-K (the "Form 10-K"). The following discussion and analysis does not include certain items related to the year ended December 31, 2023, including year-to-year comparisons between the year ended December 31, 2023 and the year ended December 31, 2022. For a discussion of these items and comparison of our results of operations for the fiscal years ended December 31, 2023 and December 31, 2022, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 14, 2024. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of this Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. See "Cautionary Note Regarding Forward-Looking Statements" for additional information. Unless the context otherwise requires, references in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" to "we," "us," "our," "Clover," "Clover Health," and the "Company" mean the business and operations of Clover Health Investments, Corp. and its consolidated subsidiaries.
Overview
At Clover Health, our vision is to empower every physician with the technology to identify, manage, and treat chronic diseases earlier. Our strategy is to improve the care of people with Medicare, develop wide physician networks, and provide technology to help empower physicians. Our proprietary software platform, Clover Assistant (licensed externally as Counterpart Assistant), helps us execute this strategy by enabling physicians to detect, identify, and manage chronic diseases earlier than they otherwise could. This technology is a cloud-based software platform that provides physicians with access to data-driven and personalized insights for the patients they treat.
We operate Preferred Provider Organization ("PPO") and Health Maintenance Organization ("HMO") Medicare Advantage ("MA") plans for Medicare-eligible individuals. We aim to provide high-quality, affordable healthcare for all Medicare beneficiaries. Among plans with similar major characteristics, we offer most members in our MA plans (the "members") among the lowest average out-of-pocket costs for primary care provider and specialist co-pays in their markets. We strongly believe in providing our members provider choice, and we consider our PPO plans to be our flagship insurance product. An important feature of our MA product is wide network access. We believe the use of Clover Assistant and related data insights allows us to improve clinical decision-making through a highly scalable platform. At December 31, 2024, we operated our MA plans in five states and 200 counties, with 82,664 members.
2024 Highlights
2025 Annual Election Period Results
On January 13, 2025, the Company announced a 27% year-over-year growth of its MA membership during the most recent Annual Election Period ("AEP"). The Company entered 2025 with over 100,000 members, approximately 95% of whom are enrolled in Clover’s flagship PPO plans.
Geographic Presence
Beginning in 2025, our MA plans will be available in a total of 200 counties and 5 states.
CMS Star Ratings
In October 2023, CMS initially released the Company’s 2024 Star ratings, which related to the 2022 measurement year and would have impacted the 2025 payment year. For both of the Company's plans (PPO and HMO), CMS had awarded a rating of 3.0 Stars for the measurement year 2022, which represented a 0.5 Star rating decrease for both plans from the 2021 measurement year. Subsequently, on June 14, 2024, the Company announced that CMS had recalculated the Company's 2024 Star ratings for its PPO Medicare Advantage plans for the 2025 payment year, and had increased such plans’ rating by 0.5 Star, to a revised rating of 3.5 Stars. Pursuant to CMS’s Medicare Advantage Star ratings system, CMS annually awards between 1.0 and 5.0 Stars to Medicare Advantage plans based on performance in several categories. In the calendar year 2024, the Company was paid on the basis of 3.5 Stars for both our PPO and HMO plans.
On October 10, 2024, the Company announced that CMS had increased the Star rating of its PPO Medicare Advantage plans to 4.0 Stars for 2025, which will affect payment year 2026. In payment year 2026, the Company expects to experience a general 5% quality bonus increase in benchmark rates as a result of its PPO contract being rated 4.0 Stars, in accordance with CMS regulations. Increased quality bonus payments enable the Company to further reinvest in more competitive benefits, which the Company believes will deliver greater value to its members while fueling continued membership growth. Additionally, CMS increased the rating of Clover’s HMO MA plan to 3.5 Stars. As discussed earlier, as of December 31, 2024, over 95% of the Company's insurance members are members of our PPO Medicare Advantage Plans.

Counterpart Health
During the second quarter of 2024, the Company launched Counterpart Health, Inc., or ("Counterpart Health"), a subsidiary of the Company which houses a new software-as-a-service and tech enabled services solution to bring the power of Counterpart Assistant technology to external payors and providers serving the Medicare eligible population. This external offering aims to equip clinician users with our already built, clinician-centric, and AI-powered care management platform. Strategically, Counterpart Health aims to extend the benefits of data-driven proven technology and personalized care to a wider audience, enabling enhanced patient outcomes and reduced healthcare costs across the nation. Counterpart Health is complementary to Clover Health, and enables the Company to deploy and expand the reach of its existing technology asset for new potential growth and high margin business opportunities, with low startup costs. Revenue from our Counterpart Health SaaS and tech enabled services is included within Other income on our consolidated statements of operations and comprehensive loss.
ACO REACH
We previously participated as a Direct Contracting Entity ("DCE") in the Centers for Medicare and Medicaid Services ("CMS") Accountable Care Organization Realizing Equity, Access, and Community Health Model ("ACO REACH Model" or "ACO REACH"). On December 1, 2023, the Company notified CMS that it will no longer participate as a REACH ACO in connection with the 2024 performance year. The remaining activity recognized during 2024 directly relates to prior performance years with CMS. As of January 1, 2024, this line of business met the definition of discontinued operations, and prior period amounts have been updated to conform to the current period presentation. At December 31, 2024, the Company did not anticipate any further material activity related to its discontinued operations. Refer to Note 22 "Discontinued Operations" in the accompanying notes to the consolidated financial statements included in this Form 10-K for additional information.
Key Performance Measures
Starting in the first quarter of 2024, we manage our operations based on one reportable segment: Insurance. Through our Insurance segment, we provide PPO and HMO plans to Medicare Advantage members in several states. All other clinical services and all corporate overhead not included in the reportable segments are included in Corporate/Other.
The segment grouping is consistent with the information used by our Chief Executive Officer (identified as our chief operating decision maker) ("CODM")) to assess performance and allocate the Company's resources.
We review several key performance measures, discussed below, to evaluate our business and results, measure performance, identify trends, formulate plans, and make strategic decisions. We believe that the presentation of such metrics is useful to management and counterparties to model the performance of healthcare companies such as Clover.
Through our Insurance segment, we provide PPO and HMO plans to members in several states. We seek to improve care and lower costs for our members by empowering providers with intuitive data-driven, personalized insights to support treatment of members through our software platform, Clover Assistant.

The following table presents key financial measures for the periods indicated:

	Year Ended December 31,
	2024		2023
	Total	PMPM (1)	Total	PMPM (1)
	(amounts in thousands, except PMPM amounts)
Insurance members at period end (#)	82,664	N/A	81,205	N/A
Premiums earned, gross	$1,345,280	$1,392	$1,236,213	$1,250
Premiums earned, net	$1,344,881	$1,391	$1,235,769	$1,250
Insurance medical claim expense incurred, gross	$1,012,905	$1,048	$1,004,454	$1,016
Insurance net medical claims incurred	$1,010,289	$1,045	$1,003,683	$1,015
Medical care ratio, gross	75.3%	N/A	81.3%	N/A
Medical care ratio, net	75.1%	N/A	81.2%	N/A
Benefits expense ratio, gross	81.3%	N/A	86.5%	N/A
Benefits expense ratio, net	81.2%	N/A	86.5%	N/A
Adjusted SG&A	$294,713	N/A	$297,508	N/A
Adjusted EBITDA	$70,091	N/A	$(41,555)	N/A
Adjusted Net income (loss) from continuing operations	$68,243	N/A	$(48,883)	N/A
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
Premiums earned, gross.
Premiums earned, gross is the amount received, or to be received, for insurance policies written by us during a specific period of time without reduction for premiums ceded to reinsurance. We believe premiums earned, gross provides useful insight into the gross economic benefit generated by our business operations and allows us to evaluate our underwriting performance without regard to changes in our underlying reinsurance structure. Premiums earned, gross excludes the effects of premiums ceded to reinsurers, and therefore should not be used as a substitute for Premiums earned, net, Total revenues, or any other measure presented in accordance with GAAP.
Premiums earned, net.
Premiums earned, net represents the earned portion of our premiums earned, gross, less the earned portion that is ceded to third-party reinsurers under our reinsurance agreements. Premiums are earned in the period in which members are entitled to receive services, and are net of estimated uncollectible amounts, retroactive membership adjustments, and any adjustments to recognize rebates under the minimum benefit ratios required under the ACA.
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
Non-GAAP Financial Measures
We use non-GAAP measures in this Form 10-K, including Insurance BER, Adjusted SG&A and Adjusted EBITDA. These non-GAAP financial measures are provided to enhance the reader's understanding of Clover Health's past financial performance and our prospects for the future. Clover Health's management team uses these non-GAAP financial measures in assessing Clover Health's performance, as well as in planning and forecasting future periods. These non-GAAP financial measures are not computed according to generally accepted accounting principles in the United States ("GAAP"), and the methods we use to compute them may differ from the methods used by other companies. Non-GAAP financial measures are supplemental to and should not be considered a substitute for financial information presented in accordance with GAAP and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP.
For a description of these non-GAAP financial measures, including the reasons management uses such measures, and the reconciliations of these non-GAAP financial measures to the comparable GAAP measures, please see "Benefits expense ratio, gross and net", "Adjusted SG&A" and "Adjusted EBITDA" below.

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
The table below provides a reconciliation of Net medical claims incurred and Premiums earned, net, both of which are GAAP measures, to Insurance BER, a non-GAAP measure.

	Year ended December 31,
	2024	2023
	(in thousands)
Net medical claims incurred, gross (GAAP):	$1,012,905	$1,004,454
Adjustments
Quality improvements	81,144	64,943
Benefits expense, gross (non-GAAP)	$1,094,049	$1,069,397

Premiums earned, gross (GAAP)	$1,345,280	$1,236,213
Benefits expense ratio, gross (non-GAAP)	81.3%	86.5%

	Year ended December 31,
	2024	2023
	(in thousands)
Net medical claims incurred, net (GAAP):	$1,010,289	$1,003,683
Adjustments
Quality improvements	81,144	64,943
Benefits expense, net (non-GAAP)	$1,091,433	$1,068,626

Premiums earned, net (GAAP)	$1,344,881	$1,235,769
Benefits expense ratio, net (non-GAAP)	81.2%	86.5%

Adjusted SG&A
Adjusted Salaries and benefits plus General and Administrative expenses ("SG&A") is a non-GAAP financial measure defined by us as total SG&A less stock-based compensation and non-recurring legal expenses and settlements. We believe that Adjusted SG&A provides management, investors, and others a useful view of our operating spend as it excludes non-cash, stock-based compensation and expenses related to investments that management believes do not reflect the Company's core operating expenses. We believe that Adjusted SG&A as a percentage of Total revenues is useful to management, investors, and others because it allows us to measure our operational leverage as revenue scales.
The table below provides a reconciliation of Total SG&A, a GAAP financial measure, to Adjusted SG&A, a non-GAAP measure:

	Year ended December 31,
	2024	2023
	(in thousands)
Salaries and benefits	$232,454	$257,157
General and administrative expenses	176,480	183,089
Total SG&A (GAAP)	408,934	440,246
Adjustments
Stock-based compensation	(114,331)	(140,931)
Non-recurring legal expenses and settlements	110	(1,807)
Adjusted SG&A (non-GAAP)	$294,713	$297,508

Total revenues (GAAP)	$1,371,131	$1,260,543
Adjusted SG&A (non-GAAP) as a percentage of Total revenues	21%	24%
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure defined by us as net loss from continuing operations before depreciation and amortization, loss on investment, interest expense, change in fair value of warrants, stock-based compensation, premium deficiency reserve benefit, restructuring costs, impairment of goodwill and other intangible assets, and non-recurring legal expenses and settlements. Adjusted EBITDA is a key measure used by our management team and the board of directors to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short and long-term operating plans. In particular, we believe that the exclusion of the amounts eliminated in calculating Adjusted EBITDA provide useful measures for period-to-period comparisons of our business. Accordingly, we believe that Adjusted EBITDA provides investors and others useful information to understand and evaluate our operating results in the same manner as our management and our board of directors.
The table below provides a reconciliation of Net loss from continuing operations, a GAAP financial measure, to Adjusted EBITDA, a non-GAAP financial measure:

	Year ended December 31,
	2024	2023
	(in thousands)
Net loss from continuing operations (GAAP):	$(46,266)	$(210,148)
Adjustments
Interest expense	—	7
Depreciation and amortization	1,331	2,509
Change in fair value of warrants	50	86
Loss on investment	467	4,726
Stock-based compensation	114,331	140,931
Premium deficiency reserve benefit	—	(7,239)
Restructuring costs	288	9,821
Non-recurring legal expenses and settlements	(110)	1,807
Impairment of goodwill and other intangible assets	—	15,945
Adjusted EBITDA (non-GAAP)	$70,091	$(41,555)

Adjusted Net income (loss) from continuing operations
Adjusted Net income (loss) from continuing operations is a non-GAAP financial measure defined by us as net loss from continuing operations before stock-based compensation, premium deficiency reserve benefit, restructuring costs, non-recurring legal expenses and settlement, and impairment of goodwill and other intangible assets. Adjusted Net income (loss) from continuing operations is a key measure used by our management team and the board of directors to understand and evaluate our operating performance and trends. We believe that Adjusted Net income (loss) from continuing operations is helpful to investors in assessing the Company’s financial performance in the same manner as our management and our board of directors.

	Year ended December 31,
	2024	2023
	(in thousands)
Net loss from continuing operations (GAAP)	$(46,266)	$(210,148)
Adjustments
Stock-based compensation	114,331	140,931
Premium deficiency reserve benefit	—	(7,239)
Restructuring costs	288	9,821
Non-recurring legal expenses and settlements	(110)	1,807
Impairment of goodwill and other intangible assets	—	15,945
Adjusted Net income (loss) from continuing operations (non-GAAP)	$68,243	$(48,883)

Results of Operations
Comparison of the Years ended December 31, 2024 and 2023
The following table summarizes our consolidated results of operations for the years ended December 31, 2024 and 2023. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Year ended December 31,		Change between 2024 and 2023
	2024	2023	($)	(%)
	(in thousands)
Revenues
Premiums earned, net (Net of ceded premiums of $399 and $444 for the years ended December 31, 2024 and 2023, respectively)	$1,344,881	$1,235,769	$109,112	8.8%
Other income	26,250	24,774	1,476	6.0
Total revenues	1,371,131	1,260,543	110,588	8.8

Operating expenses
Net medical claims incurred	1,006,327	1,004,590	1,737	0.2
Salaries and benefits	232,454	257,157	(24,703)	(9.6)
General and administrative expenses	176,480	183,089	(6,609)	(3.6)
Impairment of goodwill and other intangible assets	—	15,945	(15,945)	*
Premium deficiency reserve benefit	—	(7,239)	7,239	*
Depreciation and amortization	1,331	2,509	(1,178)	(47.0)
Restructuring costs	288	9,821	(9,533)	(97.1)
Total operating expenses	1,416,880	1,465,872	(48,992)	(3.3)
Loss from continuing operations	(45,749)	(205,329)	159,580	(77.7)

Change in fair value of warrants	50	86	(36)	(41.9)
Interest expense	—	7	(7)	*
Loss on investment	467	4,726	(4,259)	(90.1)
Net loss from continuing operations	$(46,266)	$(210,148)	$163,882	(78.0)%
Net income (loss) from discontinued operations (Note 22 )	3,257	(3,213)	6,470	*
Net loss	$(43,009)	$(213,361)	$170,352	(79.8)%
*    Not presented because the current or prior period amount is zero or the amount for the line item changed from a gain to a loss (or vice versa) and thus yields a result that is not meaningful.
Premiums earned, net
Premiums earned, net increased $109.1 million, or 9%, to $1,344.9 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase was primarily due to an increase in our risk adjustment revenue driving favorability as a result of the Company focusing on member retention.
Other income
Other income increased $1.5 million, or 6%, to $26.3 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase was primarily attributable to an increase in net investment income due to a higher interest rate environment as compared to the prior period.
Net medical claims incurred
Net medical claims incurred remained materially consistent for the year ended December 31, 2024 as compared to the year ended December 31, 2023.
Salaries and benefits
Salaries and benefits decreased $24.7 million, or 10%, to $232.5 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. This decrease was primarily driven by a decrease in share-based compensation related costs.

General and administrative expenses
General and administrative expenses decreased $6.6 million, or 4%, to $176.5 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. The decrease was primarily driven by a decrease in legal, consulting and contractor related costs.
Restructuring costs
On April 17, 2023, the Company announced it would implement certain business transformation initiatives, including an agreement to move its core plan operations to UST HealthProof’s integrated technology platform and additional corporate restructuring actions. The agreement with UST HealthProof includes the transition of certain of the Company’s plan operation functions in support of its Medicare Advantage members pursuant to a master services agreement. In addition to the arrangement with UST HealthProof, the Company conducted a reduction in force to better align its Selling, General, and Administrative cost structure with its revenue base. For the year ended December 31, 2024 the Company recorded $0.3 million of restructuring charges related to these business transformation initiatives, which consisted of employee termination benefits, vendor related costs, and other costs. Refer to Note 15 "Restructuring Costs" of the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.
Loss on investment
In February 2022, Character Biosciences completed a private capital transaction. After the Company evaluated its ownership interest in Character Biosciences, it began applying the equity method of accounting. From this point forward, the Company recognizes its proportionate share of the gain/loss on equity of that entity during the period. For the year ended December 31, 2024, the Company recognized $0.5 million in shared losses. Refer to Note 12 "Variable Interest Entity and Equity Method of Accounting" of the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.
Liquidity and Capital Resources
We manage our liquidity and financial position in the context of our overall business strategy. We continually forecast and manage our cash, investments, working capital balances, and capital structure to meet the short-term and long-term obligations of our businesses while seeking to maintain liquidity and financial flexibility.
Historically, we have financed our operations primarily from the proceeds we received through premiums earned under our MA plans. We expect that our cash, cash equivalents, restricted cash, investments, and our current projections of cash flows, taken together, will be sufficient to meet our projected operating and regulatory requirements for the next 12 months based on our current plans. Our future capital requirements will depend on many factors, including our needs to support our business growth, to respond to business opportunities, challenges or unforeseen circumstances, or for other reasons. We may be required to seek additional equity or debt financing to provide the capital required to maintain or expand our operations. Any future equity financing may be dilutive to our existing investors, and any future debt financing may include debt service requirements and financial and other restrictive covenants that may constrain our operations and growth strategies. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.
Consolidated Entities
Our cash equivalents and investment securities consist primarily of money market funds, U.S. government debt securities, and corporate debt securities. At December 31, 2024 and 2023, total restricted and unrestricted cash, cash equivalents, and investments were $437.6 million and $417.3 million, respectively. These totals consist of $243.1 million and $228.6 million at December 31, 2024 and December 31, 2023, respectively, that specifically relate to available-for-sale and held-to-maturity investment securities.
Unregulated Entities
At December 31, 2024 and December 31, 2023, total restricted and unrestricted cash, cash equivalents, and investments for the parent company, Clover Health Investments, Corp., and unregulated subsidiaries were $151.5 million and $136.8 million, respectively, with the increase at December 31, 2024 primarily reflecting cash provided by operating activities. We operate as a holding company in a highly regulated industry. As such, we may receive dividends and administrative expense reimbursements from our subsidiaries, two of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated insurance subsidiaries. Cash, cash equivalents, and investments at the parent company were $146.8 million and $74.0 million at December 31, 2024 and December 31, 2023, respectively. Our unregulated subsidiaries held $4.8 million and $62.8 million of cash, cash equivalents, restricted cash, and investments at December 31, 2024 and December 31, 2023, respectively.

Regulated Entities
At December 31, 2024 and December 31, 2023 total cash, cash equivalents, restricted cash, and investments for our regulated subsidiaries were $286.1 million and $280.5 million, respectively. Additionally, our regulated insurance subsidiaries held $243.1 million and $203.4 million of available-for-sale and held-to-maturity investment securities at December 31, 2024 and December 31, 2023, respectively. Our use of operating cash derived from our unregulated subsidiaries is generally not restricted by departments of insurance (or comparable state regulatory agencies). Our regulated insurance subsidiaries have not paid dividends to the parent, and applicable insurance laws restrict the ability of our regulated insurance subsidiary to declare and pay dividends to the parent. Insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amounts calculated under any applicable formula would be permitted. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our regulated insurance subsidiary may in the future adopt statutory provisions more restrictive than those currently in effect.
For a detailed discussion of our regulatory requirements, including aggregate statutory capital and surplus as well as dividends paid from the subsidiaries to the parent, please refer to Notes 19 "Dividend Restrictions", 20 "Statutory Equity and Income", and 21 "Regulatory Matters" to the consolidated financial statements included in this Form 10-K, as well as in Part I.
Cash Flows
The following table summarizes our consolidated cash flows for the years ended December 31, 2024 and 2023.

Year ended December 31,	2024	2023
	(in thousands)
Cash Flows Data:
Net cash provided by (used in) operating activities from continuing operations	$82,450	$(35,148)
Net cash provided by investing activities	565	140,013
Net cash used in financing activities	(17,361)	(5,070)
Increase in cash, cash equivalents, and restricted cash from continuing operations	$65,654	$99,795
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
For the year ended December 31, 2024, Net cash provided by operating activities was $82.5 million, which reflects a Net loss from continuing operations of $46.3 million. Non-cash activities primarily included a $114.3 million charge to Stock-based compensation expense.
For the year ended December 31, 2023, Net cash used in operating activities was $35.1 million, which reflects a Net loss from continuing operations of $210.1 million. Non-cash activities primarily included a $140.9 million charge to Stock-based compensation expense, $15.9 million Goodwill and intangible asset impairment, $7.2 million amortization of the 2022 Premium deficiency reserve, and a $4.7 million Loss on investment.
Investing Activities
Net cash provided by investing activities for the year ended December 31, 2024 of $0.6 million was primarily due to $203.4 million provided from the sale and maturity of investment securities. This was offset by $201.2 million used to purchase investments.
Net cash provided by investing activities for the year ended December 31, 2023, of $140.0 million was primarily due to $316.2 million provided from the sale and maturity of investment securities. This was offset by $175.6 million used to purchase investments.
For additional information regarding our investing activities, please refer to Note 3 "Investment Securities" to our consolidated financial statements included in this Form 10-K.

Financing Activities
Net cash used in financing activities for the year ended December 31, 2024 of $17.4 million was primarily the result of the acquisition of $16.5 million in Treasury stock and repurchases of $1.8 million of Class A Common stock.
Net cash used in financing activities for the year ended December 31, 2023 of $5.1 million was primarily the result of the acquisition of $6.2 million in Treasury stock.
Financing Arrangements
There have been no material changes to our financing arrangements at December 31, 2024.
Contractual Obligations and Commitments
We believe that funds from projected future operating cash flows, cash, cash equivalents, and investments will be sufficient for future operations and commitments, and for capital acquisitions and other strategic transactions, over at least the next 12 months.
Material cash requirements from known contractual obligations and commitments at December 31, 2024 include operating lease obligations of $2.3 million. These commitments are associated with contracts that were enforceable and legally binding at December 31, 2024, and that specified all significant terms, including fixed or minimum serves to be used, fixed, minimum, or variable price provisions, and the approximate timing of the actions under the contracts. There were no other material cash requirements from known contractual obligations and commitments at December 31, 2024. For additional information regarding our remaining estimated contractual obligations and commitments, see Note 13 "Commitments and Contingencies" and Note 22 "Discontinued Operations" in the accompanying notes to the consolidated financial statements included in this Form 10-K.
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
We believe that the accounting policies and estimates described below involve a significant degree of judgment and complexity. Accordingly, we believe these are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations. For further information, see Note 2 "Summary of Significant Accounting Policies" to the consolidated financial statements included in this Form 10-K.

Net Medical Claims Incurred
Insurance net medical claims incurred is recognized in the period in which services are provided and includes paid claims and an estimate of the cost of services that have been incurred but not yet reported ("IBNR") and certain other unpaid claims and adjustments. IBNR represents a substantial portion of our unpaid claims, as reflected below:

	Year ended December 31,
	2024		2023
	Total	%	Total	%
	(dollars in thousands)
IBNR	$131,230	83.9%	$121,961	89.0%
Other unpaid claims	19,862	12.7	10,261	7.5
Claims adjustment expense	5,304	3.4	4,878	3.6
Total unpaid claims and claims adjustment expense	$156,396	100.0%	$137,100	100.0%
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
The completion factors are the most significant factor impacting the IBNR estimate. We continually adjust our completion factor with our knowledge of recent events that may impact current completion factors when establishing our reserves. Because our reserving practice is to consistently recognize the actuarial best estimate using an assumption of moderately adverse conditions as required by actuarial standards, there is a reasonable possibility that there could be variances between actual completion factors and those assumed in our December 31, 2024 and 2023 unpaid claim estimates.
Actuarial standards require the use of assumptions based on moderately adverse experience, and as such, a provision for adverse deviation ("PAD") is recognized on current reserves and released on prior reserves. For further discussion of our reserving methodology, including our use of completion factors to estimate IBNR, refer to Note 2 "Summary of Significant Accounting Policies" in the consolidated financial statements included in this Form 10-K.
Recently Issued and Adopted Accounting Pronouncements
See Note 2 "Summary of Significant Accounting Policies" in the accompanying notes to the consolidated financial statements included in this Form 10-K for a discussion of accounting pronouncements recently adopted and recently issued accounting pronouncements not yet adopted and their potential impact to our consolidated financial statements.
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
We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. Our investment policy is focused on preservation of capital, liquidity and earning a modest yield. Substantially all of our investment portfolio is invested in U.S. Treasury fixed maturity securities. At December 31, 2024, none of our fixed maturity securities portfolio was unrated or rated below investment grade.

Inflation Risk
The United States economy continues to be impacted by inflation. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of Operating expenses as a percentage of Total revenues if the premiums earned or other payments we receive from CMS do not increase with these increased costs. We continue to monitor the potential impacts from inflation and are prepared to respond to inflationary pressures as necessary.

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Clover Health Investments, Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Clover Health Investments, Corp. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 3, 2025 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of incurred but not reported reserves

Description of the Matter
As of December 31, 2024, the Company’s unpaid claims was $156.4 million, a significant portion is incurred but not reported reserves. As discussed in Notes 2 and 9 to the consolidated financial statements, the Company’s incurred but not reported (IBNR) liability is determined by using actuarial methods that include a number of factors and assumptions, including completion factors, which seek to measure the cumulative percentage of claims expense that have been paid as of the reporting date based on historical claim payment patterns, and assumed medical cost trend factors, which represent an estimate of claims expense based on recent claims expense levels and medical cost levels. There is significant uncertainty inherent in determining management’s best estimate of completion and trend factors, which are used to calculate actuarial estimates of IBNR.

Auditing management’s best estimate of the IBNR was complex and required the involvement of our actuarial specialists due to the highly judgmental nature of completion and trend factor assumptions used in the valuation process. These assumptions have a significant effect on the valuation of the IBNR liability.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s actuarial process for estimating the liability for incurred but not reported reserves. These audit procedures included among others, testing management review controls over the application of the actuarial assumptions within the reserve models and the review and approval processes that management has in place for estimating the liability for incurred but not reported reserves.

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
New York, New York
March 3, 2025

CLOVER HEALTH INVESTMENTS, CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	December 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$194,543	$116,407
Short-term investments	—	12,218
Investment securities, available-for-sale (Amortized cost: 2024: $27,153; 2023: $101,412)	26,997	100,702
Investment securities, held-to-maturity (Fair value: 2024: $15; 2023: $6,778)	15	6,902
Accrued retrospective premiums	41,253	22,076
Healthcare receivables	51,539	64,164
Prepaid expenses	13,174	14,418
Other assets, current	15,603	18,612
Assets related to discontinued operations (Note 22)	—	72,471
Total current assets	343,124	427,970

Investment securities, available-for-sale (Amortized cost: 2024: $203,147; 2023: $121,868)	201,719	120,208
Investment securities, held-to-maturity (Fair value: 2024: $13,913; 2023: $692)	14,343	793
Property and equipment, net	5,307	5,082
Other intangible assets	2,990	2,990
Other assets, non-current	13,259	13,628
Total assets	$580,742	$570,671

Liabilities and Stockholders' Equity
Current liabilities
Unpaid claims	$156,396	$137,100
Accounts payable and accrued expenses	34,564	37,184
Accrued salaries and benefits	19,090	20,951
Other liabilities, current	3,466	5,781
Liabilities related to discontinued operations (Note 22)	—	60,099
Total current liabilities	$213,516	$261,115

Other liabilities, non-current	26,083	23,162
Total liabilities	$239,599	$284,277
Commitments and Contingencies (Note 13)
Stockholders' equity
Class A Common Stock, $0.0001 par value; 2,500,000,000 shares authorized at December 31, 2024 and December 31, 2023; 414,493,051 and 401,183,882 issued and outstanding at December 31, 2024 and December 31, 2023, respectively	41	40
Class B Common Stock, $0.0001 par value; 500,000,000 shares authorized at December 31, 2024 and December 31, 2023; 89,032,305 and 87,867,732 issued and outstanding at December 31, 2024 and December 31, 2023, respectively	9	9
Additional paid-in capital	2,576,471	2,461,238
Accumulated other comprehensive loss	(1,584)	(2,370)
Accumulated deficit	(2,202,803)	(2,159,794)
Less: Treasury stock, at cost; 18,752,947 and 7,912,750 shares held at December 31, 2024 and December 31, 2023, respectively	(30,991)	(12,729)
Total stockholders' equity	341,143	286,394
Total liabilities and stockholders' equity	$580,742	$570,671
The accompanying notes are an integral part of these consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Dollars in thousands, except per share and share amounts)

	Year ended December 31,
	2024	2023	2022
Revenues:
Premiums earned, net (Net of ceded premiums of $399, $444, and $470 for the year ended December 31, 2024, 2023, and 2022, respectively)	$1,344,881	$1,235,769	$1,084,869
Other income	26,250	24,774	11,683
Total revenues	1,371,131	1,260,543	1,096,552

Operating expenses:
Net medical claims incurred	1,006,327	1,004,590	993,073
Salaries and benefits	232,454	257,157	278,725
General and administrative expenses	176,480	183,089	203,678
Impairment of goodwill and other intangible assets	—	15,945	—
Premium deficiency reserve benefit	—	(7,239)	(93,517)
Depreciation and amortization	1,331	2,509	1,187
Restructuring costs	288	9,821	—
Other expense	—	—	70
Total operating expenses	1,416,880	1,465,872	1,383,216
Loss from continuing operations	(45,749)	(205,329)	(286,664)

Change in fair value of warrants	50	86	(900)
Interest expense	—	7	1,333
Amortization of notes and securities discounts	—	—	30
Loss (gain) on investment	467	4,726	(9,217)
Gain on debt extinguishment on note payable	—	—	(23,326)
Net loss from continuing operations	(46,266)	(210,148)	(254,584)
Net income (loss) from discontinued operations	3,257	(3,213)	(84,983)
Net loss	$(43,009)	$(213,361)	$(339,567)

Per share data:
Basic and diluted weighted average number of class A and class B common shares and common share equivalents outstanding	490,018,730	482,176,127	476,244,262
Continuing operations:
Basic and diluted loss per share	$(0.09)	$(0.44)	$(0.53)
Discontinued operations:
Basic and diluted earnings (loss) per share	$0.01	$(0.01)	$(0.18)

Net unrealized gain (loss) on available-for-sale investments	786	7,004	(7,440)
Comprehensive loss	$(42,223)	$(206,357)	$(347,007)
The accompanying notes are an integral part of these consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2021	352,645,626	$34	118,206,768	$12	14,730	$(147)	$2,154,187	$(1,616,015)	$(1,934)	$540,040
Stock issuance for exercise of stock options, net of early exercise liability	4,367,985	—	—	—	—	—	1,400	—	—	1,400
Stock-based compensation	—	—	—	—	—	—	164,305	—	—	164,305
Vested restricted stock units	2,974,581	—	1,677,873	—	—	—	—	—	—	—
Vested performance stock units	8,951	—	—	—	—	—	—	—	—	—
Unrealized holdings gain on investment securities, available-for-sale	—	—	—	—	—	—	—	—	(7,440)	(7,440)
Conversion from class B common stock to class A common Stock	25,489,789	3	(25,489,789)	(3)	—	—	—	—	—	—
Treasury stock	(2,058,022)	—	—	—	2,058,022	(6,362)	—	—	—	(6,362)
Issuance of common stock under employee stock purchase plan	569,808	—	—	—	—	—	—	—	—	—
Activities from seek dissolution	—	—	—	—	—	—	(735)	—	—	(735)
Derecognition of non-controlling interest	—	—	—	—	—	—	—	—	—	(3,903)
Net loss	—	—	—	—	—	—	—	(339,567)	—	(339,567)
Balance, December 31, 2022	383,998,718	$37	94,394,852	$9	2,072,752	$(6,509)	$2,319,157	$(1,955,582)	$(9,374)	$347,738
Change in accounting policy	—	—	—	—	—	—	—	9,149	—	9,149
Adjusted balance, beginning of period	383,998,718	$37	94,394,852	$9	2,072,752	$(6,509)	$2,319,157	$(1,946,433)	$(9,374)	$356,887
Stock issuance for exercise of stock options, net of early exercise liability	79,189	—	—	—	—	—	34	—	—	34
Stock-based compensation	—	—	—	—	—	—	140,931	—	—	140,931
Vested restricted stock units	14,117,561	2	1,773,104	—	—	—	—	—	—	2
Unrealized holdings gain on investment securities, available for sale	—	—	—	—	—	—	—	—	7,004	7,004
Conversion from class B common stock to class A common stock	8,300,224	1	(8,300,224)	—	—	—	—	—	—	1
Treasury stock	(5,839,998)	—	—	—	5,839,998	(6,220)	—	—	—	(6,220)
Issuance of common stock under employee stock purchase plan	528,188	—	—	—	—	—	1,116	—	—	1,116
Net loss	—	—	—	—	—	—	—	(213,361)	—	(213,361)
Balance, December 31, 2023	401,183,882	$40	87,867,732	$9	7,912,750	$(12,729)	$2,461,238	$(2,159,794)	$(2,370)	$286,394
Stock issuance for exercise of stock options, net of early exercise liability	409,594	—	—	—	—	—	709	—	—	709
Stock-based compensation	—	—	—	—	—	—	114,331	—	—	114,331
Vested restricted stock units	22,671,645	2	1,781,633	—	—	—	—	—	—	2
Unrealized holdings gain on investment securities, available for sale	—	—	—	—	—	—	—	—	786	786
Conversion from class B common stock to class A common stock	617,060	—	(617,060)	—	—	—	—	—	—	—
Treasury stock	(9,001,888)	(1)	—	—	9,001,888	(16,490)	—	—	—	(16,491)
Issuance of common stock under employee stock purchase plan	451,067	—	—	—	—	—	193	—	—	193
Repurchases of common stock	(1,838,309)	—	—	—	1,838,309	(1,772)	—	—	—	(1,772)
Net loss	—	—	—	—	—	—	—	(43,009)	—	(43,009)
Balance, December 31, 2024	414,493,051	$41	89,032,305	$9	18,752,947	$(30,991)	$2,576,471	$(2,202,803)	$(1,584)	$341,143
The accompanying notes are an integral part of these consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(43,009)	$(213,361)	$(339,567)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,331	2,509	1,187
Amortization of notes and securities discounts and debt issuance costs	—	—	30
Stock-based compensation	114,331	140,931	164,305
Change in fair value of warrants and amortization of warrants	50	86	(900)
Accretion, net of amortization	(2,524)	(4,014)	(1,503)
Accrued interest earned	(571)	—	—
Net realized (losses) gains on investment securities	(480)	(20)	267
Gain on extinguishment of note payable	—	—	(23,326)
Loss (gain) on investment	467	4,726	(9,217)
Impairment of goodwill and other intangible assets	—	15,945	—
Premium deficiency reserve	—	(7,239)	(93,517)
Changes in operating assets and liabilities:
Accrued retrospective premiums	(19,177)	(1,689)	14,536
Prepaid expenses	1,244	3,728	(3,415)
Other assets	2,852	8,859	(8,208)
Healthcare receivables	12,625	6,443	(22,565)
Unpaid claims	19,296	(294)	1,077
Accounts payable and accrued expenses	(2,620)	4,739	7,635
Accrued salaries and benefits	(1,971)	(2,901)	8,784
Other liabilities	606	6,404	(203)
Net cash provided by (used in) operating activities from continuing operations	82,450	(35,148)	(304,600)
Net cash (used in) provided by operating activities from discontinued operations	(47,605)	(109,514)	100,674
Net cash provided by (used in) operating activities	34,845	(144,662)	(203,926)
Cash flows from investing activities:
Purchases of short-term investments, available-for-sale, and held-to-maturity securities	(201,241)	(175,567)	(369,396)
Proceeds from sales of short-term investments and available-for-sale securities	83,673	60,436	13,348
Proceeds from maturities of short-term investments and available-for-sale securities	119,689	255,728	472,098
Acquisition of business, net of cash acquired	—	—	(16,200)
Purchases of property and equipment	(1,556)	(584)	(4,467)
Acquisition of Clover Therapeutics Series A preferred shares	—	—	(250)
Net cash provided by investing activities	565	140,013	95,133
Cash flows from financing activities:
Issuance of common stock, net of early exercise liability	709	34	1,400
Issuance of common stock under employee stock purchase plan, net of stock issuance costs	193	1,116	—
Treasury stock acquired	(16,491)	(6,220)	(6,362)
Repurchases of common stock	(1,772)	—	—
Net cash used in financing activities	(17,361)	(5,070)	(4,962)
Net increase (decrease) in cash and cash equivalents	18,049	(9,719)	(113,755)
Cash and cash equivalents, beginning of period	176,494	186,213	299,968
Cash and cash equivalents, end of period	$194,543	$176,494	$186,213
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents(1)	$194,543	$122,863	$103,791
Restricted cash(1)	—	53,631	82,422
Total cash, cash equivalents, and restricted cash(1)	$194,543	$176,494	$186,213
Supplemental disclosure of non-cash investing and financing activities
Activities from Seek Dissolution	$—	$—	$735
Right-of-use assets obtained in exchange for lease liabilities	—	—	642
Recognition of equity method investments and preferred stock	—	—	8,644
Derecognition of non-controlling interest	—	—	3,903
Conversion of Clover Therapeutics convertible note to preferred stock	—	—	250
(1) Includes all applicable amounts for both continuing and discontinued operations.
The accompanying notes are an integral part of these consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
Notes to the Consolidated Financial Statements
1. Organization and Operations
Clover Health Investments, Corp. (collectively with its affiliates and subsidiaries, "Clover" or the "Company") is focused on empowering physicians to identify, manage, and treat chronic diseases early. Clover has centered its strategy on building and deploying technology through its flagship software platform, Clover Assistant, to help America's seniors receive better care at lower costs.
Clover aims to provide affordable, high-quality Medicare Advantage plans ("MA"), including Preferred Provider Organization ("PPO") and Health Maintenance Organization ("HMO") plans, through its regulated insurance subsidiaries. The Company's regulated insurance subsidiaries consist of Clover Insurance Company and Clover HMO of New Jersey Inc., which operate the Company's PPO and HMO health plans, respectively. Medical Service Professionals of NJ, LLC, houses Clover's employed physicians and the related support staff for Clover's in-home care program. Clover's administrative functions and insurance operations are primarily operated by its Clover Health, LLC and Clover Health Labs, LLC subsidiaries.
On April 1, 2021, the Company's subsidiary, Clover Health Partners, LLC ("Health Partners"), began participating as a Direct Contracting Entity ("DCE") in the Global and Professional Direct Contracting Model ("DC Model") of the Centers for Medicare and Medicaid Services ("CMS"), an agency of the United States Department of Health and Human Services, through which the Company had previously provided care to aligned Medicare fee-for-service ("FFS") beneficiaries (the "Non-Insurance Beneficiaries") through the Company's prior participation in ACO REACH Program, as defined herein. CMS redesigned the DC Model and renamed it the Accountable Care Organization ("ACO") Realizing Equity, Access, and Community Health ("REACH") ("ACO REACH") Model effective January 1, 2023. On December 1, 2023, the Company notified CMS that it will no longer participate as a REACH ACO in the CMS ACO Reach Program, effective as of the end of the 2023 performance year. The Company’s exit from the ACO REACH Program follows its November 2022 announcement of a strategic reduction in the number of ACO REACH participating physicians in 2023, and was made after the Company determined that it is in the Company's best interest to fully exit the ACO REACH Program starting with the 2024 performance year. The activity recognized during 2024 relates to prior performance years with CMS and are presented in discontinued operations for all periods presented in the consolidated financial statements. See Note 22 for further discussion of discontinued operations.
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
During the second quarter of 2024, the Company launched Counterpart Health, Inc., a subsidiary of the Company which houses a new Software-as-a-Service (“SaaS”) and Tech Enabled Services Solution to bring the power of CA Technology to external payors and providers serving the Medicare eligible population. This external offering aims to equip clinician users with the Company's already built, clinician-centric, and AI-powered care management platform. Strategically, Counterpart Health, Inc., a subsidiary of Clover Health, aims to extend the benefits of data-driven proven technology and personalized care to a wider audience, enabling enhanced patient outcomes and reduced healthcare costs across the nation. Counterpart Health is complementary to Clover Health, and enables the Company to deploy and expand the reach of its existing technology asset for new potential growth and high margin business opportunities, with low startup costs.

The Company was originally incorporated as a Cayman Islands exempted company on October 18, 2019, as a special purpose acquisition company under the name Social Capital Hedosophia Holdings Corp. III ("SCH"). On October 5, 2020, SCH entered into a Merger Agreement (the "Merger Agreement") with Clover Health Investments, Corp., a corporation originally incorporated on July 17, 2014, in the state of Delaware ("Legacy Clover"). Pursuant to the Merger Agreement, on January 7, 2021, Asclepius Merger Sub Inc., a Delaware corporation and a newly formed, wholly-owned subsidiary of SCH ("Merger Sub"), merged with and into Legacy Clover. The separate corporate existence of Merger Sub ceased, Legacy Clover survived and merged with and into SCH, with SCH as the surviving corporation, and SCH was redomesticated as a Delaware corporation and renamed Clover Health Investments, Corp. (the "2021 Business Combination"). The 2021 Business Combination was accounted for as a reverse recapitalization in accordance with generally accepted accounting principles in the United States ("GAAP"). Under the guidance in Accounting Standards Codification ("ASC") 805, Legacy Clover is treated as the "acquirer" for financial reporting purposes, Legacy Clover is deemed the accounting predecessor of the combined business, and Clover Health Investments, Corp., as the parent company of the combined business, is the successor Securities and Exchange Commission ("SEC") registrant, meaning that Legacy Clover's consolidated financial statements for previous periods are disclosed in periodic reports filed with the SEC. As a result of the 2021 Business Combination, there were simultaneous changes to Legacy Clover's convertible securities, warrants, and convertible preferred stock.
The 2021 Business Combination has had a significant impact on the Company's reported financial condition and results of operations as a consequence of the reverse recapitalization. The 2021 Business Combination closed on January 7, 2021, and on the following day the Company's Class A Common Stock and then outstanding public warrants were listed on the NASDAQ for trading in the public market.
2. Summary of Significant Accounting Policies
Basis of presentation
The Company's consolidated financial statements have been prepared in conformity with GAAP and include the accounts of the Company and its wholly-owned subsidiaries. In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments, necessary for a fair presentation of its financial condition and its results of operations for the periods presented. All material intercompany balances and transactions have been eliminated in consolidating these financial statements. Investments over which the Company exercises significant influence, but do not control, are accounted for using the applicable accounting treatment based on the nature of the investment.
Use of estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that impact the amounts reported in the consolidated financial statements and the accompanying notes.
The areas involving the most significant use of estimates are the amounts of incurred but not reported claims. Many factors can cause actual outcomes to deviate from these assumptions and estimates, such as changes in economic conditions, changes in government healthcare policy, advances in medical technology, changes in treatment patterns, and changes in average lifespan. Accordingly, the Company cannot determine with precision the ultimate amounts that it will pay for, or the timing of payment of actual claims, or whether the assets supporting the liabilities will grow to the level the Company assumes prior to payment of claims. If the Company's actual experience is different from its assumptions or estimates, the Company's reserves may prove inadequate. As a result, the Company would incur a charge to operations in the period in which it determines such a shortfall exists, which could have a material adverse effect on the Company's business, results of operations, and financial condition. Other areas involving significant estimates include risk adjustment provisions related to Medicare contracts and the valuation of the Company's investment securities, other intangible assets, reinsurance, premium deficiency reserve, warrants, embedded derivative related to convertible securities, stock-based compensation, recoveries from third parties for coordination of benefits, Direct Contracting benchmark, specifically cost trend and risk score estimates that can develop over time, and final determination of medical cost adjustment pools.

Reclassifications
Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation. These reclassification adjustments had no effect on the Company’s previously reported net loss. These include the following items:
•Consolidated Balance Sheets - Other receivables & Surety bonds and deposits are now recognized within Other assets, current. Operating lease right-of-use assets and liabilities are recognized within Other assets, non-current and Other liabilities, non-current, respectively. Due to related parties is now recognized within Unpaid claims. Deferred revenue is now recognized within Other liabilities, current.
•Consolidated Statements of Changes in Stockholders' Equity - Issuance of common stock under employee stock purchase plan activity is separately presented and no longer recognized within Issuance of common stock, net of early exercise liability.
•Consolidated Statements of Cash Flows - All balance sheet reclassifications mentioned above are reflected in the corresponding line items of activity within the Consolidated Statements of Cash Flows. Issuance of common stock under employee stock purchase plan activity is separately presented and no longer recognized within Issuance of common stock, net of early exercise liability.
Discontinued operations
The results of operations for the Company's former Non-Insurance segment have been reclassified as discontinued operations for all periods presented in the Consolidated Statements of Operations and Comprehensive Loss. Assets and liabilities related to the Company's former Non-Insurance segment have been reclassified as discontinued operations for all periods presented in the Consolidated Balance Sheets. Furthermore, all cash flow related activity related to Non-Insurance has all been reclassified on the Consolidated Statements of Cash Flows. Refer to Note 22 "Discontinued Operations" for additional information.
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
Segment information
The Company operates as one reportable segment, Insurance. The Insurance segment provides PPO and HMO plans to Medicare Advantage members in several states.

Cash and cash equivalents
Cash and cash equivalents include cash on hand, amounts due from banks, money market instruments and other highly liquid investments with original maturities of 90 days or less. The carrying values of these instruments approximate their respective fair value due to the short-term maturity of these investments.
At December 31, 2024 and 2023, the Company had Cash and cash equivalents at financial institutions, which are insured by the Federal Deposit Insurance Corporation ("FDIC"). At times, balances may exceed the FDIC insured limits. Management believes that credit risk related to those balances is minimal.
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
Available-for-sale investments are measured at fair value, and unrealized gains and losses, if any, are recorded in other comprehensive loss, net of applicable income taxes, until realized from a sale or an expected credit loss is recognized.
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
The Company identifies securities that are in an unrealized loss position and could potentially have an impairment. This process involves monitoring market events that could impact issuers' credit ratings, business climate, management changes, litigation and government actions, and other similar factors. This process also involves monitoring late payments, downgrades by rating agencies, key financial ratios, consolidated financial statements, revenue forecasts and cash flow projections as indicators of credit risks. The Company considers relevant facts and circumstances in evaluating the impairment of a security. Relevant facts and circumstances considered include (1) the extent to which the fair value has been below cost or amortized cost, (2) adverse conditions specifically related to the financial condition of the issuer or to the industry, (3) geographic area of the issuer, or the underlying collateral of a security including the current and future impact of any specific events, (4) the payment structure of the security, (5) changes in credit rating of the security by the rating agencies, and (6) the volatility of the fair value changes. There are a number of significant risks and uncertainties inherent in the process of monitoring impairments. These risks and uncertainties include (1) the risk that management's assessment of an issuer's ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer, (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated, (3) erroneous information or fraudulent consolidated financial statements could be provided to the Company's management to determine the fair value estimates and impairments, and (4) the risk that new information obtained by the Company, or changes in other facts and circumstances, could lead the Company to change its intent to hold the security to maturity or until it recovers in value. Any of these situations could result in a charge to operations in a future period.

For available-for-sale securities whose fair value is less than their amortized cost that the Company does not intend to sell or is not required to sell, management evaluates the expected cash flows to be received as compared to amortized cost and determines if an expected credit loss has occurred. If an expected credit loss occurs, only the amount of the impairment related to the expected credit loss is recognized in income with the remainder, if any, of the loss recognized in other comprehensive loss.
To the extent the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis, management recognizes an impairment loss in income in an amount equal to the full difference between the amortized cost basis and the fair value.
Expected cash flows to be received are evaluated as compared to amortized cost to determine if a credit loss has occurred. The amount of the credit loss component of the security is estimated as the difference between the amortized cost and the present value of the expected cash flows of the security. In developing the expected recovery analysis for debt securities, the Company reviews business prospects, credit ratings and available information from asset managers and rating agencies for individual securities. The present value is determined using the best estimate of future cash flows discounted at the implicit interest rate at the date of purchase. For the years ended December 31, 2024, 2023, and 2022, there was no impairment loss reported.
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
Other income
Other income consists of income from operating subleases, miscellaneous revenue, investment income, commissions, realized gains and losses, and software as a services ("SaaS") and tech-enabled services.
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

Deferred acquisition costs
Acquisition costs directly related to the successful acquisition of new business, which are primarily made up of commissions costs, are deferred and subsequently amortized. Deferred acquisition costs are recorded within Other assets, current on the Consolidated Balance Sheets and are amortized over the estimated life of the related contracts. The amortization of deferred acquisition costs is recorded within General and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss. For the years ended December 31, 2024, 2023, and 2022 charges related to deferred acquisition costs of $10.5 million, $6.8 million, and $16.3 million, respectively, were recognized within General and administrative expenses.
Warrants
At December 31, 2022, the Company recognized exercisable private warrants which were embedded in several agreements as derivatives. These private warrants were accounted for as assets in accordance with ASC 815-40 and are presented within Other assets, non-current on the Consolidated Balance Sheets. The warrant assets are measured at fair value at inception and on a recurring basis until redeemed, with changes in fair value presented within Change in fair value of warrants within the Consolidated Statements of Operations and Comprehensive Loss. These private warrants were classified within Level 3 due to the subjectivity and use of estimates in the calculation of their fair value.
Property and equipment, net
Property and equipment, net is reported at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets, which are generally three to seven years. Leasehold improvements are amortized over the shorter of the remaining lease term or estimated useful life of the leasehold improvement. Repairs and maintenance costs are expensed as incurred. Costs related to the development of internal-use software that do not meet capitalization criteria are expensed as incurred. Gains and losses on sales or disposals of property and equipment are included within Other income.
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
Goodwill is assigned to the reporting units that are expected to benefit from the specific synergies of the business combination. Management reviews goodwill for impairment to determine both the existence and amount of goodwill impairment, if any. Impairment tests are performed, at a minimum, in the fourth quarter of each year. Management first uses a qualitative assessment to determine if it is more likely than not that a reporting unit is impaired. The qualitative test is used as a screening to help determine if it is necessary to perform the quantitative test. If there are indicators that the fair value is less than the carrying amount of any reporting unit, management performs a quantitative assessment where management allocates the fair value of the reporting units to the assets and liabilities with the unallocated fair value representing an implied fair value of goodwill which is then compared to the carrying amount of goodwill. The impairment review requires management to make judgments in determining various assumptions with respect to changes in economic conditions, revenues, operating margins, growth rates and discount rates. There was no impairment of goodwill during the year ended December 31, 2024, $11.7 million impairment of goodwill for the year ended December 31, 2023, and no impairment for the year ended December 31, 2022.

Other intangible assets arising from business combinations are initially recognized at fair value at the date of acquisition. Other intangible assets with indefinite useful lives are tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the assets may be impaired. The annual impairment test for indefinite-lived intangible assets may be completed through a qualitative assessment to determine if the fair value of the indefinite-lived intangible assets is more likely than not greater than the carrying amount. The Company may elect to bypass a qualitative assessment, or if a qualitative assessment indicates it is more likely than not that the estimated carrying value exceeds the fair value, the Company will test for impairment using a quantitative process. If the Company determines that impairment of its intangible assets may exist, the amount of impairment loss is measured as the excess of carrying value over fair value. The estimates in the determination of the fair value of indefinite-lived intangible assets include the anticipated future revenues of the Company and the resulting cash flows. For the year ended December 31, 2024 there was no impairment related to intangible assets with indefinite useful lives, $4.2 million for the year ended December 31, 2023, and no impairment for the year ended December 31, 2022.
Reinsurance
In the normal course of business, the Company seeks to reduce losses by reinsuring certain levels of risk in areas of exposure with other insurance enterprises or reinsurers. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. To minimize exposure to losses related to a reinsurer's inability to pay, the financial condition of such reinsurer is evaluated initially upon placement of the reinsurance and periodically thereafter. In addition to considering the financial condition of a reinsurer, the expected credit losses of Reinsurance recoverable is evaluated based upon a number of factors. Such factors include the amounts outstanding, history of losses, ratings of reinsurers, disputes, any collateral or letters of credit held and other relevant factors. The Company had no material credit allowances for Reinsurance recoverable at December 31, 2024 and 2023. Amounts recoverable from reinsurers are estimated in a manner consistent with the liability associated with the reinsured business and consistent with the terms of the underlying contracts. Although reinsurance agreements contractually obligate reinsurers to reimburse the Company for their share of losses, they do not discharge the primary liability of the Company. The Company remains liable for unpaid claims and claims adjustment expenses associated with ceded insured risks if the assuming reinsurers fail to meet their contractual obligations. The costs of the reinsurance are recognized over the life of the contract in a manner consistent with the earning of premiums on the underlying policies subject to the reinsurance contracts.
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
Revenue recognition
Premiums earned, net
Premiums revenue is recognized as income in the period members are entitled to receive services, and is net of estimated uncollectible amounts, retroactive membership adjustments, and any adjustments to recognize rebates under the minimum benefit ratios required under the Patient Protection and Affordable Care Act ("ACA"). Premiums received in advance of the service period are reported within Other liabilities on the Consolidated Balance Sheets and recognized as revenue when earned.
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

Medicare Advantage Part D Revenue
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
Leases
At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement including the use of an identified asset(s) and the Company's control over the use of that identified asset. The Company does not recognize leases with a lease term of one year or less on its Consolidated Balance Sheets. Leases with a term greater than one year are recognized on the balance sheet as right-of-use ("ROU") assets and lease liabilities. The Company has sublease arrangements and recognizes sublease income from leasing excess space. Sublease income is recognized on a straight-line basis over the sublease term. At December 31, 2024 and 2023, the Company did not have any financing leases.
Lease liabilities and their corresponding ROU assets are initially recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the ROU asset may be required for items such as incentives received or initial direct costs. When an option to extend the lease exists, a determination is made whether that option is reasonably certain of exercise based on economic factors present at the measurement date and as circumstances may change. At December 31, 2024 and 2023, the Company did not include optional extension periods in the measurement of its leases as they were not reasonably certain of exercise. The Company monitors its plans to renew its material leases on a quarterly basis.
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

Stock-based compensation
The Company measures and recognizes compensation expense for all stock-based awards, including Options and RSUs granted to employees, directors, and non-employee consultants, under certain equity incentive plans and stock purchase rights granted under the 2020 Employee Stock Purchase Plan ("ESPP") to employees, based on the estimated fair value of the awards on the date of grant. The fair value of each Option and stock purchase right is estimated using the Black-Scholes option-pricing model. The fair value of each RSU is based on the estimated fair value of the Company's common stock on the date of grant.
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
The Company also grants certain awards that have performance-based vesting conditions, including performance restricted stock units that become eligible to vest based on achievement of certain Company or individual performance milestones (“Non-Market PRSUs”) and other performance restricted stock units that become eligible to vest if, prior to the vesting date, the average closing price of one share of the Company's common stock for ninety consecutive days equals or exceeds a specified price ("Market PRSUs"). Stock-based compensation expense for such awards is recognized using an accelerated attribution method from the time it is deemed probable that the vesting condition will be met through the time the service-based vesting condition has been achieved. The grant date fair value of the Market PRSUs is recognized as expense over the vesting period under the accelerated attribution method and is not adjusted in future periods for the success or failure to achieve the specified market condition. The Company has also determined the requisite service period for the Market PRSUs with multiple performance conditions to be the longest of the explicit, implicit, or derived service period. The determination of the grant-date fair value using an option-pricing model is affected by the estimated fair value of the Company's common stock as well as assumptions regarding a number of other complex and subjective variables. These variables include expected stock price volatility over an expected term, actual and projected employee stock option exercise behaviors, the risk-free interest rate for an expected term, and expected dividends. The assumptions used in the option-pricing model represent the Company's best estimates. These estimates involve inherent uncertainties and the application of judgment. If factors change and different assumptions are used, the Company's stock-based compensation expense could be materially different in the future. These assumptions are estimated as follows:
Expected term - For Options considered to be "plain vanilla" options, the Company estimates the expected term based on the simplified method, which is essentially the weighted average of the vesting period and contractual term, as the Company's historical option exercise experience does not provide a reasonable basis upon which to estimate the expected term.
Expected volatility - The Company performs an analysis of the average volatility of a peer group of representative public companies with sufficient trading history over the expected term to develop an expected volatility assumption.
The grant date fair value of the Market PRSUs is recognized as expense over the vesting period under the accelerated attribution method and is not adjusted in future periods for the success or failure to achieve the specified market condition. The grant date fair value of Market PRSUs is determined using a Monte Carlo simulation model that incorporates multiple valuation assumptions, including the probability of achieving the specified market condition, expected volatility and risk-free interest rate. There have been no Market PRSU awards granted during the years ended December 31, 2024 and 2023. The grant date fair value of Non-Market PRSUs is determined based on the closing price of the Company’s class A common stock.
See Note 14 "Employee Benefit Plans" to the consolidated financial statements included in this Form 10-K for a complete description of the accounting for stock-based compensation awards.
Comprehensive loss
Comprehensive loss is a measurement of certain changes within Stockholders' equity that results from transactions and other economic events other than transactions with the stockholders. The cumulative amount of these changes is reported on the Consolidated Balance Sheets.
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

Federal income taxes
The Company recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the consolidated financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. The Company also recognizes the future tax benefits such as net operating and capital loss carryforwards as deferred tax assets. A valuation allowance is provided against these deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Future years' tax expense may be increased or decreased by adjustments to the valuation allowance or to the estimated accrual for income taxes. Deferred tax assets and deferred tax liabilities are further adjusted for changes in the enacted tax rates. At December 31, 2024 and 2023, sufficient doubt existed over the Company's ability to generate sufficient taxable income to realize its deferred income tax assets, and accordingly, the Company provided a full valuation allowance against its deferred tax assets.
The Company records tax benefits when it is more likely than not that the tax return position taken with respect to a particular transaction will be sustained. A liability for an uncertain tax position, if recorded, is not considered resolved until the statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired, or the tax position is ultimately settled through examination, negotiation, or litigation. The Company did not have any material uncertain tax positions during the years ended December 31, 2024 and 2023. The Company classifies interest and penalties associated with uncertain tax positions in its provision for income taxes. The Company did not incur or record any interest and penalties related to uncertain tax positions at or during the years ended December 31, 2024 and 2023.
General and administrative expenses
General and administrative expenses include professional service fees, outside legal, tax and accounting service fees, insurance, software application and system expenses, advertising and marketing, lease and occupancy costs and other overhead costs. General and administrative expenses also include claim adjudication and processing costs.
Net earnings (loss) per share
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
Recent accounting pronouncements
Recently adopted accounting pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update aim to improve reportable segment disclosures by requiring enhanced disclosures around significant segment expenses that are regularly provided to the chief operating decision maker. Additionally, ASU 2023-07 requires that all existing annual disclosures about segment profit or loss must be provided on an interim basis and clarifies that single reportable segment entities are subject to the disclosure requirement under Topic 280 in its entirety. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years beginning after December 15, 2024. A public entity should apply ASU 2023-07 retrospectively to all prior periods presented in the consolidated financial statements. Early adoption is permitted. The Company adopted this standard during the year ended December 31, 2024. The adoption did not have an overall material impact on the Company's consolidated financial statements. See Note 18 "Operating Segments" in the accompanying notes to the consolidated financial statements for further detail.

Accounting pronouncements effective in future periods
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update aim to provide more transparency regarding tax disclosures mainly related to the rate reconciliation and income taxes paid information. The Company is currently evaluating the impact of ASU 2023-09 on its consolidated financial statements and related disclosures. ASU 2023-09 will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively, early adoption is permitted.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update would require a public entity to disclose information about purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. ASU 2024-03 allows for early adoption and requires either prospective adoption to consolidated financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the consolidated financial statements. The Company is currently evaluating the impact of ASU 2024-03 on its consolidated financial statements and related disclosures.
3. Investment Securities
The following tables present amortized cost and fair values of investments at December 31, 2024 and December 31, 2023, respectively:

December 31, 2024	Amortized cost	Accumulated unrealized gains	Accumulated unrealized losses	Fair value
	(in thousands)
Investment securities, held-to-maturity
U.S. government and government agencies and authorities	$14,358	$—	$(430)	$13,928
Investment securities, available-for-sale
U.S. government and government agencies and authorities	139,597	212	(1,548)	138,261
Corporate debt securities	88,753	196	(447)	88,502
Other	1,950	3	—	1,953
Total held-to-maturity and available-for-sale investment securities	$244,658	$411	$(2,425)	$242,644

December 31, 2023	Amortized cost	Accumulated unrealized gains	Accumulated unrealized losses	Fair value
	(in thousands)
Investment securities, held-to-maturity
U.S. government and government agencies and authorities	$7,695	$—	$(225)	$7,470
Investment securities, available-for-sale
U.S. government and government agencies and authorities	126,071	713	(3,070)	123,714
Corporate debt	95,354	165	(176)	95,343
Other	1,855	—	(2)	1,853
Total held-to-maturity and available-for-sale investment securities	$230,975	$878	$(3,473)	$228,380

The following table presents the amortized cost and fair value of debt securities at December 31, 2024, by contractual maturity:

December 31, 2024	Held-to-maturity		Available-for-sale
	Amortized cost	Fair value	Amortized cost	Fair value
	(in thousands)
Due within one year	$15	$15	$27,153	$26,997
Due after one year through five years	14,232	13,827	203,147	201,719
Due after five years through ten years	—	—	—	—
Due after ten years	111	86	—	—
Total	$14,358	$13,928	$230,300	$228,716
For the years ended December 31, 2024, 2023, and 2022 respectively, net investment income, which is included within Other income within the Consolidated Statements of Operations and Comprehensive Loss, was derived from the following sources:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Cash and cash equivalents	$13,311	$9,063	$3,619
Short-term investments	855	1,812	1,797
Investment securities	8,588	7,499	2,127
Investment income, net	$22,754	$18,374	$7,543
Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at December 31, 2024, and December 31, 2023, respectively:

December 31, 2024	Less than 12 months		Greater than 12 months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands, except number of positions)
U.S. government and government agencies and authorities	$78,065	$(850)	$39,542	$(1,128)	$117,607	$(1,978)
Corporate debt securities	53,009	(447)	—	—	53,009	(447)
Total	$131,074	$(1,297)	$39,542	$(1,128)	$170,616	$(2,425)
Number of positions	65		15		80

December 31, 2023	Less than 12 months		Greater than 12 months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands, except number of positions)
U.S. government and government agencies and authorities	$12,584	$(32)	$61,628	$(3,259)	$74,212	$(3,291)
Corporate debt securities	61,007	(175)	5,017	(7)	66,024	(182)
Total	$73,591	$(207)	$66,645	$(3,266)	$140,236	$(3,473)
Number of positions	69		27		96

The Company did not record any credit allowances for debt securities that were in an unrealized loss position at December 31, 2024 and December 31, 2023.
At December 31, 2024, all securities were investment grade, with credit ratings of BBB or higher by S&P Global or as determined by other credit rating agencies within the Company's investment policy. Unrealized losses on investment grade securities are principally related to changes in interest rates or changes in issuer or sector related credit spreads since the securities were acquired. The gross unrealized investment gains at December 31, 2024 were assessed, based on, among other things:
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
Proceeds from sales and maturities of investment securities, inclusive of Short-term investments, and related gross realized gains (losses) which are included within Other income within the Consolidated Statements of Operations and Comprehensive Loss, were as follows for the year ended December 31, 2024, 2023, and 2022 respectively:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Proceeds from sales of investment securities	$83,673	$60,436	$13,348
Proceeds from maturities of investment securities	119,689	255,728	472,098

Gross realized gains	480	39	7
Gross realized losses	—	(19)	(274)
Net realized gains (losses)	$480	$20	$(267)
At December 31, 2024 and 2023, the Company had $14.7 million, in deposits with various states and regulatory bodies that are included as part of the Company's cash, cash equivalents, and investment balances.
4. Fair Value Measurements
The following tables present a summary of fair value measurements for financial instruments at December 31, 2024 and 2023, respectively:

December 31, 2024	Level 1	Level 2	Level 3	Total fair value
	(in thousands)
U.S. government and government agencies	$—	$138,261	$—	$138,261
Corporate debt securities	—	88,502	—	88,502
Other	—	1,953	—	1,953
Warrants receivable	—	—	764	764
Total assets at fair value	$—	$228,716	$764	$229,480

December 31, 2023	Level 1	Level 2	Level 3	Total fair value
	(in thousands)
U.S. government and government agencies	$—	$123,714	$—	$123,714
Corporate debt securities	—	95,343	—	95,343
Other	1,853	—	—	1,853
Warrants receivable	—	—	814	814
Total assets at fair value	$1,853	$219,057	$814	$221,724

The changes in balances of Clover's Level 3 financial assets and liabilities during the years ended December 31, 2024 and 2023, and 2022 were as follows:

Warrants receivable
(in thousands)
Balance, December 31, 2022	$900
Total unrealized losses	86
Balance, December 31, 2023	814
Total unrealized losses	50
Balance, December 31, 2024	$764
On November 14, 2022, the Company recognized contingent consideration of $3.0 million, for which the carrying value is approximately the same as the fair value, and was included as part of the consideration transferred for the 2022 Business Combination. This contingent consideration was reduced to zero by December 31, 2024 as a result of final payments related to the 2022 Business Combination.
There were no transfers in or out of Level 3 financial assets or liabilities for the years ended December 31, 2024 or December 31, 2023.
Private Warrants
At December 31, 2023, the Company had exercisable private warrants which were embedded in several agreements as derivatives. These private warrants were accounted for as assets in accordance with ASC 815-40 and are presented within Other assets, non-current on the Consolidated Balance Sheets. The warrant assets are measured at fair value at inception and on a recurring basis until redeemed, with changes in fair value presented within Change in fair value of warrants within the Consolidated Statements of Operations and Comprehensive Loss. These private warrants were classified within Level 3 due to the subjectivity and use of estimates in the calculation of their fair value. These warrants at initial measurement date, December 31, 2023, were assessed to have a fair value of $0.8 million, with no other activity for the year ended December 31, 2023. The Company reassesses the fair values of the warrants based on updated estimates and for the year ended December 31, 2024, the Company recognized $0.1 million of unrealized losses.
5. Healthcare Receivables
Healthcare receivables include pharmaceutical rebates that are accrued as they are earned and estimated based on contracted rebate rates, eligible amounts submitted to the manufacturers by the Company's pharmacy manager, pharmacy utilization volume, and historical collection patterns. Also included in Healthcare receivables are Medicare Part D settlement receivables, member premium receivables, and other CMS receivables. The Company reported $51.5 million and $64.2 million within Healthcare receivables at December 31, 2024 and December 31, 2023, respectively.
6. Related Party Transactions
Related party agreements
The Company has various contracts with IJKG Opco LLC (d/b/a CarePoint Health - Bayonne Medical Center), Hudson Hospital Opco, LLC (d/b/a CarePoint Health - Christ Hospital) and Hoboken University Medical Center Opco LLC (d/b/a CarePoint Health - Hoboken University Medical Center), which collectively do business as the CarePoint Health System ("CarePoint Health"), for the provision of inpatient and hospital-based outpatient services. CarePoint Health was ultimately held and controlled by Vivek Garipalli, the Company's Executive Chairman and a significant stockholder of the Company. In May 2022, Mr. Garipalli and his family completed a donation of their interest in CarePoint Health to a non-profit organization called CarePoint Health Systems, Inc. ("the CarePoint Nonprofit"). In September 2024, Sequoia Healthcare Services, LLC, an entity that Mr. Garipalli has an indirect interest in, transferred certain subsidiaries that provided services to CarePoint Health to the CarePoint Nonprofit. Following such transfer, neither Mr. Garipalli nor any entity he has an interest in currently provide any management services to CarePoint Health. However, Mr. Garipalli and certain affiliates of Mr. Garipalli are owed certain money from CarePoint Health for prior obligations. Expenses and fees incurred related to Clover's contracts with CarePoint Health, recorded in Net medical claims incurred, in the Consolidated Statements of Operations and Comprehensive Loss, were $7.0 million, $13.0 million, and $12.6 million for the years ended December 31, 2024, 2023, and 2022 respectively. Additionally, $1.0 million and $1.4 million were payable to CarePoint Health at December 31, 2024 and December 31, 2023, respectively.

The Company has a contract with Medical Records Exchange, LLC (formerly known as "ChartFast," now d/b/a Credo) pursuant to which the Company receives administrative services related to medical records retrieval via Credo's electronic applications and web portal platform. Expenses and fees incurred related to this agreement were $0.7 million, $0.8 million, and $0.3 million for the years ended December 31, 2024, 2023, and 2022 respectively. Vivek Garipalli, the Company's Executive Chairman and significant stockholder of the Company, is an indirect owner of Medical Records Exchange, LLC.
Since July 2, 2021, the Company has contracted with Thyme Care, Inc. ("Thyme Care"), an oncology care management company, through which Thyme Care was engaged to provide cancer care management services to the Company's Insurance members in New Jersey and develop a provider network to help ensure member access to high-value oncology care. The Company and Thyme Care have amended the terms of the engagement, effective April 1, 2023, to include additional clinical services available to Clover members as well as the value based payment terms. The Company entered into an agreement with Thyme Care effective September 23, 2020 where the Company purchased 1,773,049 shares (less than five percent (5%) of its class A common stock). The fair value of these shares is $1.8 million at December 31, 2024, and is recognized within Other assets, non-current, on the Consolidated Balance Sheet. In accordance with ASC 321, any changes in fair value associated with these shares are recognized within the Consolidated Statements of Operations and Comprehensive Loss. Mr. Garipalli is a member of the board of directors of Thyme Care and holds an equity interest of less than five percent (5%) of that entity. Expenses and fees incurred related to this agreement were $4.1 million and $2.3 million for the years ended December 31, 2024 and 2023, respectively. Additionally, $3.3 million and $0.2 million were payable to Thyme Care at December 31, 2024, and December 31, 2023, respectively.
7. Property and Equipment, Net
Property and equipment, net consisted of the following:

	Year ended December 31,
	2024	2023
	(in thousands)
Capitalized software	$8,038	$6,482
Leasehold improvements	3,035	3,035
Office furniture and fixtures	35	35
Equipment	113	113
Property and equipment, gross	11,221	9,665
Less: accumulated depreciation and amortization	(5,914)	(4,583)
Property and equipment, net	$5,307	$5,082
Depreciation expense recorded by the Company was approximately $0.2 million, $0.4 million, and $0.4 million for the years ended December 31, 2024, 2023, and 2022, respectively. Amortization expense recorded by the Company was approximately $1.2 million, $1.0 million, and $0.8 million for the years ended December 31, 2024, 2023, and 2022, respectively.
8. Other Intangibles
Other intangible assets
Other intangible assets arising from business combinations are initially recognized at fair value at the date of acquisition. Other intangible assets with indefinite useful lives are tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the assets may be impaired. The annual impairment test for indefinite-lived intangible assets may be completed through a qualitative assessment to determine if the fair value of the indefinite-lived intangible assets is more likely than not greater than the carrying amount. The Company may elect to bypass a qualitative assessment, or if a qualitative assessment indicates it is more likely than not that the estimated carrying value exceeds the fair value, the Company will test for impairment using a quantitative process. If the Company determines that impairment of its intangible assets may exist, the amount of impairment loss is measured as the excess of carrying value over fair value. The estimates in the determination of the fair value of indefinite-lived intangible assets include the anticipated future revenues of the Company and the resulting cash flows. At December 31, 2024 and 2023, there were no circumstances that indicate that the carrying amount of intangible assets deemed to have an indefinite useful life may not be recoverable.

The following table presents details of the Company's other intangible assets at December 31, 2024 and 2023, respectively:

		2024			2023
	Weighted Average life	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Impairment	Net Carrying Amount
		(in thousands)
Other intangible assets:
Licenses	Indefinite	2,990	—	2,990	2,990	—	—	2,990
The Company does not estimate any amortization expense in the five succeeding fiscal years.
9. Unpaid Claims
Activity within the liability for Unpaid claims, including claims adjustment expenses, for the years ended December 31, 2024 and 2023, respectively, is summarized as follows:

	Year ended December 31,
	2024	2023
	(in thousands)
Gross and net balance, beginning of period	$137,100	$137,395
Incurred related to:
Current year	1,016,131	996,158
Prior years	(30,539)	(9,000)
Total incurred	985,592	987,158
Paid related to:
Current year	869,574	865,930
Prior years	96,722	121,523
Total paid	966,296	987,453
Gross and net balance, end of period	$156,396	$137,100
The Company uses two methods of standard actuarial techniques to establish unpaid claims reserves. Management estimates are supported by the Company's actuarial analysis. The Company utilizes an internal actuarial team to review the adequacy of unpaid claim and unpaid claim adjustment expense. The estimation of claim costs is inherently difficult and requires significant judgment. The estimation has considerable inherent variability and can fluctuate significantly depending upon several factors, including medical cost trends and claim payment patterns, general economic conditions, and regulatory changes. The time value of money is not taken into account for the purposes of calculating the liability for unpaid claims. Management believes that the current reserves are adequate based on currently available information.
Unpaid Claims for Insurance Operations
Unpaid claims for Insurance operations were $156.4 million at December 31, 2024. During the year ended December 31, 2024, $96.7 million was paid for incurred claims attributable to insured events of prior years. A favorable development of $30.5 million was recognized during the year ended December 31, 2024, resulting from the Company's actual experience with claims developing differently as compared to the Company's estimates at December 31, 2023. A favorable development of $9.0 million was recognized during the year ended December 31, 2023, resulting from the Company's actual experience with claims developing differently as compared to the Company's estimates at December 31, 2022. Original estimates are increased or decreased, as additional information becomes known regarding individual claims. The ratio of current year medical claims paid as a percentage of current year Net medical claims incurred was 85.6% for the year ended December 31, 2024, and 86.9% for the year ended December 31, 2023. This ratio serves as an indicator of claims processing speed, indicating that claims were processed at a slower rate during the year ended December 31, 2024, than during the year ended December 31, 2023.

The following tables provide information regarding incurred and paid claims development for medical claims, as well as cumulative claim frequency and the total of incurred but not reported liabilities at December 31, 2024, respectively:

	Cumulative incurred claims for the year ended December 31,
Incurred year	2022*	2023*	2024	Total IBNR	Number of reported claims
	(in thousands)				(in ones)
2022 and prior	$2,822,738	$2,548,952	$2,540,609	$4,140	9,725,856
2023	—	996,158	973,962	5,699	3,225,433
2024	—	—	1,016,131	146,557	2,866,942
Total	$2,822,738	$3,545,110	$4,530,702	$156,396	15,818,231

	Cumulative net paid claims through December 31,
Incurred year	2022*	2023*	2024
	(in thousands)
2022 and prior	$2,680,476	$2,542,080	$2,536,469
2023	—	865,930	968,263
2024	—	—	869,574
Total	$2,680,476	$3,408,010	$4,374,306
*Unaudited supplemental information
The reconciliation of net incurred and paid claims development tables to unpaid claims and claims adjustment expenses for medical claims on the Consolidated Balance Sheets is as follows:

December 31, 2024
(in thousands)
Cumulative incurred claims, net	$4,530,702
Less: cumulative paid claims, net	4,374,306
Net unpaid claims, including claims adjustment expenses	$156,396

10. Reinsurance
Medicare Advantage Reinsurance Agreement
On January 1, 2021, the Company renewed a specific excess loss reinsurance agreement to reinsure its MA plan liabilities in excess of approximately $0.4 million, $0.4 million, and $0.6 million per covered person per agreement terms for the years ended December 31, 2024, 2023, and 2022, respectively.
The effects of the reinsurance agreements on the accompanying consolidated financial statements for the years ended December 31, 2024, 2023, and 2022, respectively, are as follows:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Premiums earned, gross	$1,345,280	$1,236,213	$1,085,339
Premiums earned, ceded	(399)	(444)	(470)
Net premiums earned	$1,344,881	$1,235,769	$1,084,869

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Claims incurred, gross	$988,208	$987,654	$985,197
Claims incurred, ceded	(2,616)	(496)	(1,166)
Net claims incurred	$985,592	$987,158	$984,031
Reinsurance recoverable for the MA plan at December 31, 2024 and 2023, respectively, were comprised of the following:

	Year ended December 31,
	2024	2023
	(in thousands)
Reinsurance recoverable on paid claims, gross and net	$404	$46
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
Approximately $5.1 million of life insurance reserves at both December 31, 2024 and 2023, respectively, related to life insurance policies originally issued by Ullico are 100% coinsured with Southern Financial Life Insurance Company (SFLIC), a Louisiana domestic company, in full transfer of risk related to these policies. The life reserves are computed principally in accordance with Net Level Premium Method using mortality and persistency assumptions based upon the Company's experience and industry data. Interest rate assumptions used in establishing such reserves range from less than 1.0% to 4.5%. Under the arrangement, SFLIC is required to hold in trust an amount that covers all of the outstanding liabilities as of the reporting date.
Approximately $0.8 million and $0.9 million of annuity reserves at both December 31, 2024 and 2023, respectively, related to annuity contracts originally issued by Ullico, are 100% ceded to Sagicor Life Insurance Company, a Texas domestic company, in full transfer of risk related to these contracts. The annuity reserves are computed principally using assumptions based on the Company's experience and industry data. Interest rate assumptions used in establishing such reserves from less than 1.0%. Ceded life insurance and annuity reserves are included within other assets and gross life insurance and annuity reserves are included within other liabilities on the Consolidated Balance Sheets, respectively.
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

11. Leases
Operating Leases
The Company leases office space in New Jersey, Georgia, and Hong Kong under non-cancelable operating leases. At December 31, 2024, the remaining terms of the operating leases were between one month and 39 months, and certain lease agreements contain provisions for future rent increases. For each lease, the Company recorded a right-of-use ("ROU") asset and lease liability at the earlier of the ASC 842 effective date or lease commencement date. The Company utilizes the straight-line method of recognizing lease expense. However, the Company is required to pay certain variable executory costs including common area maintenance, real estate taxes, and insurance that are expensed as incurred. These variable costs are excluded from the measurement of leases. Certain of the Company's leases include options to renew, with renewal terms that can extend the lease term. The exercise of lease renewal options is at the Company's sole discretion. The ability to terminate a lease is determined by the applicable lease terms and conditions. The Company is not reasonably certain that it will exercise the renewal or termination options. Therefore, these options are not recognized as part of the ROU asset and lease liability. The Company recognizes ROU assets within Other assets, non-current and lease liabilities within Other liabilities, current, and Other liabilities, non-current in the Consolidated Balance Sheets.
The Company subleases certain of its leases to third parties for which it receives rental income to manage occupancy costs. These subleases are classified as operating leases.
Summary of Lease Costs Recognized Under ASC 842:
The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company's operating leases for the years ended December 31, 2024, 2023, and 2022, respectively:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Operating lease cost	$1,295	$1,346	$2,651
Variable lease cost	51	51	56
Sublease income	(775)	(256)	(1,124)
Total lease cost	$571	$1,141	$1,583

Other information
Cash paid for amounts included in the measurement of lease liabilities	$1,567	$1,907	$3,340
Weighted-average remaining lease term	3.3 years	4.5 years	5.2 years
Weighted-average discount rate	10.64%	10.31%	10.65%
The following table summarizes the Company's future lease payments for non-cancelable operating lease liabilities at December 31, 2024:

(in thousands)
2025	$1,260
2026	1,155
2027	1,190
2028	303
Total lease payments	3,908
Less: imputed interest	(581)
Total	$3,327

12. Variable Interest Entity and Equity Method of Accounting
On February 4, 2022, Character Biosciences, Inc. (f/k/a Clover Therapeutics Company) ("Character Biosciences"), an affiliate of the Company, completed a private capital transaction in which it raised $17.9 million from the issuance of 16,210,602 shares of its preferred stock. Upon completion of the transaction, the Company owned approximately 25.46% of Character Biosciences. As a result, the Company reassessed its interest in Character Biosciences and determined that while Character Biosciences is a VIE, the Company is not considered the primary beneficiary of the VIE because it does not have the power, through voting or similar rights and the license agreements, to direct the activities of Character Biosciences that most significantly impact Character Biosciences' economic performance. On January 23, 2023, Character Biosciences, completed a second private capital transaction in which it raised additional capital from the issuance of additional shares of its preferred stock. Upon completion of this transaction, the Company's ownership percentage in Character Biosciences decreased to 23.92%.
The Company determined that it does have a significant influence over Character Biosciences and, therefore, it began accounting for its common stock investment in Character Biosciences using the equity method on February 4, 2022. The Company derecognized all of Character Biosciences' assets and liabilities from its balance sheet and its noncontrolling interest related to Character Biosciences, and recognized the retained common stock and preferred stock equity interests at fair values of $3.7 million and $4.9 million, respectively, which are included in Equity method investment and Other assets, non-current on the Consolidated Balance Sheets. For the year ended December 31, 2022, the Company recognized a gain on investment of $9.2 million which is included within Loss (gain) on investment on the Consolidated Statements of Operations and Comprehensive Loss.
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
In accordance with ASC 323, the Company recognized the proportionate share of Character Bioscience's net loss up to the investment carrying amount. As a result, the Company recognized a shared loss of $0.5 million for the year ended December 31, 2024.
13. Commitments and Contingencies
Legal Actions
Various lawsuits against the Company may arise in the ordinary course of the Company's business. Contingent liabilities arising from ordinary course litigation, income taxes and other matters are not expected to be material in relation to the financial position of the Company. At December 31, 2024, and December 31, 2023, respectively, there were no material known contingent liabilities arising outside the normal course of business other than as set forth below. In accordance with ASC No. 450-20, Loss Contingencies, we will record accruals for loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.
Securities Class Actions, Derivative Litigation and Investigations
Beginning in February 2021, the Company received subpoenas from the SEC related to certain disclosures and aspects of our business as well as certain matters described in an article issued on February 4, 2021, by Hindenburg Research LLC (the "Hindenburg Article"). The Company cooperated with the SEC's investigation (the "Investigation"). The Hindenburg Article, which discussed, among other things, an inquiry by the U.S. Attorney's Office for the Eastern District of Pennsylvania relating to, among other things, certain of the Company’s arrangements with providers participating in its network and programs, and Clover Assistant, was the subject of the Company’s Current Report on Form 8-K dated February 5, 2021. As previously disclosed on the Company's Current Report on Form 8-K filed on September 30, 2024, by letter dated September 26, 2024 (the “Notice”), the Staff of the SEC Division of Enforcement notified the Company that the SEC had concluded the Investigation, and based on the information that the SEC had as of the date of the Notice, the Staff did not intend to recommend an enforcement action by the SEC against the Company relating to the Investigation.

In February 2021, the Company and certain of its directors and officers were named as defendants in putative class actions filed in the United States District Court for the Middle District of Tennessee: Bond v. Clover Health Investments, Corp. et al., Case No. 3:21-cv-00096 (M.D. Tenn.); Kaul v. Clover Health Investments, Corp. et al., Case No. 3:21-cv-00101 (M.D. Tenn.); Yaniv v. Clover Health Investments, Corp. et al., Case No. 3:21-cv-00109 (M.D. Tenn.); and Tremblay v. Clover Health Investments, Corp. et al., Case No. 3:21-cv-00138 (M.D. Tenn.). The complaints asserted violations of sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act. The Kaul action asserted additional claims under sections 11 and 15 of the Securities Act. The complaints generally related to allegations published in the Hindenburg Article. In April 2021, the Middle District of Tennessee class actions were consolidated under Bond v. Clover Health Investments, Corp. et al., Case No. 3:21-cv-00096 (M.D. Tenn.) as the lead case. On April 21, 2023, the parties to the securities class action entered into a memorandum of understanding providing for the settlement of the action. The Court approved the settlement and dismissed the action with prejudice on October 3, 2023. Under the settlement, the class received $22 million dollars (less an award of fees and expenses to the plaintiffs’ counsel), and the defendants (including the Company) received customary releases. The Company used $19.5 million in insurance proceeds to fund the settlement. The Company previously filed a lawsuit in Delaware state court against certain of its insurers for full payment of its liabilities related to this securities litigation. The Company intends to oppose any efforts by the carrier defendants to recoup insurance proceeds that they have advanced to date.
Various shareholder derivative actions parallel to the securities class action were also filed, naming Clover as a nominal defendant. The first action was filed in the United States District Court for the District of Delaware and was captioned Furman v. Garipalli, et al., Case No. 1:21-cv-00191 (D. Del.). The second and third actions were filed in the United States District Court for the Middle District of Tennessee and were captioned Sun v. Garipalli, et al., Case No. 3:21-cv-00311 (M.D. Tenn.), and Luthra v. Garipalli, et al., Case No. 3:21-cv-00320 (M.D. Tenn.). The fourth action was filed in the United States District of Delaware and was captioned Wiegand v. Garipalli, et al., Case No. 1:21-cv-01053 (D. Del.). The fifth action was filed in the Supreme Court of the State of New York and was captioned Sankaranarayanan v. Palihapitiya, et al., Index No. 655420/2021 (N.Y. Sup. Ct., N.Y. Cnty.). The sixth action was filed in the Delaware Court of Chancery and was captioned Davies v. Garipalli, et al., No. 2021-1016-SG (Del. Ch.). The seventh action was filed in the Supreme Court of the State of New York and was captioned Uvaydov v. Palihapitiya, et al., Index No. 656978/2021 (N.Y Sup. Ct., N.Y. Cnty.). On June 21, 2023, the plaintiffs in the derivative lawsuits, on the one hand, and the Company, on the other hand, entered into a binding memorandum of understanding providing for the settlement of the derivative actions. On February 5, 2024, the parties executed a stipulation of settlement which, subject to final court approval, would provide the defendants in the derivative lawsuits with customary releases and will require the Company to implement a suite of corporate governance enhancements. On July 11, 2024, the United States District Court for the Middle District of Tennessee entered a final judgment approving the settlement. The settlement did not involve any monetary payment, other than payment of an award of fees and expenses to plaintiffs’ counsel in the amount of $2,500,000.
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
14. Employee Benefit Plans
Employee Retirement Savings Plan
The Company has a defined contribution retirement savings plan (the "401(k) Plan") covering eligible employees, which includes safe harbor matching contributions based on the amount of employees' contributions to the 401(k) Plan. The Company contributes to the 401(k) Plan annually 100.0% of the first 4.0% compensation that is contributed by the employee up to 4.0% of eligible annual compensation after one year of service. The Company's matching service contributions to the 401(k) Plan amounted to approximately $2.0 million, $1.8 million, and $1.6 million for the years ended December 31, 2024, 2023, and 2022, respectively, and are included within Salaries and benefits on the Consolidated Statements of Operations and Comprehensive Loss. The Company's cash match is invested pursuant to the participant's contribution direction. Employer matching contributions are immediately 100.0% vested.

Stock-based Compensation
The Company's 2020 Equity Incentive Plan (the "2020 Plan") provides for grants of restricted stocks units ("RSUs"), performance-based restricted stock units ("PRSUs") and stock options to acquire shares of the Company's common stock, to employees, directors, officers, and non-employee consultants of the Company and its affiliates, and the Company's 2020 Management Incentive Plan (the "2020 MIP") provides for grants of RSUs and PRSUs to the Company's Executive Chair and CEO. During the year ended December 31, 2021, the Company approved the 2020 Plan and the 2020 MIP, and the Company's 2014 Equity Incentive Plan (the "2014 Plan") was terminated. When the 2014 Plan was terminated, the outstanding awards previously granted thereunder were assumed by the Company, and no new awards are available for grant under the 2014 Plan. On March 9, 2022, the Board adopted the Company's 2022 Inducement Award Plan (the "Inducement Plan" and, collectively with the 2020 Plan, the 2020 MIP, and the 2014 Plan, the "Plans") without stockholder approval in accordance with NASDAQ's Listing Rules. Under the Inducement Plan, the Company may grant non-qualified stock options, RSUs, stock appreciation rights, and other stock or cash-based awards to an employee in connection with his or her commencement of employment, or following a bona fide period of non-employment, with the Company or an affiliate.
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
The maximum number of shares of the Company's common stock reserved for issuance over the term of the Plans, shares outstanding under the Plans, and shares remaining under the Plans at December 31, 2024 were as follows:

December 31, 2024	Shares Authorized Under Plans	Shares Outstanding Under Plans	Shares Remaining Under Plans
2014 Plan	54,402,264	34,212,856	N/A
2020 Plan	86,604,581	45,441,553	9,691,154
2020 MIP	33,426,983	23,398,889	—
Inducement Plan	11,000,000	6,099,807	—
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

The Company recorded stock-based compensation expense for stock options, RSUs, and PRSUs granted under the Plans, and discounts offered in connection with the Company's 2020 Employee Stock Purchase Plan ("ESPP") of $114.3 million, $140.9 million, and $164.3 million during the years ended December 31, 2024, 2023, and 2022 respectively, and such expenses are presented within Salaries and benefits in the accompanying Consolidated Statements of Operations and Comprehensive Loss.
Compensation cost presented within Salaries and benefits within the accompanying Consolidated Statements of Operations and Comprehensive Loss were as follows:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Stock options	$1,853	$3,335	$3,445
RSUs	85,812	83,790	75,312
PRSUs	26,145	53,611	85,270
ESPP	521	195	278
Total compensation cost recognized for stock-based compensation plans	$114,331	$140,931	$164,305
At December 31, 2024, there was approximately $402.2 million of unrecognized stock-based compensation expense related to unvested stock options, unvested RSUs, unvested PRSUs, and the ESPP.
Stock Options
The Company did not grant stock options during fiscal years 2024 and 2023.
A summary of option activity under the 2020 Plan during the year ended December 31, 2024, was as follows:

	Number of stock options	Weighted-average exercise price
Outstanding, January 1, 2024	952,900	$8.88
Granted	—	—
Exercised	—	—
Forfeited	(148,773)	8.87
Outstanding, December 31, 2024	804,127	$8.87
A summary of stock option activity under the 2014 Plan during the year ended December 31, 2024, was as follows:

	Number of stock options	Weighted-average exercise price
Outstanding, January 1, 2024	24,041,753	$1.45
Granted	—	—
Exercised	(451,162)	1.57
Forfeited	(124,925)	3.46
Outstanding, December 31, 2024	23,465,666	$2.73
At December 31, 2024, outstanding stock options, substantially all of which are expected to vest, had an aggregate value of $22.1 million, and a weighted-average remaining contractual term of 4.45 years. At December 31, 2024, there were 24,042,790 stock options exercisable under the Plans, with an aggregate intrinsic value of $22.1 million, a weighted-average exercise price of $2.91 per share, and a weighted-average remaining contractual term of 4.45 years. The total value of stock options exercised during the years ended December 31, 2024, 2023, and 2022 was $0.9 million, $0.1 million, and $11.3 million respectively. Cash received from stock option exercises during the years ended December 31, 2024, 2023, and 2022 was $0.5 million, less than $0.1 million, and $1.0 million respectively.

Restricted Stock Units
A summary of total RSU activity for the year ended December 31, 2024 is presented below:

	Number of RSUs	Weighted-average grant date fair value per share
Outstanding, January 1, 2024	56,928,405	$4.28
Granted	28,957,647	2.13
Released	(21,848,638)	3.90
Forfeited	(8,305,827)	1.89
Outstanding, December 31, 2024	55,731,587	$3.67
Performance Restricted Stock Units
The Company has granted PRSUs to certain executives and key employees, which become eligible to vest based on achievement of certain Company or individual performance milestones (“Non-Market PRSUs”) and certain Company stock price targets (“Market PRSUs”), each as determined by the Compensation Committee. Market PRSUs will vest if prior to the vesting date the average closing price of one share of the Company's common stock for 90 consecutive days equals or exceeds a specified price. A significant portion of the total compensation cost recognized for stock-based compensation plans is attributable to Market PRSUs that vest based on pre-established milestones that primarily consist of the volume-weighted average stock closing price ranging from $20 to $30 for 90 consecutive days. The grant date fair value of the Non-Market PRSUs was based on the closing price of the Company’s Class A common stock and recognized as expense over the requisite performance period under the accelerated attribution method and is adjusted in future periods for the success or failure to achieve the specified performance condition. The grant date fair value of the Market PRSUs was determined using a Monte Carlo simulation model that incorporated multiple valuation assumptions, including the probability of achieving the specified market condition. Expense for Market PRSUs is recognized over the derived service period under the accelerated attribution method and is not adjusted in future periods for the success or failure to achieve the specified market condition.
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
At December 31, 2024, the market condition component of these PRSUs has not been met, so the awards have not been earned. This expense represents most of the PRSU expense recognized for the year ended December 31, 2024 related to stock-based compensation plans which is presented within Salaries and benefits in the accompanying Consolidated Statements of Operations and Comprehensive Loss. The Company has also determined the requisite service period for the PRSUs with multiple performance conditions to be the longest of the explicit, implicit, or derived service period for each tranche.

A summary of PRSU activity for the year ended December 31, 2024 is presented below:

	Number of PRSUs	Weighted-average grant date fair value per share
Non-vested, January 1, 2024	32,131,532	$8.36
Granted during 2024	—	—
Adjustment for performance condition achieved	341,459	0.95
Vested	(2,512,870)	1.15
Forfeited	(808,714)	1.51
Non-vested at December 31, 2024	29,151,407	$9.09
At December 31, 2024, there was $11.2 million of unrecognized share-based compensation expense related to PRSUs.
2020 Employee Stock Purchase Plan
On January 6, 2021, the Board adopted and the Company's stockholders approved the ESPP, which permits eligible employees and service providers of either the Company or designated related companies and affiliates to contribute up to 15% of their eligible compensation during defined offering periods to purchase shares of the Company’s Class A common stock at a 15% discount from the fair market value of the common stock as determined on specific dates at specific intervals. Subject to adjustments provided in the ESPP that are discussed below, the maximum number of shares of common stock that may be purchased under the ESPP is 14,163,863 shares, and the maximum number of shares that may be purchased on any single purchase date by any one participant is 5,000 shares. At December 31, 2024, 12,627,465 shares of Class A common stock were available for issuance under the ESPP.
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
The assumptions that the Company used in the Black-Scholes option-pricing model to determine the fair value of the purchase rights under the ESPP for the years ended December 31, 2024, 2023, and 2022 are as follows:

Year ended	2024	2023	2022
Weighted-average risk-free interest rate	4.5%	5.4%	467.0%
Expected term (in years)	0.49	0.50	0.49
Expected volatility	94.9%	82.3%	78.4%
15. Restructuring costs
On April 17, 2023, the Company announced it would implement certain business transformation initiatives, including an agreement to move its core MA operational platform to UST HealthProof’s (“UST HealthProof”) and additional corporate restructuring actions. The agreement with UST HealthProof includes the transition of certain of the Company’s plan operation functions in support of its Medicare Advantage members pursuant to a master services agreement. In addition to the arrangement with UST HealthProof, in April 2023 the Company conducted a reduction in force to better align its Selling, General, and Administrative cost structure with its revenue base. This restructuring resulted in the elimination of approximately 10% of the Company's workforce. The Company incurred costs related to these business transformation initiatives, which consisted of employee termination benefits, vendor related costs, and other costs, which are accounted for as exit and disposal costs and recorded pursuant to ASC 420, Exit or Disposal Cost Obligations. For those costs determined to be one-time termination benefits the Company established a liability for the restructuring related expenses when the plan was established, the remaining costs were expensed as incurred.

The Restructuring costs are presented in the Company's Consolidated Statements of Operations and Comprehensive Loss, which were as follows:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Employee termination (recoveries) benefits	$(547)	$4,795	$—
Vendor related costs	822	4,939	—
Other	13	87	—
Total restructuring costs	$288	$9,821	$—
UST HealthProof Transition
As of December 31, 2024, the liability for employee termination benefits was recorded in Accrued salaries and benefits and the liability for vendor related costs and other expenses were recorded in Accounts payable and accrued expenses in the Consolidated Balance Sheets. The liability recorded reflects the Company's best estimate, which may be revised in subsequent periods as the restructuring progresses. The restructuring costs are recorded within the Corporate/Other operating segment. In addition, the Company incurred costs related to software impairment. These costs are recognized in Depreciation and amortization in the Consolidated Statements of Operations and Comprehensive Loss, and totaled less than $0.1 million for the year ended December 31, 2024 and $0.1 million for the year ended December 31, 2023.

	Employee Termination Benefits	Vendor related costs	Other	Total
	(in thousands)
Liability as of December 31, 2023	$1,781	$3,390	$—	$5,171
(Recoveries) charges	(547)	822	13	288
Cash payments	(1,234)	(1,457)	(13)	(2,704)
Liability as of December 31, 2024	$—	$2,755	$—	$2,755
Total cumulative costs incurred as of December 31, 2024	$4,248	$5,761	$100	$10,109
16. Income Taxes
The provision for income taxes consisted of the following for the years ended December 31, 2024, 2023, and 2022, respectively:

Year ended December 31,
	2024	2023	2022
(in thousands)
Current provision	$—	$—	$—
Deferred expense	—	—	—
Provision for income taxes	$—	$—	$—

The provision for income taxes was different from the amount computed using the federal statutory rate of 21% for the years ended December 31, 2024, 2023, and 2022, respectively, due to the following:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Income tax provision at federal statutory rate (21%)	$(9,032)	$(44,806)	$(71,157)
Hong Kong rate differential	(24)	(59)	—
162(m) Limitation	4,297	1,488	—
Warrant expense	10	18	(189)
Meals and entertainment	23	27	21
Stock based compensation	7,495	16,408	7,989
Prior year true-up	(7,637)	(221)	(30,646)
Other, net	965	(231)	317
Valuation allowance	3,903	27,376	93,665
Provision for income taxes	$—	$—	$—
Deferred income tax balances reflect the impact of temporary differences between the tax bases of assets or liabilities and their reported amounts in the consolidated financial statements and are stated at enacted tax rates expected to be in effect when the reported amounts are actually recovered or settled.
Principal components of net deferred tax balances at December 31, 2024 and 2023, respectively, were as follows:

	Year ended December 31,
	2024	2023
	(in thousands)
Deferred income tax assets:
Net operating loss carryforward (NOL)	$319,934	$320,416
Stock based compensation	71,475	66,251
Unpaid claim reserve discounting	475	420
Operating lease liabilities	696	290
Property and equipment, and intangible assets	257	1,590
Accruals	6,060	5,175
Goodwill	3,601	3,601
Other	583	800
Total deferred income tax assets	403,081	398,543
Less: valuation allowance	(400,809)	(396,906)
Total deferred income tax assets, net of valuation allowance	2,272	1,637

Deferred income tax liabilities:
Operating lease right-of-use assets	(484)	(672)
Nontaxable gain on deconsolidation of entity	(845)	(943)
Other	(943)	(22)
Total deferred income tax liabilities	(2,272)	(1,637)
Net deferred income tax assets	$—	$—
Operating loss and tax credit carryforwards and protective tax deposits
At December 31, 2024 and 2023, the Company had a Federal net operating loss carryforward of $1,523.5 million and $1,563.8 million. Of the $1,523.5 million, Federal net operating loss carryforwards, $295.1 million begin to expire in 2033, and $1,268.7 million may be carried forward indefinitely, with the exception of net operating losses for the insurance companies. Under Internal Revenue Code Section 382, if a corporation undergoes and "ownership change", the corporation's ability to use its pre-change NOL. carryforwards and other pre-change tax attributes to offset its post-change income may be limited. The Company has completed a study through January 7, 2021 and concluded that ownership changes have occurred that may limit their utilization in future periods.

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. At December 31, 2024 and 2023, the company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company determined that it was not possible to reasonably quantify future taxable income and determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance as of December 31, 2024 and 2023.
The Company does not have deposits admitted under Section 6603 of the Internal Revenue Code.
Impact of tax planning strategies
The Company does not have any tax planning strategies that include the use of reinsurance and there are no deferred tax liabilities not recognized.
The Company files income tax returns in the United States. The U.S. Internal Revenue Service ("IRS") is not currently conducting any income tax audits of the Company's returns. The Company's federal income tax returns filed related to tax years subsequent to 2021 remain subject to examination by the IRS. The Company is not aware of any material adjustments that may be proposed as a result of any ongoing or future examinations and does not have material uncertain tax positions reflected in the Consolidated Balance Sheets.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 (the “IRA”), which contains a number of tax-related provisions, including a 15% corporate alternative minimum tax imposed on certain corporations that meet an income-based test, as well as a 1% nondeductible excise tax on certain stock repurchases. The Company is not subject to the alternative minimum tax in 2024 based on the income-based test and it will continue to evaluate the IRA’s impact as further information becomes available.
17. Net Loss per Share
Basic and diluted net loss per share from continuing operations attributable to Class A common stockholders and Class B common stockholders (collectively, "Common Stockholders") for the years indicated were calculated as follows:

	Year ended December 31,
	2024	2023	2022
	(in thousands, except for per share and share amounts)
Numerator:
Net loss from continuing operations attributable to common stockholders	$(46,266)	$(210,148)	$(254,584)
Net income (loss) from discontinued operations attributable to common stockholders	3,257	(3,213)	(84,983)
Denominator:
Weighted average number of common shares and common share equivalents outstanding, basic and diluted	490,018,730	482,176,127	476,244,262

Basic and diluted loss per share from continuing operations	$(0.09)	$(0.44)	$(0.53)
Basic and diluted earnings (loss) per share from discontinued operations	$0.01	$(0.01)	$(0.18)
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
The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of common stock:

	Year ended December 31,
	2024	2023	2022
Options to purchase common stock	24,269,793	24,994,653	26,996,507
RSUs	55,731,587	56,928,405	49,617,199
PRSUs	29,151,407	32,131,532	29,945,235
Total potentially dilutive shares excluded from computation of net loss per share	109,152,787	114,054,590	106,558,941

18. Operating Segments
Clover Health has one reportable segment: Insurance. The Insurance segment provides PPO and HMO plans to Medicare Advantage members in several states. The segment information is prepared on the same basis that the Company's chief executive officer, who is the Chief Operating Decision Maker ("CODM"). These segment groupings are consistent with information used by the CODM, to assess performance and allocate resources. Net income is used to monitor budget versus actual results. The CODM also uses net income in competitive analysis by benchmarking to the Company’s competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation. The accounting policies of the insurance segment are the same as those described in the summary of significant accounting policies.

	Year ended December 31,
Insurance Segment	2024	2023	2022
	(in thousands)
Premiums earned, net (net of ceded premiums)	$1,344,881	$1,235,769	$1,084,869
Less:
Net medical claims incurred	1,010,289	1,003,683	996,410
Salaries and benefits	228,004	252,103	275,755
General and administrative expenses	173,101	179,491	201,508
Segment net loss	$(66,513)	$(199,508)	$(388,804)

Reconciliation:
Elimination of intersegment profits	$3,962	$(907)	$3,337
Other income	26,250	24,774	11,683
Other salaries and benefits	(4,450)	(5,054)	(2,970)
Other general and administrative expenses	(3,379)	(3,598)	(2,170)
Impairment of goodwill and other intangible assets	—	(15,945)	—
Premium deficiency reserve benefit	—	7,239	93,517
Depreciation and amortization	(1,331)	(2,509)	(1,187)
Restructuring costs	(288)	(9,821)	—
Other expense	—	—	(70)
Change in fair value of warrants	(50)	(86)	900
Interest expense	—	(7)	(1,333)
Amortization of notes and securities discounts	—	—	(30)
(Loss) gain on investment	(467)	(4,726)	9,217
Gain on debt extinguishment on note payable	—	—	23,326
Net loss from continuing operations	$(46,266)	$(210,148)	$(254,584)

Total Assets	$404,966	$401,812	$354,748
19. Dividend Restrictions
The Company's regulated insurance subsidiaries are subject to regulations and standards in their respective jurisdictions. These standards, among other things, require these subsidiaries to maintain specified levels of statutory capital and limit the timing and amount of dividends and other distributions that may be paid to their parent companies. Therefore, the Company's regulated insurance subsidiaries' ability to declare and pay dividends is limited by state regulations including obtaining prior approval by the New Jersey Department of Banking and Insurance. At December 31, 2024 and December 31, 2023, neither of the regulated insurance subsidiaries had been authorized nor paid any dividends.
20. Statutory Equity
Applicable insurance department regulations require that the Company's regulated insurance subsidiaries prepare statutory consolidated financial statements in accordance with statutory accounting practices prescribed or permitted by the department of insurance of the respective state of domicile. These practices vary in some aspects from U.S. GAAP, with significant differences including that (a) certain assets are not included in statutory surplus, (b) certain statutory reserves are established by a direct charge to surplus, and (c) certain charges are reported as charges to capital and surplus, rather than as a component of net income.

The regulated insurance subsidiaries are subject to certain Risk-Based Capital ("RBC") requirements specified by the National Association of Insurance Commissioners ("NAIC"). Under those requirements, the amount of capital and surplus maintained by the Company's regulated insurance subsidiaries is to be determined based on various risk factors, such as (a) asset quality, (b) asset and liability matching, (c) loss reserve adequacy, and other business factors. Regulatory compliance is determined by a ratio of the Company's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Generally, a ratio in excess of the regulatory threshold requires no corrective actions by the Company or regulators. At December 31, 2024 and 2023, the regulated insurance subsidiaries' capital and surplus of $178.8 million and $187.4 million, respectively, exceeded the minimum RBC requirements of approximately $114.1 million and $113.7 million, respectively.
21. Regulatory Matters
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
22. Discontinued Operations
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
On December 1, 2023, the Company notified CMS that it will no longer participate as a REACH ACO in connection with the 2024 performance year. The Company’s exit from the ACO REACH Program was made after the Company determined that it is in the Company's best interest to fully exit the ACO REACH Program, and follows its November 2022 announcement of a strategic reduction in the number of ACO REACH participating physicians in 2023. The nature of the remaining activities relate to the settlement with CMS related to prior performance years which was settled in December 2024.

Key components of the financial agreement for ACO REACH included:
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
•Performance Year. A calendar year.
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
A summary of the carrying amounts of major assets and liabilities, which were classified as held for settlement in the Consolidated Balance Sheets, follows:

	December 31, 2024	December 31, 2023
	(in thousands)
Assets(1)
Cash and cash equivalents	$—	$6,456
Surety bond and deposits	—	55,089
Non-Insurance receivable	—	10,926
Total assets	$—	$72,471

Liabilities(1)
Unpaid claims	$—	$2,856
Accrued salaries and benefits	—	110
Non-Insurance performance year obligation, current	—	15,568
Non-Insurance payable	—	41,565
Total liabilities	$—	$60,099
(1) The assets and liabilities of the disposal group are classified as current in the Consolidated Balance Sheet at December 31, 2023.

A summary of the results from discontinued operations included in the Consolidated Statements of Operations and Comprehensive Loss follows:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Revenues:
Non-Insurance revenue	$(396)	$773,177	$2,380,135
Total revenues	(396)	773,177	2,380,135

Operating Expenses:
Net medical claims incurred	(5,276)	771,798	2,460,879
General and administrative expenses	1,326	4,482	4,239
Restructuring costs	297	110	—
Total operating expenses	(3,653)	776,390	2,465,118
Gain (loss) from operations	3,257	(3,213)	(84,983)
Net income (loss)	$3,257	$(3,213)	$(84,983)
A summary of cash flows from discontinued operations included in the Consolidated Statements of Cash Flows follows:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Net cash (used in) provided by operating activities	$(47,605)	$(109,514)	$100,674
Performance guarantees
Certain of the Company's arrangements with third-party providers require it to guarantee the performance of its care network to CMS. As a result of the Company's former participation in the ACO REACH Model, the Company determined that it was making a performance guarantee with respect to providers under the Non-Insurance arrangement that should be recognized in the consolidated financial statements. The performance guarantee identified relates to the Company guaranteeing the performance of the third-party medical providers. Thus, the contract with CMS is accounted for as a performance guarantee under ASC 460, Guarantees. At the inception of the performance year, the Company measures and recognizes the performance guarantee receivable and obligation, issued in this standalone arm's length transaction, using the practical expedient to fair value as set forth in ASC 460-10-30-2(a). The Company estimates the annualized benchmark, which is the amount recognized in both the Non-Insurance performance year receivable and the Non-Insurance performance year obligation, current. This is consistent with ASC 460-10-25-4, which provides that a guarantor shall recognize in its statement of financial position a liability for that guarantee. In addition, when the guarantee is issued in a standalone transaction for a premium, the offsetting entry should be considered received (such as cash or a receivable) according to ASC 460-10-25-4. Thus the Company recognizes the Non-Insurance performance year receivable on its balance sheets.
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
The tables below include the financial statement impacts of the performance guarantee:

	December 31, 2024	December 31, 2023
	(in thousands)
Non-Insurance performance year obligation (1)	$—	$15,568
(1) This obligation represents the consideration due to providers, net of the shared savings or loss for the period and amortization of the liability.

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Amortization of the Non-Insurance performance year receivable	$—	$(751,362)	$(2,385,116)
Amortization of the Non-Insurance performance year obligation	—	751,362	2,385,116

Non-Insurance revenue	(396)	773,177	2,380,135
Reinsurance
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
The effects of the ACO reinsurance arrangements on the accompanying consolidated financial statements for the years ended December 31, 2024 and 2023, respectively, were as follows:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Non-Insurance revenue, gross and net	$(396)	$773,177	2,380,135
Claims incurred, gross and net	(5,276)	771,798	2,460,879
Reinsurance recoverable, gross and net	—	10,926	$52,955
Reinsurance recoverable represents the portion of paid claims and unpaid claims that are covered by reinsurance. Amounts recoverable from reinsurers are estimated in a manner consistent with the methods used to determine unpaid claims.

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED BALANCE SHEETS (PARENT COMPANY)
(Dollars in thousands, except share amounts)

Schedule I

	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$146,783	$48,312
Short-term investments	—	454
Investment securities, available-for sale	—	23,564
Investment securities, held-to-maturity	—	146
Other receivables	24	—
Other assets, current	—	247
Total current assets	146,807	72,723
Intercompany interest receivable	4,958	4,958
Intercompany note receivable	40,000	40,000
Investment securities, available-for-sale	—	1,507
Investments in consolidated subsidiaries	200,247	197,012
Total assets	$392,012	$316,200
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$683	$683
Accrued salaries and benefits	6,663	6,598
Other liabilities, current	220	—
Total current liabilities	7,566	7,281
Intercompany payable	42,943	22,165
Notes payable, net of discount and deferred issuance costs	360	360
Total liabilities	50,869	29,806
Stockholders' equity
Class A Common Stock, $0.0001 par value; 2,500,000,000 shares authorized at December 31, 2024 and 2023; 414,493,051 and 401,183,882 issued and outstanding at December 31, 2024 and 2023, respectively	41	40
Class B Common Stock, $0.0001 par value; 500,000,000 shares authorized at December 31, 2024 and 2023; 89,032,305 and 87,867,732 issued and outstanding at December 31, 2024 and 2023, respectively	9	9
Additional paid-in capital	2,576,471	2,461,238
Accumulated other comprehensive loss	(1,584)	(2,370)
Accumulated deficit	(2,202,803)	(2,159,794)
Less: Treasury stock, at cost; 18,752,947 and 7,912,750 shares held at December 31, 2024 and 2023, respectively	(30,991)	(12,729)
Total stockholders' equity	341,143	286,394
Total liabilities and stockholders' equity	$392,012	$316,200

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED STATEMENTS OF OPERATIONS (PARENT COMPANY)
(Dollars in thousands, except share amounts)

	Year ended December 31,
	2024	2023	2022
Revenues:
Other income	$9,355	$8,413	$5,898
Total revenues	9,355	8,413	5,898

Operating expenses:
General and administrative expenses	117	78	784
Total operating expenses	117	78	784
Income from operations	9,238	8,335	5,114

Loss (gain) on equity investment	467	4,726	(5,314)
Gain on extinguishment of note payable	—	—	(23,326)
Equity in net losses of consolidated subsidiaries	51,780	216,970	373,321
Net loss	$(43,009)	$(213,361)	$(339,567)

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY)
(Dollars in thousands, except share amounts)

	Year ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(43,009)	$(213,361)	$(339,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Intercompany stock-based compensation expense	114,331	140,931	164,305
Gain on extinguishment of note payable	—	—	(23,326)
Accretion, net of amortization	(102)	(1,614)	(1,648)
Net realized losses (gains) on investment securities	769	4,321	(6,613)
Changes in operating assets and liabilities:
Other receivables	(24)	—	—
Other assets	394	5,464	(6,339)
Accounts payable and accrued expenses	—	(182)	(334)
Intercompany accrued salaries and benefits	65	22	4,936
Other liabilities	220	—	—
Intercompany payable	20,778	(17,365)	(36,681)
Net cash provided by (used in) operating activities	93,422	(81,784)	(245,267)
Cash flows from investing activities:
Purchases of short-term investments and available-for-sale securities	—	(57,294)	(250,030)
Proceeds from sales of short-term investments and available-for-sale securities	1,507	30,563	3,829
Proceeds from maturities of short-term investments available-for-sale securities	24,137	173,620	391,643
Investments in consolidated subsidiaries	(3,235)	(81,441)	58,611
Net cash provided by investing activities	22,409	65,448	204,053
Cash flows from financing activities:
Issuance of common stock, net of early exercise liability	709	1,150	1,400
Purchase of treasury stock	(16,490)	(6,220)	(6,362)
Issuance of common stock under employee stock purchase plan, net of stock issuance costs	193	—	—
Repurchases of common stock	(1,772)	—	—
Net cash used in financing activities	(17,360)	(5,070)	(4,962)
Net increase (decrease) in Cash and cash equivalents	98,471	(21,406)	(46,176)
Cash and cash equivalents, beginning of year	48,312	69,718	115,894
Cash and cash equivalents, end of year	$146,783	$48,312	$69,718
Supplemental disclosure of non-cash investing and financing activities
Activities from Seek Dissolution	—	—	735

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
Use of estimates
The preparation of the condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Those estimates are inherently subject to change, and actual results may ultimately differ from those estimates.
3. Insurance Subsidiaries
Investments in consolidated subsidiaries include regulated insurance subsidiaries and unregulated subsidiaries. The Company holds $151.5 million and $83.2 million of cash, cash equivalents, and investment securities at the parent and unregulated subsidiaries at December 31, 2024 and 2023, respectively. The Company holds $286.1 million and $280.5 million of cash, cash equivalents, and investment securities in regulated insurance subsidiaries at December 31, 2024 and 2023, respectively.
4. Surplus Note
Effective December 22, 2016, the Company contributed $40.0 million to Clover Insurance Company, a wholly-owned subsidiary, in exchange for a surplus note. The outstanding balance, including accrued interest, was due and payable on December 31, 2020, but remains unpaid with the payment terms under review for extension until December 31, 2024, by the Commissioner of Banking and Insurance of the State of New Jersey. In accordance with the New Jersey Department of Banking and Insurance regulations, the Company filed a Form D with the department requesting an extension of payment until December 31, 2027. No payment of principal or interest on the surplus note shall be made without the prior written approval of the Commissioner of Banking and Insurance of the State of New Jersey.

Schedule II
CLOVER HEALTH INVESTMENTS, CORP.
VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charge to other accounts	(Deductions)	Balance at end of period
	(in thousands)
Year ended December 31, 2023
Valuation allowance for deferred tax assets	$369,530	$27,376	$—	$—	$396,906
Year ended December 31, 2024
Valuation allowance for deferred tax assets	396,906	3,903	—	—	400,809
The accompanying notes are an integral part of these consolidated financial statements.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized, and reported within the time period specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our "Certifying Officers"), the effectiveness of our disclosure controls and procedures at December 31, 2024, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Certifying Officers concluded that, at December 31, 2024, our disclosure controls and procedures were effective at achieving their intended objective.
Notwithstanding the foregoing, a control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures to disclose material information required to be set forth in our periodic reports.
Internal Control over Financial Reporting
Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles ("GAAP") and includes those policies and procedures that:
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during the fourth quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management's report on internal control over financial reporting is set forth below and should be read with these limitations in mind.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on management's assessment and the criteria set forth by COSO, our management determined that our internal control over financial reporting was effective at December 31, 2024.
The effectiveness of our internal control over financial reporting at December 31, 2024 has been by Ernst & Young LLP, an independent registered public accounting firm (PCAOBID: 42), as stated in their report that appears below.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Clover Health Investments, Corp.
Opinion on Internal Control Over Financial Reporting
We have audited Clover Health Investments, Corp.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Clover Health Investments, Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules listed in the Index at Item 15(a) and our report dated March 3, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
New York, New York
March 3, 2025
Item 9B. Other Information.
During the year ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated (including by modification) a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 is incorporated herein by reference to the Company's definitive proxy statement for the 2025 Annual Meeting of Stockholders, to be filed by the Company with the SEC pursuant to Regulation 14A within 120 days after the year ended December 31, 2024 ("the 2025 Proxy Statement").
Item 11. Executive Compensation.
The information required by this Item 11 is incorporated herein by reference to our 2025 Proxy Statement, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 is incorporated herein by reference to our 2025 Proxy Statement, and it is incorporated herein by reference.
Item 13. Certain Relationships and Related Person Transactions, and Director Independence.
The information required by this Item 13 is incorporated herein by reference to our 2025 Proxy Statement, and it is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this Item 14 is incorporated herein by reference to our 2025 Proxy Statement, and it is incorporated herein by reference.

Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a) The Financial Statements, Financial Statement Schedules, and exhibits set forth below are filed as part of this Form 10-K.
(1) Financial Statements-The response to this portion of Item 15 is submitted as Item 8 of Part II of this Form 10-K.
(2) Financial Statement Schedules-The response to this portion of Item 15 is submitted as Item 8 of Part II of this Form 10-K.
(3) A list of exhibits to this Form 10-K is set forth below:

			Incorporated by reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing date	Filed or Furnished herewith
2.1**	Agreement and Plan of Merger, dated as of October 5, 2020, by and among the Registrant, Asclepius Merger Sub Inc. and Clover Health Investments, Corp.	8-K	001-39252	2.1	10/06/2020
2.1(a)	Amendment to the Agreement and Plan of Merger, dated as of December 8, 2020	8-K	001-39252	2.1	12/10/2020
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39252	3.1	01/12/2021
3.2	Second Amended and Restated Bylaws of the Registrant	8-K	001-39252	3.1	06/25/2024
4.1	Specimen Class A Common Stock Certificate of the Registrant	S-4/A	333-249558	4.5	11/20/2020
4.2	Specimen Class B Common Stock Certificate of the Registrant	S-4/A	333-249558	4.6	11/20/2020
4.3	Description of Securities	10-K	001-39252	4.3	02/28/2022
10.1*	Form of Indemnification Agreement	8-K	001-39252	10.2	01/12/2021
10.2*	Amended and Restated 2014 Equity Incentive Plan, and forms of agreement thereunder	S-4	333-249558	10.15	10/20/2020
10.3*	2020 Equity Incentive Plan and forms of agreement thereunder	8-K	001-39252	10.4	01/12/2021
10.4*	2020 Employee Stock Purchase Plan	8-K	001-39252	10.5	01/12/2021
10.5*	Management Incentive Plan	8-K	001-39252	10.6	01/12/2021
10.6*	Executive Incentive Bonus Plan	8-K	001-39252	10.7	01/12/2021
10.7*	Employment Agreement, effective as of December 31, 2021, between the Registrant and Jamie L. Reynoso	10-K	001-39252	10.12	02/28/2022
10.8*	Employment Agreement, effective as of April 29, 2024, between the Registrant and Peter Kuipers	10-Q	001-39252	10.1	11/08/2024
10.9*	Employment Agreement, effective as of May 9, 2022, between the Registrant and Aric Sharp	10-Q	001-39252	10.2	08/08/2022
10.10*	Employment Agreement, effective as of July 18, 2022, between the Registrant and Brady Priest	10-K	001-39252	10.14	03/01/2023
10.11*	Employment Agreement, dated as of August 8, 2022, between the Registrant and Andrew Toy	10-Q	001-39252	10.1	11/07/2022
10.12*	Amended and Restated Director Compensation Policy	10-Q	001-39252	10.1	05/07/2024
10.13*	Board Observer Agreement, dated as of March 16, 2023, between the Registrant and Zach Weinberg.	8-K	001-39525	10.1	03/17/2023
10.14*	Employment Agreement, dated as of February 24, 2022, between the Registrant and Conrad Wai	10-Q	001-39252	10.2	05/09/2023
10.15*	Employment Agreement, dated as of March 8, 2024, between the Registrant and Karen Soares.	10-K	001-39252	10.16	03/14/2024
10.16*	Agreement for the Provision of Interim Management Service, dated as of December 22, 2023 between the Registrant and AP Services, LLC.	10-K	001-39252	10.17	03/14/2024

19	Insider Trading Policy					X
21	List of Subsidiaries					X
23	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97	Clover Health Investments, Corp. Clawback Policy	10-K	001-39252	97.1	03/14/2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_____________
* Indicates a management contract or compensatory plan or arrangement.
** Schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The registrant hereby agrees to furnish supplementary a copy of any omitted schedule to the SEC upon its request.
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Clover Health Investments, Corp.
Date: March 3, 2025	By:	/s/ Andrew Toy
Andrew Toy
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew Toy	Chief Executive Officer (Principal Executive Officer) and Director	Date: March 3, 2025
Andrew Toy

/s/ Peter Kuipers	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Date: March 3, 2025
Peter Kuipers

/s/ Vivek Garipalli	Director and Executive Chair	Date: March 3, 2025
Vivek Garipalli

/s/ Chelsea Clinton	Director	Date: March 3, 2025
Chelsea Clinton

/s/ Demetrios L. Kouzoukas	Director	Date: March 3, 2025
Demetrios L. Kouzoukas

/s/ Lee A. Shapiro	Director	Date: March 3, 2025
Lee A. Shapiro

/s/ William G. Robinson, Jr.	Director	Date: March 3, 2025
William G. Robinson, Jr.

/s/ Carladenise A. Edwards	Director	Date: March 3, 2025
Carladenise A. Edwards

/s/ Anna U. Loengard	Director	Date: March 3, 2025
Anna U. Loengard

/s/ Thomas L. Tran	Director	Date: March 3, 2025
Thomas L. Tran