Form 10-Q
period 2025-03-31
CLOVER HEALTH INVESTMENTS, CORP. /DE
filed 2025-05-09
CIK 1801170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At May 2, 2025, the registrant had 416,541,578 shares of Class A Common Stock, $0.0001 par value per share, and 92,375,003 shares of Class B Common Stock, $0.0001 par value per share, issued and outstanding.

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

As used in this report, "Company," "Clover," "Clover Health," "we," "us," "our," "our company," and similar terms refer to Clover Health Investments, Corp. and its condensed consolidated subsidiaries, unless otherwise noted or the context otherwise requires.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, including statements regarding our future results of operations, financial position, market size and opportunity, our business strategy and plans, the factors affecting our performance and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "could," "should," "would," "can," "expect," "project," "outlook," "forecast," "objective," "plan," "potential," "seek," "grow," "target," "if," and the negative or plural of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including the risk factors described in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q involve a number of judgments, risks and uncertainties, including, without limitation, risks related to:
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
We caution you that the foregoing list of judgments, risks, and uncertainties that may cause actual results to differ materially from those in the forward-looking statements may not be complete. You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur or may be materially different from what we expect. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by law, we undertake no obligation to update any of these forward-looking statements after the date of this Quarterly Report on Form 10-Q or to conform these statements to actual results or revised expectations.

This Quarterly Report on Form 10-Q contains estimates, projections, and other information concerning our industry, our business, and the markets for our products. We obtained the industry, market, and similar data set forth in this Quarterly Report on Form 10-Q from our own internal estimates and research and from industry research, publications, surveys, and studies conducted by third parties, including governmental agencies, and such information is inherently subject to uncertainties. Actual events or circumstances may differ materially from events and circumstances that are assumed in this information. You are cautioned not to give undue weight to any such information, projections or estimates.
As a result of a number of known and unknown risks and uncertainties, including without limitation, the important factors described in our reports filed with the SEC, including the discussion under "Risk Factors" in this Quarterly Report on Form 10-Q, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements.
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

PART 1
Item 1. Financial Statements and Supplementary Data
CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$155,439	$194,543
Investment securities, available-for-sale (Amortized cost: 2025: $4,653; 2024: $27,153)	4,656	26,997
Investment securities, held-to-maturity (Fair value: 2025: $0; 2024: $15)	—	15
Accrued retrospective premiums	84,727	41,253
Healthcare receivables	53,529	51,539
Prepaid expenses	16,589	13,174
Other assets, current	16,469	15,603
Total current assets	331,409	343,124

Investment securities, available-for-sale (Amortized cost: 2025: $216,583; 2024: $203,147)	216,506	201,719
Investment securities, held-to-maturity (Fair value: 2025: $14,011; 2024: $13,913)	14,247	14,343
Property and equipment, net	5,026	5,307
Other intangible assets	2,990	2,990
Other assets, non-current	13,539	13,259
Total assets	$583,717	$580,742

Liabilities and Stockholders' Equity
Current liabilities
Unpaid claims	$151,038	$156,396
Accounts payable and accrued expenses	30,553	34,564
Accrued salaries and benefits	30,523	19,090
Other liabilities, current	3,539	3,466
Total current liabilities	215,653	213,516

Other liabilities, non-current	31,989	26,083
Total liabilities	247,642	239,599
Commitments and Contingencies (Note 12)
Stockholders' equity
Class A Common Stock, $0.0001 par value; 2,500,000,000 shares authorized at March 31, 2025 and December 31, 2024; 414,161,536 and 414,493,051 issued and outstanding at March 31, 2025 and December 31, 2024, respectively	41	41
Class B Common Stock, $0.0001 par value; 500,000,000 shares authorized at March 31, 2025 and December 31, 2024; 92,375,003 and 89,032,305 issued and outstanding at March 31, 2025 and December 31, 2024, respectively	9	9
Additional paid-in capital	2,603,123	2,576,471
Accumulated other comprehensive loss	(74)	(1,584)
Accumulated deficit	(2,204,077)	(2,202,803)
Less: Treasury stock, at cost; 25,655,588 and 18,752,947 shares held at March 31, 2025 and December 31, 2024, respectively	(62,947)	(30,991)
Total stockholders' equity	336,075	341,143
Total liabilities and stockholders' equity	$583,717	$580,742
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands, except per share and share amounts)

	Three Months Ended March 31,
	2025	2024
Revenues:
Premiums earned, net (Net of ceded premiums of $95 and $101 for the three months ended March 31, 2025 and 2024 respectively)	$456,906	$341,722
Other income	5,425	5,200
Total revenues	462,331	346,922

Operating expenses:
Net medical claims incurred	353,442	265,162
Salaries and benefits	59,022	59,223
General and administrative expenses	50,675	44,569
Depreciation and amortization	466	318
Restructuring costs	—	353
Total operating expenses	463,605	369,625
Loss from continuing operations	(1,274)	(22,703)

Loss on investment	—	467
Net loss from continuing operations	(1,274)	(23,170)
Net income from discontinued operations	—	4,000
Net loss	$(1,274)	$(19,170)

Per share data:
Basic and diluted weighted average number of class A and class B common shares and common share equivalents outstanding	497,056,331	486,374,644
Continuing operations:
Basic and diluted loss per share	$—	$(0.05)
Discontinued operations:
Basic and diluted earnings per share	$—	$0.01

Net unrealized gain (loss) on available-for-sale investments	1,510	(190)
Comprehensive income (loss)	$236	$(19,360)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2023	401,183,882	$40	87,867,732	$9	7,912,750	$(12,729)	$2,461,238	$(2,159,794)	$(2,370)	286,394
Stock issuance for exercise of stock options, net of early exercise liability	83	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	28,798	—	—	28,798
Vested restricted stock units	8,672,362	1	1,781,633	—	—	—	—	—	—	1
Unrealized holdings gain on investment securities, available for sale	—	—	—	—	—	—	—	—	(190)	(190)
Treasury stock	(3,700,995)	—	—	—	3,700,995	(3,359)	—	—	—	(3,359)
Net loss	—	—	—	—	—	—	—	(19,170)	—	(19,170)
Balance, March 31, 2024	406,155,332	$41	89,649,365	$9	11,613,745	$(16,088)	$2,490,036	$(2,178,964)	$(2,560)	$292,474

Balance, December 31, 2024	414,493,051	$41	89,032,305	$9	18,752,947	$(30,991)	$2,576,471	$(2,202,803)	$(1,584)	$341,143
Stock issuance for exercise of stock options, net of early exercise liability	139,709	—	—	—	—	—	215	—	—	215
Stock-based compensation	—	—	—	—	—	—	26,437	—	—	26,437
Vested restricted stock units	6,431,417	1	3,342,698	—	—	—	—	—	—	1
Unrealized holdings gain on investment securities, available for sale	—	—	—	—	—	—	—	—	1,510	1,510
Treasury Stock	(1,833,218)	—	—	—	1,833,218	(13,659)	—	—	—	(13,659)
Repurchases of common stock	(5,069,423)	(1)	—	—	5,069,423	(18,297)	—	—	—	(18,298)
Net loss	—	—	—	—	—	—	—	(1,274)	—	(1,274)
Balance, March 31, 2025	414,161,536	$41	92,375,003	$9	25,655,588	$(62,947)	$2,603,123	$(2,204,077)	$(74)	$336,075
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,274)	$(19,170)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	466	318
Stock-based compensation	26,437	28,798
Accretion, net of amortization	(437)	(671)
Change in accrued interest earned	540	(153)
Net realized gains on investment securities	(42)	(190)
Loss on investment	—	467
Changes in operating assets and liabilities:
Accrued retrospective premiums	(43,474)	(48,531)
Prepaid expenses	(3,415)	(2,343)
Other assets	(1,147)	(9,622)
Healthcare receivables	(1,990)	(19,703)
Unpaid claims	(5,358)	102,383
Accounts payable and accrued expenses	(4,011)	(1,776)
Accrued salaries and benefits	11,433	7,376
Other liabilities	5,979	(3,229)
Net cash (used in) provided by operating activities from continuing operations	(16,293)	33,954
Net cash used in operating activities from discontinued operations	—	(8,019)
Net cash (used in) provided by operating activities	(16,293)	25,935
Cash flows from investing activities:
Purchases of short-term investments, available-for-sale, and held-to-maturity securities	(33,169)	(24,105)
Proceeds from sales of short-term investments and available-for-sale securities	16,483	—
Proceeds from maturities of short-term investments and available-for-sale securities	25,801	33,735
Purchases of property and equipment	(185)	(445)
Net cash provided by investing activities	8,930	9,185
Cash flows from financing activities:
Issuance of common stock, net of early exercise liability	215	—
Treasury stock acquired	(13,659)	(3,359)
Repurchases of common stock	(18,297)	—
Net cash used in financing activities	(31,741)	(3,359)
Net (decrease) increase in cash and cash equivalents	(39,104)	31,761
Cash and cash equivalents, beginning of period	194,543	176,494
Cash and cash equivalents, end of period	$155,439	$208,255
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
Notes to the Condensed Consolidated Financial Statements
1. Organization and Operations
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
In 2024, the Company launched Counterpart Health, Inc., a new Software-as-a-Service (“SaaS”) and Tech Enabled Services Solution to bring the power of CA Technology to Medicare Advantage payors and providers. This external offering aims to equip clinician users with the Company's already built, clinician-centric, and AI-powered care management platform. Strategically, Counterpart Health, Inc., a subsidiary of Clover Health, aims to extend the benefits of data-driven proven technology and personalized care to a wider audience, enabling enhanced patient outcomes and reduced healthcare costs across the nation. Counterpart Health is complementary to Clover Health, and enables the Company to deploy and expand the reach of its existing technology asset for new potential growth and high margin business opportunities, with low startup costs.
For additional information, see Note 1 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Form 10-K").
2. Summary of Significant Accounting Policies
Basis of presentation
The Company's condensed consolidated financial statements have been prepared in conformity with the generally accepted accounting principles in the United States ("GAAP") as well as in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and include the accounts of the Company and its wholly-owned subsidiaries. In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments, necessary for a fair presentation of its financial condition and its results of operations for the periods presented. All material intercompany balances and transactions have been eliminated in consolidating these financial statements. Investments over which we exercise significant influence, but do not control, are accounted for using the applicable accounting treatment based on the nature of the investment. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in the 2024 Form 10-K.
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
Deferred acquisition costs
Acquisition costs directly related to the successful acquisition of new business, which are primarily made up of commissions costs, are deferred and subsequently amortized. Deferred acquisition costs are recorded within Other assets, current in the Condensed Consolidated Balance Sheets and are amortized over the estimated life of the related contracts. The amortization of deferred acquisition costs is recorded within General and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). For the three months ended March 31, 2025 and 2024, charges related to deferred acquisition costs of $2.9 million and $1.1 million, respectively, were recognized within General and administrative expenses.
Reclassifications
Certain amounts presented in prior periods have been reclassified to conform to the current presentation.
Recent accounting pronouncements
Recently adopted accounting pronouncements
There have been no new accounting pronouncements adopted during the three months ended March 31, 2025 that had a material impact on the Company's condensed consolidated financial statements.

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
3. Investment Securities
The following tables present amortized cost and fair values of investments at March 31, 2025 and December 31, 2024, respectively:

March 31, 2025	Amortized cost	Accumulated unrealized gains	Accumulated unrealized losses	Fair value
	(in thousands)
Investment securities, held-to-maturity
U.S. government and government agencies and authorities	$14,247	$—	$(236)	$14,011
Investment securities, available-for-sale
U.S. government and government agencies and authorities	129,316	526	(774)	129,068
Corporate debt securities	91,636	365	(193)	91,808
Other	284	2	—	286
Total held-to-maturity and available-for-sale investment securities	$235,483	$893	$(1,203)	$235,173

December 31, 2024	Amortized cost	Accumulated unrealized gains	Accumulated unrealized losses	Fair value
	(in thousands)
Investment securities, held-to-maturity
U.S. government and government agencies and authorities	$14,358	$—	$(430)	$13,928
Investment securities, available-for-sale
U.S. government and government agencies and authorities	139,597	212	(1,548)	138,261
Corporate debt securities	88,753	196	(447)	88,502
Other	1,950	3	—	1,953
Total held-to-maturity and available-for-sale investment securities	$244,658	$411	$(2,425)	$242,644
The following table presents the amortized cost and fair value of debt securities at March 31, 2025, by contractual maturity:

March 31, 2025	Held-to-maturity		Available-for-sale
	Amortized cost	Fair value	Amortized cost	Fair value
	(in thousands)
Due within one year	$—	$—	$4,653	$4,656
Due after one year through five years	14,136	13,921	216,583	216,506
Due after five years through ten years	—	—	—	—
Due after ten years	111	90	—	—
Total	$14,247	$14,011	$221,236	$221,162

For the three months ended March 31, 2025 and 2024, respectively, net investment income, which is included in Other income in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), was derived from the following sources:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cash and cash equivalents	$2,350	$2,186
Short-term investments	—	174
Investment securities	2,258	2,108
Investment income, net	$4,608	$4,468
Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at March 31, 2025 and December 31, 2024, respectively:

March 31, 2025	Less than 12 months		Greater than 12 months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands, except number of positions)
U.S. government and government agencies and authorities	$40,320	$(272)	$14,344	$(738)	$54,664	$(1,010)
Corporate debt securities	39,058	(193)	—	—	39,058	(193)
Total	$79,378	$(465)	$14,344	$(738)	$93,722	$(1,203)
Number of positions	44		9		53

December 31, 2024	Less than 12 months		Greater than 12 months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands, except number of positions)
U.S. government and government agencies and authorities	$78,065	$(850)	$39,542	$(1,128)	$117,607	$(1,978)
Corporate debt securities	53,009	(447)	—	—	53,009	(447)
Total	$131,074	$(1,297)	$39,542	$(1,128)	$170,616	$(2,425)
Number of positions	65		15		80
The Company did not record any credit allowances for debt securities that were in an unrealized loss position at March 31, 2025 and December 31, 2024.
At March 31, 2025, all securities were investment grade, with credit ratings of BBB or higher by S&P Global or as determined by other credit rating agencies within the Company's investment policy. Unrealized losses on investment grade securities are principally related to changes in interest rates or changes in issuer or sector related credit spreads since the securities were acquired. The gross unrealized investment losses at March 31, 2025, were assessed, based on, among other things:
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

Proceeds from sales and maturities of investment securities, inclusive of short-term investments, and related gross realized gains (losses) which are included in Other income in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), were as follows for the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Proceeds from sales of investment securities	$16,483	$—
Proceeds from maturities of investment securities	25,801	33,735

Gross realized gains	42	—
Gross realized losses	—	—
Net realized gains	$42	$—
At March 31, 2025 and December 31, 2024, the Company had $14.9 million and $14.7 million, respectively, in deposits with various states and regulatory bodies that are included as part of the Company's investment balances.
4. Fair Value Measurements
The following tables present a summary of fair value measurements for financial instruments at March 31, 2025 and December 31, 2024, respectively:

March 31, 2025	Level 1	Level 2	Level 3	Total Fair Value
	(in thousands)
U.S. government and government agencies	$—	$129,068	$—	$129,068
Corporate debt securities	—	91,808	—	91,808
Other	—	286	—	286
Warrants receivable	—	—	764	764
Total assets at fair value	$—	$221,162	$764	$221,926

December 31, 2024	Level 1	Level 2	Level 3	Total Fair Value
	(in thousands)
U.S. government and government agencies	$—	$138,261	$—	$138,261
Corporate debt securities	—	88,502	—	88,502
Other	—	1,953	—	1,953
Warrants receivable	—	—	764	764
Total assets at fair value	$—	$228,716	$764	$229,480
The changes in balances of Clover's Level 3 financial assets and liabilities during the three months ended March 31, 2025 were as follows:

Warrants Receivable
(in thousands)
Balance, December 31, 2024	764
Total unrealized losses	—
Balance, March 31, 2025	$764
There were no transfers in or out of Level 3 financial assets or liabilities for the three months ended March 31, 2025 or March 31, 2024.

Private Warrants
At March 31, 2025, the Company had exercisable private warrants which were embedded in several agreements as derivatives. These private warrants were accounted for as assets in accordance with ASC 815-40 and are presented in Other assets, non-current in the Condensed Consolidated Balance Sheets. The warrant assets are measured at fair value at inception and on a recurring basis until redeemed, with changes in fair value presented in Change in fair value of warrants in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). These private warrants were classified within Level 3 due to the subjectivity and use of estimates in the calculation of their fair value. These warrants at measurement date, December 31, 2024, were assessed to have a fair value of $0.8 million, with no other activity for the three months ended March 31, 2025. The Company reassesses the fair values of the warrants based on updated estimates and for the three months ended March 31, 2025, there were zero unrealized losses recognized.
5. Healthcare Receivables
Healthcare receivables include pharmaceutical rebates that are accrued as they are earned and estimated based on contracted rebate rates, eligible amounts submitted to the manufacturers by the Company's pharmacy manager, pharmacy utilization volume, and historical collection patterns. Also included in Healthcare receivables are Medicare Part D settlement receivables, member premium receivables, and other CMS receivables. The Company reported $53.5 million and $51.5 million within Healthcare receivables at March 31, 2025 and December 31, 2024, respectively.
6. Related Party Transactions
Related party agreements
The Company has various contracts with IJKG Opco LLC (d/b/a CarePoint Health - Bayonne Medical Center), Hudson Hospital Opco, LLC (d/b/a CarePoint Health - Christ Hospital) and Hoboken University Medical Center Opco LLC (d/b/a CarePoint Health - Hoboken University Medical Center), which collectively do business as the CarePoint Health System ("CarePoint Health"), for the provision of inpatient and hospital-based outpatient services. Expenses and fees incurred related to Clover's contracts with CarePoint Health, recorded in Net medical claims incurred, in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), were $1.8 million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively. Additionally, $0.9 million and $1.0 million were payable to CarePoint Health at March 31, 2025 and December 31, 2024, respectively.
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
The Company has a contract with Medical Records Exchange, LLC (formerly known as "ChartFast," now d/b/a Credo) pursuant to which the Company receives administrative services related to medical records retrieval via Credo's electronic applications and web portal platform. Vivek Garipalli, the Company's Executive Chairman and significant stockholder of the Company, is an indirect owner of Credo Health Solutions, Inc. Expenses and fees incurred related to this agreement were $0.2 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively.
Since July 2, 2021, the Company has contracted with Thyme Care, Inc. ("Thyme Care"), an oncology care management company, through which Thyme Care was engaged to provide cancer care management services to the Company's Insurance members and develop a provider network to help ensure member access to high-value oncology care. The Company and Thyme Care have amended the terms of the engagement, effective April 1, 2023, to include additional clinical services available to Clover members as well as the value based payment terms. The Company entered into an agreement with Thyme Care effective September 23, 2020 where the Company purchased 1,773,049 shares (less than five percent (5%) of its class A common stock). The fair value of these shares is $1.8 million at March 31, 2025, and is recognized in Other assets, non-current, in the Condensed Consolidated Balance Sheets. In accordance with ASC 321, any changes in fair value associated with these shares are recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Mr. Garipalli is a member of the board of directors of Thyme Care and holds an equity interest of less than five percent (5%) of that entity. Expenses and fees incurred related to this agreement were $2.7 million and none for the three months ended March 31, 2025 and 2024, respectively. Additionally, $5.5 million and $3.3 million were payable to Thyme Care at March 31, 2025, and December 31, 2024, respectively.

7. Unpaid Claims
Activity within the liability for Unpaid claims, including claims adjustment expenses, for the three months ended March 31, 2025 and 2024, respectively, is summarized as follows:

Three Months Ended March 31,	2025	2024
	(in thousands)
Gross and net balance, beginning of period	$156,396	$137,100
Incurred related to:
Current year	357,864	277,871
Prior years	(11,488)	(17,647)
Total incurred	346,376	260,224
Paid related to:
Current year	229,111	84,549
Prior years	122,623	73,292
Total paid	351,734	157,841
Gross and net balance, end of period	$151,038	$239,483
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
Unpaid Claims for Insurance Operations
Unpaid claims for Insurance operations were $151.0 million at March 31, 2025. During the three months ended March 31, 2025, $122.6 million was paid for incurred claims attributable to insured events of prior years. A favorable development of $11.5 million was recognized during the three months ended March 31, 2025, resulting from the Company's actual experience with claims developing differently as compared to the Company's estimates at December 31, 2023. A favorable development of $17.6 million was recognized during the three months ended March 31, 2024, resulting from the Company's actual experience with claims developing differently as compared to the Company's estimates at December 31, 2023. Original estimates are increased or decreased, as additional information becomes known regarding individual claims. The ratio of current year medical claims paid as a percentage of current year Net medical claims incurred was 64.0% for the three months ended March 31, 2025, and 30.4% for the three months ended March 31, 2024. This ratio serves as an indicator of claims processing speed, indicating that claims were processed at a faster rate during the three months ended March 31, 2025, than during the three months ended March 31, 2024. As a result of faster claims processing, unpaid claims liability decreased which was primarily due to claim submission and payment process improvements.
8. Variable Interest Entity and Equity Method of Accounting
On February 4, 2022, Character Biosciences, Inc. (f/k/a Clover Therapeutics Company) ("Character Biosciences"), an affiliate of the Company, completed a private capital transaction in which it raised $17.9 million from the issuance of 16,210,602 shares of its preferred stock. Upon completion of the transaction, the Company owned approximately 25.46% of Character Biosciences. As a result, the Company reassessed its interest in Character Biosciences and determined that while Character Biosciences is a VIE, the Company is not considered the primary beneficiary of the VIE because it does not have the power, through voting or similar rights and the license agreements, to direct the activities of Character Biosciences that most significantly impact Character Biosciences' economic performance. Since that initial financing, Character Biosciences has completed a series of additional capital raises through the issuance of its shares, each of which diluted the Company’s ownership. As of March 31, 2025, the Company’s ownership interest in Character Biosciences had decreased to approximately 9.1%.

The Company determined that it does have a significant influence over Character Biosciences and, therefore recognizes its common stock investment in Character Biosciences using the equity method. As the Company applies the equity method, the initial value of the investment is adjusted periodically to recognize (i) the proportionate share of the investee's net income or losses after the date of investment, (ii) additional contributions made and dividends or distributions received, and (iii) impairment losses resulting from adjustments to net realizable value. The Company eliminates all intercompany transactions in accounting for equity method investments and records the proportionate share of the investee's net income or loss in equity within gain on investment on the Consolidated Statements of Operations and Comprehensive Income (Loss).
In accordance with ASC 323, the Company recognized the proportionate share of Character Bioscience's net loss up to the investment carrying amount. As of March 31, 2024, the investment carrying amount was reduced to zero through cumulative shared losses. Until such point that the Company's cumulative shared gains are in excess of the Company's cumulative shared losses, the Company cannot recognize any further activity. As a result, the Company recognized no shared loss for the three months ended March 31, 2025 and a $0.5 million shared loss for the three months ended March 31, 2024.
9. Employee Benefit Plans
Employee Savings Plan
The Company has a defined contribution retirement savings plan (the "401(k) Plan") covering eligible employees, which includes safe harbor matching contributions based on the amount of employees' contributions to the 401(k) Plan. The Company contributes to the 401(k) Plan annually 100.0% of the first 4.0% compensation that is contributed by the employee up to 4.0% of eligible annual compensation after one year of service. The Company's service contributions to the 401(k) Plan amounted to approximately $0.5 million for both the three months ended March 31, 2025 and 2024 and are included in Salaries and benefits in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The Company's cash match is invested pursuant to the participant's contribution direction. Employer contributions are immediately 100.0% vested.
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
The maximum number of shares of the Company's common stock reserved for issuance over the term of the Plans, shares outstanding under the Plans, and shares remaining under the Plans at March 31, 2025 were as follows:

March 31, 2025	Shares Authorized Under Plans	Shares Outstanding Under Plans	Shares Remaining Under Plans
2014 Plan	54,402,264	34,051,674	N/A
2020 Plan	97,638,080	39,933,917	19,766,014
2020 MIP	33,426,983	20,056,191	—
Inducement Plan	11,000,000	5,680,492	—

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
The Company recorded Stock-based compensation for stock options, RSUs, and PRSUs granted under the Plans, and discounts offered in connection with the Company's 2020 Employee Stock Purchase Plan ("ESPP") of $26.4 million and $28.8 million during the three months ended March 31, 2025 and 2024, respectively, and such expenses are presented in Salaries and benefits in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Compensation cost presented in Salaries and benefits in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) were as follows:

Three Months Ended March 31,	2025	2024
	(in thousands)
Stock options	$178	$618
RSUs	23,024	20,917
PRSUs	3,083	7,213
ESPP	152	50
Total compensation cost recognized for stock-based compensation plans	$26,437	$28,798
At March 31, 2025, there was approximately $383.0 million of unrecognized stock-based compensation expense related to unvested stock options, unvested RSUs, unvested PRSUs and the ESPP.
Stock Options
The Company did not grant stock options during the three months ended March 31, 2025 and 2024, respectively.
A summary of option activity under the 2020 Plan during the three months ended March 31, 2025, was as follows:

	Number of stock options	Weighted-average exercise price
Outstanding, January 1, 2025	804,127	$8.87
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding, March 31, 2025	804,127	$8.87

A summary of stock option activity under the 2014 Plan during the three months ended March 31, 2025, was as follows:

	Number of stock options	Weighted-average exercise price
Outstanding, January 1, 2025	23,465,666	$2.73
Granted	—	—
Exercised	(129,493)	1.66
Forfeited	(31,426)	4.09
Outstanding, March 31, 2025	23,304,747	$2.74
At March 31, 2025, outstanding stock options, substantially all of which are expected to vest, had an aggregate intrinsic value of $29.9 million, and a weighted-average remaining contractual term of four years. At March 31, 2025, there were 24,017,969 options exercisable under the Plan, with an aggregate intrinsic value of $29.9 million, a weighted-average exercise price of $2.93 per share, and a weighted-average remaining contractual term of 4.23 years. The total value of stock options exercised during the three months ended March 31, 2025 and 2024 was $0.5 million and none, respectively. Cash received from stock option exercises during the three months ended March 31, 2025 and 2024 totaled $0.2 million and none, respectively.
Restricted Stock Units
A summary of total RSU activity is presented below:

	Number of RSUs	Weighted-average grant date fair value per share
Outstanding, January 1, 2025	55,731,587	$3.67
Granted	1,026,801	3.74
Released	(10,196,954)	6.41
Forfeited	(162,162)	2.17
Outstanding, March 31, 2025	46,399,272	$3.08
Performance Restricted Stock Units
The Company has granted PRSUs to certain executives and key employees, which become eligible to vest based on achievement of certain Company or individual performance milestones (“Non-Market PRSUs”) and certain Company stock price targets (“Market PRSUs”), each as determined by the Compensation Committee. Market PRSUs will vest if prior to the vesting date the average closing price of one share of the Company's common stock for 90 consecutive days equals or exceeds a specified price. The PRSU expense referenced above is mainly attributable to Market PRSUs that vest based on pre-established milestones that primarily consist of the volume-weighted average stock closing price ranging from $20 to $30 for 90 consecutive days. The grant date fair value of the Non-Market PRSUs was based on the closing price of the Company’s Class A common stock and recognized as expense over the requisite performance period under the accelerated attribution method and is adjusted in future periods for the success or failure to achieve the specified performance condition. The grant date fair value of the Market PRSUs was determined using a Monte Carlo simulation model that incorporated multiple valuation assumptions, including the probability of achieving the specified market condition. Expense for Market PRSUs is recognized over the derived service period under the accelerated attribution method and is not adjusted in future periods for the success or failure to achieve the specified market condition.

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
At March 31, 2025, the market condition component of these PRSUs has not been met, so the awards have not been earned. This expense represents most of the PRSU expense recognized for the three months ended March 31, 2025 related to stock-based compensation plans which is presented in Salaries and benefits in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The Company has also determined the requisite service period for the PRSUs with multiple performance conditions to be the longest of the explicit, implicit, or derived service period for each tranche.
A summary of PRSU activity is presented below:

	Number of PRSUs	Weighted-average grant date fair value per share
Non-vested, January 1, 2025	29,151,407	$9.09
Granted during 2025	62,666	3.81
Vested	—	—
Forfeited	—	—
Non-vested at March 31, 2025	29,214,073	$9.08
At March 31, 2025, there was $8.8 million of unrecognized share-based compensation expense related to PRSUs.
2020 Employee Stock Purchase Plan
On January 6, 2021, the Board adopted and the Company's stockholders approved the ESPP, which permits eligible employees and service providers of either the Company or designated related companies and affiliates to contribute up to 15% of their eligible compensation during defined offering periods to purchase shares of the Company’s Class A common stock at a 15% discount from the fair market value of the common stock as determined on specific dates at specific intervals. Subject to adjustments provided in the ESPP that are discussed below, the maximum number of shares of common stock that may be purchased under the ESPP is 14,163,863 shares, and the maximum number of shares that may be purchased on any single purchase date by any one participant is 5,000 shares. At March 31, 2025, 12,627,465 shares of Class A common stock were available for issuance under the ESPP.
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
The assumptions that the Company used in the Black-Scholes option-pricing model to determine the fair value of the purchase rights under the ESPP for the most recent offering period, is as follows:

Offering period from November 23, 2024 to May 21, 2025
Weighted-average risk-free interest rate	4.5%
Expected term (in years)	0.49
Expected volatility	94.9%

10. Income Taxes
The consolidated effective tax rate of the Company for the three months ended March 31, 2025 and 2024, was 0.0% and 0.0%, respectively. The Company continues to be in a net operating loss for the three months ended March 31, 2025 and net deferred tax asset position. As a result, and in accordance with accounting standards, the Company recorded a valuation allowance to reduce the value of the net deferred tax assets to zero. The Company believes that at March 31, 2025, it had no material uncertain tax positions. Interest and penalties related to unrecognized tax expense (benefits) are recognized in income tax expense, when applicable.
There were no material liabilities for interest and penalties accrued at March 31, 2025 and December 31, 2024.
11. Net Loss per Share
Basic and diluted net loss per share from continuing operations attributable to Class A common stockholders and Class B common stockholders (collectively, "Common Stockholders") for the years indicated were calculated as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands, except for per share and share amounts)
Numerator:
Net loss from continuing operations attributable to common stockholders	$(1,274)	$(23,170)
Net income from discontinued operations attributable to common stockholders	$—	$4,000
Denominator:
Weighted average number of common shares and common share equivalents outstanding, basic and diluted	497,056,331	486,374,644

Basic and diluted loss per share from continuing operations	$—	$(0.05)
Basic and diluted earnings per share from discontinued operations	$—	$0.01
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
The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of common stock:

	Three Months Ended March 31,
	2025	2024
Options to purchase common stock	24,108,874	24,851,924
RSUs	46,399,272	49,186,140
PRSUs	29,214,073	31,829,294
Total potentially dilutive shares excluded from computation of net loss per share	99,722,219	105,867,358
12. Commitments and Contingencies
Legal Actions
Various lawsuits against the Company may arise in the ordinary course of the Company's business. Contingent liabilities arising from ordinary course litigation, income taxes and other matters are not expected to be material in relation to the financial position of the Company. At March 31, 2025, and December 31, 2024, respectively, there were no material known contingent liabilities arising outside the normal course of business other than as set forth below. In accordance with ASC No. 450-20, Loss Contingencies, we will record accruals for loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

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

13. Operating Segments
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

	Three Months Ended March 31,
Insurance Segment	2025	2024
	(in thousands)
Premiums earned, net (net of ceded premiums)	$456,906	$341,722
Less:
Net medical claims incurred	367,887	266,076
Salaries and benefits	58,329	58,335
General and administrative expenses	50,080	43,901
Segment net loss	$(19,390)	$(26,590)

Reconciliation:
Elimination of intersegment profits	$14,445	$914
Other income	5,425	5,200
Other salaries and benefits	(693)	(888)
Other general and administrative expenses	(595)	(668)
Depreciation and amortization	(466)	(318)
Restructuring costs	—	(353)
Loss on investment	—	(467)
Net loss from continuing operations	$(1,274)	$(23,170)

Total Assets	$412,426	$498,360
14. Dividend Restrictions
The Company's regulated insurance subsidiaries are subject to regulations and standards in their respective jurisdictions. These standards, among other things, require these subsidiaries to maintain specified levels of statutory capital and limit the timing and amount of dividends and other distributions that may be paid to their parent companies. Therefore, the Company's regulated insurance subsidiaries' ability to declare and pay dividends is limited by state regulations including obtaining prior approval by the New Jersey Department of Banking and Insurance. At March 31, 2025 and December 31, 2024, neither of the regulated insurance subsidiaries had been authorized nor paid any dividends.
15. Restructuring costs
On April 17, 2023, the Company announced it would implement certain business transformation initiatives, including an agreement to move its core MA operational platform to UST HealthProof’s (“UST HealthProof”) and additional corporate restructuring actions. The agreement with UST HealthProof includes the transition of certain of the Company’s plan operation functions in support of its Medicare Advantage members pursuant to a master services agreement. In addition to the arrangement with UST HealthProof, in April 2023 the Company conducted a reduction in force to better align its Selling, General, and Administrative cost structure with its revenue base. This restructuring resulted in the elimination of approximately 10% of the Company's workforce. The Company incurred costs related to these business transformation initiatives, which consisted of employee termination benefits, vendor related costs, and other costs, which are accounted for as exit and disposal costs and recorded pursuant to ASC 420, Exit or Disposal Cost Obligations. These activities were concluded by December 31, 2024. During the three months ended March 31, 2025 and 2024, the Company recognized zero and $0.4 million, respectively, of expenses related to these activities in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As of March 31, 2025, the remaining vendor-related liability is being reduced through the contractually scheduled payments. This liability is recognized within Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets.

16. Discontinued Operations
On December 1, 2023, the Company notified CMS that it would no longer participate as a REACH ACO in connection with the 2024 performance year. The Company’s exit from the ACO REACH Program was made after the Company determined that it was in its best interest to fully exit the program, following its November 2022 announcement of a strategic reduction in the number of ACO REACH participating physicians in 2023. Subsequent to the 2023 performance year, the remaining activities related to the December 2024 settlement with CMS for prior performance years. During the three months ended March 31, 2025 and 2024, the Company recognized net income of zero and $4.0 million, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2025, contained in this Quarterly Report on Form 10-Q (the "Form 10-Q") and the audited consolidated financial statements and notes thereto for the year ended December 31, 2024, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the "SEC") on March 3, 2025 (the "2024 Form 10-K"). This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of the 2024 Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. See "Cautionary Note Regarding Forward-Looking Statements" for additional information. Unless the context otherwise requires, references in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" to "we," "us," "our," "Clover," "Clover Health," and the "Company" mean the business and operations of Clover Health Investments, Corp. and its consolidated subsidiaries.
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
We operate Preferred Provider Organization ("PPO") and Health Maintenance Organization ("HMO") Medicare Advantage ("MA") plans for Medicare-eligible individuals. We aim to provide high-quality, affordable healthcare for all Medicare beneficiaries. Among plans with similar major characteristics, we offer most members in our MA plans (the "members") among the lowest average out-of-pocket costs for primary care provider and specialist co-pays in their markets. We strongly believe in providing our members provider choice, and we consider our PPO plans to be our flagship insurance product. An important feature of our MA product is wide network access. We believe the use of Clover Assistant and related data insights allows us to improve clinical decision-making through a highly scalable platform. At March 31, 2025, we operated our MA plans in five states and 200 counties, with 103,418 members.
Key Performance Measures
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

The following table presents key financial measures for the periods indicated:

	Three Months Ended March 31,
	2025		2024
	Total	PMPM (1)	Total	PMPM (1)
	(amounts in thousands, except PMPM amounts)
Insurance members at period end (#)	103,418	N/A	79,527	N/A
Premiums earned, gross	$457,001	$1,494	$341,823	$1,437
Premiums earned, net	$456,906	$1,494	$341,722	$1,437
Insurance medical claim expense incurred, gross	$368,026	$1,178	$267,475	$1,125
Insurance net medical claims incurred	$367,887	$1,178	$266,076	$1,119
Benefits expense ratio, gross	86.2%	N/A	83.6%	N/A
Benefits expense ratio, net	86.1%	N/A	83.2%	N/A
Adjusted SG&A	$83,107	N/A	$74,940	N/A
Adjusted EBITDA	$25,782	N/A	$6,820	N/A
Adjusted Net income from continuing operations	$25,316	N/A	$6,035	N/A
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

Insurance gross medical claims incurred
Insurance gross medical claims incurred reflects claims incurred, excluding amounts ceded to reinsurers, and the costs associated with processing those claims. We believe gross medical claims incurred provides useful insight into the gross medical expense incurred by members and allows us to evaluate our underwriting performance without regard to changes in our underlying reinsurance structure.
Insurance gross medical claims incurred excludes the effects of medical claims and associated costs ceded to reinsurers, and therefore should not be used as a substitute for Net claims incurred, Total operating expenses, or any other measure presented in accordance with GAAP.
Insurance net medical claims incurred
Insurance net medical claims incurred are our medical expenses and consist of the costs of claims, including the costs incurred for claims net of amounts ceded to reinsurers. We enter into reinsurance contracts to limit our exposure to potential catastrophic losses. These expenses generally vary based on the total number of members and their utilization rate of our services.
Non-GAAP Financial Measures
We use non-GAAP measures in this Form 10-Q, including Insurance BER, Adjusted SG&A and Adjusted EBITDA. These non-GAAP financial measures are provided to enhance the reader's understanding of Clover Health's past financial performance and our prospects for the future. Clover Health's management team uses these non-GAAP financial measures in assessing Clover Health's performance, as well as in planning and forecasting future periods. These non-GAAP financial measures are not computed according to generally accepted accounting principles in the United States ("GAAP"), and the methods we use to compute them may differ from the methods used by other companies. Non-GAAP financial measures are supplemental to and should not be considered a substitute for financial information presented in accordance with GAAP and should be read only in conjunction with our condensed consolidated financial statements prepared in accordance with GAAP.
For a description of these non-GAAP financial measures, including the reasons management uses such measures, and the reconciliations of these non-GAAP financial measures to the comparable GAAP measures, please see "Benefits expense ratio, gross and net", "Adjusted SG&A" and "Adjusted EBITDA" below.
Benefits expense ratio, gross and net
Benefits expense ratio ("Insurance BER") is a non-GAAP financial measure. We calculate our Insurance BER by taking the total of Insurance net medical expenses incurred and quality improvements, and dividing that total by premiums earned on a net basis, in a given period. Quality improvements include expenses associated with activities that improve health outcomes, as defined by the U.S. Department of Health and Human Services ("HHS"), as well as those directly tied to enhancing healthcare quality, such as the Company's spend on health information technology, wellness and prevention programs, initiatives to reduce hospital readmissions, and our clinically focused Member Rewards program. We believe our Insurance BER is useful to management, investors, and others because it offers a clearer and more accurate representation of our investment in healthcare quality and member engagement, and gives a comprehensive view of costs related to maintaining and improving the quality of care of our members, which is crucial for sustaining member satisfaction and adherence to treatment regimens.

The tables below provide reconciliations of Net medical claims incurred and Premiums earned on a gross and net basis which are GAAP measures, to Insurance BER, a non-GAAP measure.

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net medical claims incurred, gross (GAAP):	$368,026	$267,475
Adjustments
Quality improvements	25,712	18,205
Benefits expense, gross (non-GAAP)	$393,738	$285,680

Premiums earned, gross (GAAP)	$457,001	$341,823
Benefits expense ratio, gross (non-GAAP)	86.2%	83.6%

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net medical claims incurred, net (GAAP):	$367,887	$266,076
Adjustments
Quality improvements	25,712	18,205
Benefits expense, net (non-GAAP)	$393,599	$284,281

Premiums earned, net (GAAP)	$456,906	$341,722
Benefits expense ratio, net (non-GAAP)	86.1%	83.2%
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
The table below provides a reconciliation of Total SG&A, a GAAP financial measure, to Adjusted SG&A, a non-GAAP measure:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Salaries and benefits	$59,022	$59,223
General and administrative expenses	50,675	44,569
Total SG&A (GAAP)	109,697	103,792
Adjustments
Stock-based compensation	(26,437)	(28,798)
Non-recurring legal expenses and settlements	(153)	(54)
Adjusted SG&A (non-GAAP)	$83,107	$74,940

Total revenues (GAAP)	$462,331	$346,922
Adjusted SG&A (non-GAAP) as a percentage of Total revenues	18.0%	21.6%

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
The table below provides a reconciliation of Net loss from continuing operations, a GAAP financial measure, to Adjusted EBITDA, a non-GAAP financial measure:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net loss from continuing operations (GAAP):	$(1,274)	$(23,170)
Adjustments
Depreciation and amortization	466	318
Loss on investment	—	467
Stock-based compensation	26,437	28,798
Restructuring costs	—	353
Non-recurring legal expenses and settlements	153	54
Adjusted EBITDA (non-GAAP)	$25,782	$6,820
Adjusted Net income from continuing operations
Adjusted Net income from continuing operations is a non-GAAP financial measure defined by us as net loss from continuing operations before stock-based compensation, premium deficiency reserve benefit, restructuring costs, non-recurring legal expenses and settlement, and impairment of goodwill and other intangible assets. Adjusted Net income from continuing operations is a key measure used by our management team and the board of directors to understand and evaluate our operating performance and trends. We believe that Adjusted Net income from continuing operations is helpful to investors in assessing the Company’s financial performance in the same manner as our management and our board of directors.

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net loss from continuing operations (GAAP)	$(1,274)	$(23,170)
Adjustments
Stock-based compensation	26,437	28,798
Restructuring costs	—	353
Non-recurring legal expenses and settlements	153	54
Adjusted Net income from continuing operations (non-GAAP)	$25,316	$6,035

Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
The following table summarizes our condensed consolidated results of operations for the three months ended March 31, 2025 and 2024. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended March 31,		Change Between 2025 and 2024
	2025	2024	($)	(%)
	(in thousands)
Revenues
Premiums earned, net (Net of ceded premiums of $95 and $101 for the three months ended March 31, 2025 and 2024, respectively)	$456,906	$341,722	$115,184	33.7%
Other income	5,425	5,200	225	4.3
Total revenues	462,331	346,922	115,409	33.3

Operating expenses
Net medical claims incurred	353,442	265,162	88,280	33.3
Salaries and benefits	59,022	59,223	(201)	(0.3)
General and administrative expenses	50,675	44,569	6,106	13.7
Depreciation and amortization	466	318	148	46.5
Restructuring costs	—	353	(353)	*
Total operating expenses	463,605	369,625	93,980	25.4
Loss from continuing operations	(1,274)	(22,703)	21,429	(94.4)

Loss on investment	—	467	(467)	*
Net loss from continuing operations	(1,274)	(23,170)	21,896	(94.5)
Net income from discontinued operations	—	4,000	(4,000)	*
Net loss	$(1,274)	$(19,170)	$17,896	(93.4)%
*    Not presented because the current or prior period amount is zero or the amount for the line item changed from a gain to a loss (or vice versa) and thus yields a result that is not meaningful.
Premiums earned, net
Premiums earned, net increased $115.2 million, or 34%, to $456.9 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase was primarily driven by growth in our members, which increased approximately 30%.
Other income
Other income remained materially consistent, increasing by $0.2 million, or 4%, to $5.4 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024.
Net medical claims incurred
Net medical claims incurred increased $88.3 million, or 33%, to $353.4 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase was primarily driven by growth in our members, which increased approximately 30%.
Salaries and benefits
Salaries and benefits remained materially consistent, decreasing by $0.2 million to $59.0 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

General and administrative expenses
General and administrative expenses increased $6.1 million, or 14%, to $50.7 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase was primarily driven by higher professional fees and higher broker fees, with the latter being driven by membership growth during the most recent annual enrollment period.
Liquidity and Capital Resources
We manage our liquidity and financial position in the context of our overall business strategy. We continually forecast and manage our cash, investments, working capital balances, and capital structure to meet the short-term and long-term obligations of our businesses while seeking to maintain liquidity and financial flexibility.
Historically, we have financed our operations primarily from the proceeds we received through premiums earned under our MA plans. We expect that our cash, cash equivalents, investments, and our current projections of cash flows, taken together, will be sufficient to meet our projected operating and regulatory requirements for the next 12 months based on our current plans. Our future capital requirements will depend on many factors, including our needs to support our business growth, to respond to business opportunities, challenges or unforeseen circumstances, or for other reasons. We may be required to seek additional equity or debt financing to provide the capital required to maintain or expand our operations. Any future equity financing may be dilutive to our existing investors, and any future debt financing may include debt service requirements and financial and other restrictive covenants that may constrain our operations and growth strategies. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.
Consolidated Entities
Our cash equivalents and investment securities consist primarily of money market funds, U.S. government debt securities, and corporate debt securities. At March 31, 2025 and December 31, 2024, total cash, cash equivalents, and investments were $390.8 million and $437.6 million, respectively. These totals consist of $235.4 million and $243.1 million at March 31, 2025 and December 31, 2024, respectively, that specifically relate to available-for-sale and held-to-maturity investment securities.
Unregulated Entities
At March 31, 2025 and December 31, 2024, total cash, cash equivalents, and investments for the parent company, Clover Health Investments, Corp., and unregulated subsidiaries were $125.9 million and $151.5 million, respectively, with the increase at December 31, 2024 primarily reflecting cash provided by operating activities. We operate as a holding company in a highly regulated industry. As such, we may receive dividends and administrative expense reimbursements from our subsidiaries, two of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated insurance subsidiaries. Cash, cash equivalents, and investments at the parent company were $116.2 million and $146.8 million at March 31, 2025 and December 31, 2024, respectively. Our unregulated subsidiaries held $9.7 million and $4.8 million of cash, cash equivalents, and investments at March 31, 2025 and December 31, 2024, respectively.
Regulated Entities
At March 31, 2025 and December 31, 2024 total cash, cash equivalents, and investments for our regulated subsidiaries were $265.0 million and $286.1 million, respectively. Additionally, our regulated insurance subsidiaries held $235.4 million and $243.1 million of available-for-sale and held-to-maturity investment securities at March 31, 2025 and December 31, 2024, respectively. Our use of operating cash derived from our unregulated subsidiaries is generally not restricted by departments of insurance (or comparable state regulatory agencies). Our regulated insurance subsidiaries have not paid dividends to the parent, and applicable insurance laws restrict the ability of our regulated insurance subsidiary to declare and pay dividends to the parent. Insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amounts calculated under any applicable formula would be permitted. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our regulated insurance subsidiary may in the future adopt statutory provisions more restrictive than those currently in effect.
For a detailed discussion of our regulatory requirements, including aggregate statutory capital and surplus as well as dividends paid from the subsidiaries to the parent, please refer to Notes 19 "Dividend Restrictions", 20 "Statutory Equity", and 21 "Regulatory Matters" in the 2024 Form 10-K.

Cash Flows
The following table summarizes our condensed consolidated cash flows for the three months ended March 31, 2025 and 2024.

Three Months Ended March 31,	2025	2024
	(in thousands)
Cash Flows Data:
Net cash (used in) provided by operating activities from continuing operations	$(16,293)	$33,954
Net cash provided by investing activities	8,930	9,185
Net cash used in financing activities	(31,741)	(3,359)
(Decrease) increase in cash and cash equivalents from continuing operations	$(39,104)	$39,780
Cash Requirements
Our cash requirements within the next twelve months include medical claims payable, accounts payable and accrued liabilities, current liabilities, purchase commitments, and other obligations. We expect the cash required to meet these obligations to be primarily generated through cash, cash equivalents, short-term investments, and our current projections of cash flows from operations.
Operating Activities from Continuing Operations
Our largest source of operating cash flows is capitated payments from CMS. Our primary uses of cash from operating activities are payments for medical benefits and payments of operating expenses.
For the three months ended March 31, 2025, Net cash used in operating activities from continuing operations was $16.3 million, which reflects a Net loss from continuing operations of $1.3 million. Non-cash activities primarily included a $26.4 million charge to Stock-based compensation expense.
For the three months ended March 31, 2024, Net cash provided by operating activities from continuing operations was $34.0 million, which reflects a Net loss from continuing operations of $23.2 million. Non-cash activities primarily included a $28.8 million charge to Stock-based compensation expense and a $0.5 million Loss on investment.
Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2025 of $8.9 million was primarily due to $42.3 million provided from the sale and maturity of investment securities. This was offset by $33.2 million used to purchase investments.
Net cash provided by investing activities for the three months ended March 31, 2024, of $9.2 million was primarily due to $33.7 million provided from the sale and maturity of investment securities. This was offset by $24.1 million used to purchase investments.
For additional information regarding our investing activities, please refer to Note 3 "Investment Securities" to our condensed consolidated financial statements included in this Form 10-Q.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2025 of $31.7 million was primarily the result of the acquisition of $13.7 million in Treasury stock and repurchases of $18.3 million of Class A Common stock.
Net cash used in financing activities for the three months ended March 31, 2024 of $3.4 million was primarily the result of the acquisition of $3.4 million in Treasury stock.
Financing Arrangements
There have been no material changes to our financing arrangements at March 31, 2025.

Contractual Obligations and Commitments
We believe that funds from projected future operating cash flows, cash, cash equivalents, and investments will be sufficient for future operations and commitments, and for capital acquisitions and other strategic transactions, over at least the next 12 months.
Material cash requirements from known contractual obligations and commitments at March 31, 2025 include operating lease obligations of $2.3 million. These commitments are associated with contracts that were enforceable and legally binding at March 31, 2025, and that specified all significant terms, including fixed or minimum serves to be used, fixed, minimum, or variable price provisions, and the approximate timing of the actions under the contracts. There were no other material cash requirements from known contractual obligations and commitments at March 31, 2025. For additional information regarding our remaining estimated contractual obligations and commitments, see Note 12 "Commitments and Contingencies" in the accompanying notes to the condensed consolidated financial statements included in this Form 10-Q.
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
Critical Accounting Policies and Estimates
We believe that the accounting policies and estimates involve a significant degree of judgment and complexity. There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2025, as compared to the critical accounting policies and estimates disclosed in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 2024 Form 10-K.
Recently Issued and Adopted Accounting Pronouncements
See Note 2 "Summary of Significant Accounting Policies" in the accompanying notes to the condensed consolidated financial statements included in this Form 10-Q for a discussion of accounting pronouncements recently adopted and recently issued accounting pronouncements not yet adopted and their potential impact to our condensed consolidated financial statements.
About Non-GAAP Financial Measures
We use non-GAAP measures including Insurance BER, Adjusted EBITDA, Adjusted SG&A, Adjusted SG&A as a percentage of revenue, and Adjusted Net Income. These non-GAAP financial measures are provided to enhance the reader's understanding of Clover Health's past financial performance and our prospects for the future. Clover Health's management team uses these non-GAAP financial measures in assessing Clover Health's performance, as well as in planning and forecasting future periods. These non-GAAP financial measures are not computed according to GAAP, and the methods we use to compute them may differ from the methods used by other companies. Non-GAAP financial measures are supplemental to and should not be considered a substitute for financial information presented in accordance with generally accepted accounting principles in the United States (“GAAP”) and should be read only in conjunction with our condensed consolidated financial statements prepared in accordance with GAAP. Readers are encouraged to review the reconciliations of these non-GAAP financial measures to the comparable GAAP measures, which are included above, together with other important financial information, including our other filings with the SEC, on the Investor Relations page of our website at investors.cloverhealth.com.
For a description of these non-GAAP financial measures, including the reasons management uses such measures, please see "Benefits expense ratio, gross and net", "Adjusted EBITDA", "Adjusted SG&A", and "Adjusted Net Income from continuing operations" above.

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
We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. Our investment policy is focused on preservation of capital, liquidity and earning a modest yield. Substantially all of our investment portfolio is invested in U.S. Treasury fixed maturity securities. At March 31, 2025, none of our fixed maturity securities portfolio was unrated or rated below investment grade.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our "Certifying Officers"), the effectiveness of our disclosure controls and procedures at March 31, 2025, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Certifying Officers concluded that, at March 31, 2025, our disclosure controls and procedures were effective.
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
Information concerning legal proceedings can be found in Note 12 (Commitments and Contingencies) in the accompanying notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, which information is incorporated by reference into this item.
Item 1A. Risk Factors
Except as subsequently disclosed in our periodic reports, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A of the 2024 Form 10-K. In the course of conducting our business operations, we are exposed to a variety of recurring and new risks, any of which have affected or could materially adversely affect our business, financial condition, and results of operations. The market price of our Class A common stock could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occurs. Any factor described in this report or in any of our other SEC filings could by itself, or together with other factors, adversely affect our financial results and condition. For a discussion of risk factors that could adversely affect our financial results and condition, and the value of, and return on, an investment in the Company, please see the "Item 1A. Risk Factors" section included in the 2024 Form 10-K, as well as the factors identified under "Cautionary Note Regarding Forward-Looking Statements" at the beginning of Part I, Item 1 of this Form 10-Q and as may be updated in subsequent filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 6, 2024, the Board of Directors of the Company authorized the repurchase of up to $20,000,000 in shares of the Company’s outstanding Class A Common Stock over a two year period. The timing, manner, price and amount of any repurchases are determined by the discretion of management, depending on market conditions and other factors. Repurchases may be made through open market purchases, including through Rule 10b5-1 trading plans, block trades or privately negotiated purchases or otherwise. The exact number of shares to be repurchased by the Company, if any, is not guaranteed, and there is no minimum number of shares that the Company is required to purchase. Depending on market conditions and other factors, these repurchases may be commenced, suspended or discontinued at any time or periodically without prior notice. As of March 31, 2025, there are no remaining shares available for repurchase as the total authorized dollar value of shares under the repurchase plan has been achieved.
The monthly share repurchases that occurred during the three months ended March 31, 2025 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plan or Program
January 1 - January 31, 2025	—	$—	—	$18,246,205
February 1 - February 28, 2025	—	—	—	18,246,205
March 1 - March 31, 2025	5,069,423	3.60	5,069,423	—
Total	5,069,423		5,069,423
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
During the three months ended March 31, 2025, as described below, two of the Company’s officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act). None of the Company's directors (as defined in Rule 16a-1(f) of the Exchange Act) entered into such a trading arrangement during the quarter.
On March 3, 2025, Conrad Wai, the Chief Executive Officer of Counterpart Health, Inc., our subsidiary, adopted a Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The trading plan was entered into during an open trading window in accordance with the Company’s Insider Trading Policy and includes a cooling-off period of 90 days. The plan provides for the potential sale of up to 1,725,426 shares of the Company’s Class A Common Stock, subject to specified market price conditions and other terms, beginning no earlier than June 4, 2025, and ending no later than June 3, 2026. Mr. Wai has informed the Company that the purpose of the trading plan is to facilitate personal financial planning, including tax and diversification strategies. Any transactions under the plan will be disclosed publicly through Form 4 filings with the Securities and Exchange Commission, as applicable.
On March 13, 2025, Jamie Reynoso, our Chief Executive Officer of Medicare Advantage, adopted a Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The trading plan was entered into during an open trading window in accordance with the Company’s Insider Trading Policy and includes a cooling-off period of 90 days. The plan provides for the potential sale of up to 336,824 shares of the Company’s Class A Common Stock, subject to specified market price conditions and other terms, beginning no earlier than June 12, 2025, and ending no later than March 20, 2026. Ms. Reynoso has informed the Company that the purpose of the trading plan is to facilitate personal financial planning, including tax and diversification strategies. Any transactions under the plan will be disclosed publicly through Form 4 filings with the Securities and Exchange Commission, as applicable.
The Company undertakes no obligation to update or revise the information provided with respect to any Rule 10b5-1 trading plans that may be adopted by its officers or directors, except as required by law.

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

CLOVER HEALTH INVESTMENTS, CORP.

Date: May 9, 2025	By:	/s/ Andrew Toy
Andrew Toy
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2025	By:	/s/ Peter Kuipers
Peter Kuipers
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)