Form 10-Q
period 2025-06-30
CLOVER HEALTH INVESTMENTS, CORP. /DE
filed 2025-08-08
CIK 1801170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At August 1, 2025, the registrant had 420,139,394 shares of Class A Common Stock, $0.0001 par value per share, and 92,373,157 shares of Class B Common Stock, $0.0001 par value per share, issued and outstanding.

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

PART 1
Item 1. Financial Statements and Supplementary Data
CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$188,648	$194,543
Investment securities, available-for-sale (Amortized cost: 2025: $11,161; 2024: $27,153)	10,856	26,997
Investment securities, held-to-maturity (Fair value: 2025: $1,766; 2024: $15)	1,768	15
Accrued retrospective premiums	84,454	41,253
Healthcare receivables	46,893	51,539
Prepaid expenses	15,252	13,174
Other assets, current	15,068	15,603
Total current assets	362,939	343,124

Investment securities, available-for-sale (Amortized cost: 2025: $174,988; 2024: $203,147)	175,470	201,719
Investment securities, held-to-maturity (Fair value: 2025: $12,370; 2024: $13,913)	12,526	14,343
Property and equipment, net	5,201	5,307
Other intangible assets	2,990	2,990
Other assets, non-current	15,861	13,259
Total assets	$574,987	$580,742

Liabilities and Stockholders' Equity
Current liabilities
Unpaid claims	$139,660	$156,396
Accounts payable and accrued expenses	33,951	34,564
Accrued salaries and benefits	25,184	19,090
Other liabilities, current	3,153	3,466
Total current liabilities	201,948	213,516

Other liabilities, non-current	28,860	26,083
Total liabilities	230,808	239,599
Commitments and Contingencies (Note 12)
Stockholders' equity
Class A Common Stock, $0.0001 par value; 2,500,000,000 shares authorized at June 30, 2025 and December 31, 2024; 418,386,775 and 414,493,051 issued and outstanding at June 30, 2025 and December 31, 2024, respectively	42	41
Class B Common Stock, $0.0001 par value; 500,000,000 shares authorized at June 30, 2025 and December 31, 2024; 92,375,003 and 89,032,305 issued and outstanding at June 30, 2025 and December 31, 2024, respectively	9	9
Additional paid-in capital	2,630,021	2,576,471
Accumulated other comprehensive income (loss)	177	(1,584)
Accumulated deficit	(2,214,655)	(2,202,803)
Less: Treasury stock, at cost; 28,132,383 and 18,752,947 shares held at June 30, 2025 and December 31, 2024, respectively	(71,415)	(30,991)
Total stockholders' equity	344,179	341,143
Total liabilities and stockholders' equity	$574,987	$580,742
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands, except per share and share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Premiums earned, net (Net of ceded premiums of $96 and $102 for the three months ended June 30, 2025 and 2024 respectively, and $192 and $203 for the six months ended June 30, 2025 and 2024, respectively.)	$469,826	$349,900	$926,732	$691,622
Other income	7,794	6,360	13,219	11,560
Total revenues	477,620	356,260	939,951	703,182

Operating expenses:
Net medical claims incurred	377,992	248,347	731,434	513,509
Salaries and benefits	61,309	55,499	120,331	114,722
General and administrative expenses	48,484	44,424	99,159	88,993
Depreciation and amortization	394	330	860	648
Restructuring costs	—	473	—	826
Total operating expenses	488,179	349,073	951,784	718,698
(Loss) income from continuing operations	(10,559)	7,187	(11,833)	(15,516)

Change in fair value of warrants	19	17	19	17
Loss on investment	—	—	—	467
Net (loss) income from continuing operations	(10,578)	7,170	(11,852)	(16,000)
Net income from discontinued operations	—	238	—	4,238
Net (loss) income	$(10,578)	$7,408	$(11,852)	$(11,762)

Per share data:
Basic weighted average number of class A and class B common shares and common share equivalents outstanding	509,043,210	487,483,087	508,893,753	487,575,520
Diluted weighted average number of class A and class B common shares and common share equivalents outstanding	509,043,210	495,179,955	508,893,753	487,575,520
Continuing operations:
Basic (loss) earnings per share	$(0.02)	$0.01	$(0.02)	$(0.03)
Diluted (loss) earnings per share	$(0.02)	$0.01	$(0.02)	$(0.03)
Discontinued operations:
Basic earnings per share	$—	$—	$—	$0.01
Diluted earnings per share	$—	$—	$—	$0.01

Net unrealized gain on available-for-sale investments	251	301	1,761	111
Comprehensive (loss) income	$(10,327)	$7,709	$(10,091)	$(11,651)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2023	401,183,882	$40	87,867,732	$9	7,912,750	$(12,729)	$2,461,238	$(2,159,794)	$(2,370)	286,394
Stock issuance for exercise of stock options, net of early exercise liability	83	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	28,798	—	—	28,798
Vested restricted stock units	8,672,362	1	1,781,633	—	—	—	—	—	—	1
Unrealized holdings gain on investment securities, available for sale	—	—	—	—	—	—	—	—	(190)	(190)
Shares withheld for taxes on equity awards	(3,700,995)	—	—	—	3,700,995	(3,359)	—	—	—	(3,359)
Net loss	—	—	—	—	—	—	—	(19,170)	—	(19,170)
Balance, March 31, 2024	406,155,332	$41	89,649,365	$9	11,613,745	$(16,088)	$2,490,036	$(2,178,964)	$(2,560)	$292,474
Stock issuance for exercise of stock options, net of early exercise liability	61,212	—	—	—	—	—	23	—	—	23
Stock-based compensation	—	—	—	—	—	—	27,900	—	—	27,900
Vested restricted stock units	3,003,054	—	—	—	—	—	—	—	—	—
Unrealized holdings gain on investment securities, available for sale	—	—	—	—	—	—	—	—	301	301
Shares withheld for taxes on equity awards	(1,122,347)	—	—	—	1,122,347	(1,446)	—	—	—	(1,446)
Issuance of Common Stock under Employee Stock Purchase Plan	227,502	—	—	—	—	—	—	—	—	—
Repurchases of Common Stock	(1,838,309)	—	—	—	1,838,309	(1,772)	—	—	—	(1,772)
Net income	—	—	—	—	—	—	—	7,408	—	7,408
Balance, June 30, 2024	406,486,444	$41	89,649,365	$9	14,574,401	$(19,306)	$2,517,959	$(2,171,556)	$(2,259)	$324,888

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2024	414,493,051	$41	89,032,305	$9	18,752,947	$(30,991)	$2,576,471	$(2,202,803)	$(1,584)	$341,143
Stock issuance for exercise of stock options, net of early exercise liability	139,709	—	—	—	—	—	215	—	—	215
Stock-based compensation	—	—	—	—	—	—	26,437	—	—	26,437
Vested restricted stock units	6,431,417	1	3,342,698	—	—	—	—	—	—	1
Unrealized holdings gain on investment securities, available for sale	—	—	—	—	—	—	—	—	1,510	1,510
Shares withheld for taxes on equity awards	(1,833,218)	—	—	—	1,833,218	(13,659)	—	—	—	(13,659)
Repurchases of common stock	(5,069,423)	(1)	—	—	5,069,423	(18,297)	—	—	—	(18,298)
Net loss	—	—	—	—	—	—	—	(1,274)	—	(1,274)
Balance, March 31, 2025	414,161,536	$41	92,375,003	$9	25,655,588	$(62,947)	$2,603,123	$(2,204,077)	$(74)	$336,075
Stock issuance for exercise of stock options, net of early exercise liability	97,249	—	—	—	—	—	148	—	—	148
Stock-based compensation	—	—	—	—	—	—	26,195	—	—	26,195
Vested restricted stock units	6,417,884	1	—	—	—	—	—	—	—	1
Unrealized holdings gain on investment securities, available for sale	—	—	—	—	—	—	—	—	251	251
Shares withheld for taxes on equity awards	(2,476,795)	—	—	—	2,476,795	(8,468)	—	—	—	(8,468)
Issuance of Common Stock under Employee Stock Purchase Plan	186,901	—	—	—	—	—	555	—	—	555
Net loss	—	—	—	—	—	—	—	(10,578)	—	(10,578)
Balance, June 30, 2025	418,386,775	$42	92,375,003	$9	28,132,383	$(71,415)	$2,630,021	$(2,214,655)	$177	344,179
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(11,852)	$(11,762)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	860	648
Stock-based compensation	52,632	56,698
Change in fair value of warrants and amortization of warrants	19	17
Accretion, net of amortization	(946)	(1,618)
Change in accrued interest earned	347	(463)
Net realized gains on investment securities	(437)	(5)
Loss on investment	—	467
Changes in operating assets and liabilities:
Accrued retrospective premiums	(43,201)	(31,816)
Prepaid expenses	(2,078)	(99)
Other assets	(2,084)	(6,690)
Healthcare receivables	4,646	(2,575)
Unpaid claims	(16,736)	63,450
Accounts payable and accrued expenses	(613)	3,257
Accrued salaries and benefits	6,094	11,449
Other liabilities	2,464	(1,261)
Net cash (used in) provided by operating activities from continuing operations	(10,885)	79,697
Net cash used in operating activities from discontinued operations	—	(9,005)
Net cash (used in) provided by operating activities	(10,885)	70,692
Cash flows from investing activities:
Purchases of short-term investments, available-for-sale, and held-to-maturity securities	(59,864)	(51,670)
Proceeds from sales of short-term investments and available-for-sale securities	79,313	—
Proceeds from maturities of short-term investments and available-for-sale securities	25,801	66,651
Purchases of property and equipment	(754)	(842)
Net cash provided by investing activities	44,496	14,139
Cash flows from financing activities:
Issuance of common stock, net of early exercise liability	363	23
Issuance of common stock under employee stock purchase plan, net of stock issuance costs	555	—
Cash paid for shares withheld related to stock-based compensation	(22,127)	(4,805)
Repurchases of common stock	(18,297)	(1,772)
Net cash used in financing activities	(39,506)	(6,554)
Net (decrease) increase in cash and cash equivalents	(5,895)	78,277
Cash and cash equivalents, beginning of period	194,543	176,494
Cash and cash equivalents, end of period	$188,648	$254,771
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

The areas involving the most significant use of estimates are the amounts of incurred but not reported claims. Many factors can cause actual outcomes to deviate from these assumptions and estimates, such as changes in economic conditions, changes in government healthcare policy (including CMS's May 2025 announcement of its intention to significantly increase the volume of Risk Adjustment Data Validation ("RADV") audits), advances in medical technology, changes in treatment patterns, and changes in average lifespan. Accordingly, the Company cannot determine with precision the ultimate amounts that it will pay for, or the timing of payment of actual claims, or whether the assets supporting the liabilities will grow to the level the Company assumes prior to payment of claims. If the Company's actual experience is different from its assumptions or estimates, the Company's reserves may prove inadequate. As a result, the Company would incur a charge to operations in the period in which it determines such a shortfall exists, which could have a material adverse effect on the Company's business, results of operations, and financial condition. Other areas involving significant estimates include risk adjustment provisions related to Medicare contracts and the valuation of the Company's investment securities, reinsurance, premium deficiency reserve, stock-based compensation, recoveries from third parties for coordination of benefits, and final determination of medical cost adjustment pools.
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
Deferred acquisition costs
Acquisition costs directly related to the successful acquisition of new business, which are primarily made up of commissions costs, are deferred and subsequently amortized. Deferred acquisition costs are recorded within Other assets, current in the Condensed Consolidated Balance Sheets and are amortized over the estimated life of the related contracts. The amortization of deferred acquisition costs is recorded within General and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). For the three months ended June 30, 2025 and 2024, charges related to deferred acquisition costs of $4.3 million and $1.8 million, respectively. For the six months ended June 30, 2025 and 2024, charges related to deferred acquisition costs of $7.1 million and $2.8 million, respectively, were recognized within General and administrative expenses.

Reclassifications
Certain amounts presented in prior periods have been reclassified to conform to the current presentation.
Recent accounting pronouncements
Recently adopted accounting pronouncements
There have been no new accounting pronouncements adopted during the six months ended June 30, 2025 that had a material impact on the Company's condensed consolidated financial statements.
Accounting pronouncements effective in future periods
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update aim to provide more transparency regarding tax disclosures mainly related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, however, these disclosures are not required for interim periods. The Company is currently evaluating the impact of ASU 2023-09 on its consolidated financial statements and related disclosures.
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
3. Investment Securities
The following tables present amortized cost and fair values of investments at June 30, 2025 and December 31, 2024, respectively:

June 30, 2025	Amortized cost	Accumulated unrealized gains	Accumulated unrealized losses	Fair value
	(in thousands)
Investment securities, held-to-maturity
U.S. government and government agencies and authorities	$14,294	$—	$(158)	$14,136
Investment securities, available-for-sale
U.S. government and government agencies and authorities	116,327	583	(583)	116,327
Corporate debt securities	69,541	248	(71)	69,718
Other	281	—	—	281
Total held-to-maturity and available-for-sale investment securities	$200,443	$831	$(812)	$200,462

December 31, 2024	Amortized cost	Accumulated unrealized gains	Accumulated unrealized losses	Fair value
	(in thousands)
Investment securities, held-to-maturity
U.S. government and government agencies and authorities	$14,358	$—	$(430)	$13,928
Investment securities, available-for-sale
U.S. government and government agencies and authorities	139,597	212	(1,548)	138,261
Corporate debt securities	88,753	196	(447)	88,502
Other	1,950	3	—	1,953
Total held-to-maturity and available-for-sale investment securities	$244,658	$411	$(2,425)	$242,644

The following table presents the amortized cost and fair value of debt securities at June 30, 2025, by contractual maturity:

June 30, 2025	Held-to-maturity		Available-for-sale
	Amortized cost	Fair value	Amortized cost	Fair value
	(in thousands)
Due within one year	$1,768	$1,766	$11,161	$10,856
Due after one year through five years	12,416	12,285	174,988	175,470
Due after five years through ten years	—	—	—	—
Due after ten years	110	85	—	—
Total	$14,294	$14,136	$186,149	$186,326
For the three and six months ended June 30, 2025 and 2024, respectively, net investment income, which is included in Other income in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), was derived from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Cash and cash equivalents	$1,984	$3,446	$4,334	$5,632
Short-term investments	—	143	—	316
Investment securities	2,698	2,145	4,956	4,253
Investment income, net	$4,682	$5,734	$9,290	$10,201
Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at June 30, 2025 and December 31, 2024, respectively:

June 30, 2025	Less than 12 months		Greater than 12 months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands, except number of positions)
U.S. government and government agencies and authorities	$25,246	$(132)	$14,400	$(609)	$39,646	$(741)
Corporate debt securities	23,148	(71)	—	—	23,148	(71)
Total	$48,394	$(203)	$14,400	$(609)	$62,794	$(812)
Number of positions	28		9		37

December 31, 2024	Less than 12 months		Greater than 12 months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands, except number of positions)
U.S. government and government agencies and authorities	$78,065	$(850)	$39,542	$(1,128)	$117,607	$(1,978)
Corporate debt securities	53,009	(447)	—	—	53,009	(447)
Total	$131,074	$(1,297)	$39,542	$(1,128)	$170,616	$(2,425)
Number of positions	65		15		80

The Company did not record any credit allowances for debt securities that were in an unrealized loss position at June 30, 2025 and December 31, 2024.
At June 30, 2025, all securities were investment grade, with credit ratings of BBB or higher by S&P Global or as determined by other credit rating agencies within the Company's investment policy. Unrealized losses on investment grade securities are principally related to changes in interest rates or changes in issuer or sector related credit spreads since the securities were acquired. The gross unrealized investment losses at June 30, 2025, were assessed, based on, among other things:
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
Proceeds from sales and maturities of investment securities, inclusive of short-term investments, and related gross realized gains (losses) which are included in Other income in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), were as follows for the three and six months ended June 30, 2025 and 2024, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Proceeds from sales of investment securities	$62,830	$—	$79,313	$—
Proceeds from maturities of investment securities	—	32,916	25,801	66,651

Gross realized gains	402	4	444	5
Gross realized losses	(8)	—	(7)	—
Net realized gains	$394	$4	$437	$5
At June 30, 2025 and December 31, 2024, the Company had $14.7 million, in deposits with various states and regulatory bodies that are included as part of the Company's investment balances.
4. Fair Value Measurements
The following tables present a summary of fair value measurements for financial instruments at June 30, 2025 and December 31, 2024, respectively:

June 30, 2025	Level 1	Level 2	Level 3	Total Fair Value
	(in thousands)
U.S. government and government agencies	$—	$116,327	$—	$116,327
Corporate debt securities	—	69,718	—	69,718
Other	—	4,200	—	4,200
Warrants receivable	—	—	745	745
Total assets at fair value	$—	$190,245	$745	$190,990

December 31, 2024	Level 1	Level 2	Level 3	Total Fair Value
	(in thousands)
U.S. government and government agencies	$—	$138,261	$—	$138,261
Corporate debt securities	—	88,502	—	88,502
Other	—	1,953	—	1,953
Warrants receivable	—	—	764	764
Total assets at fair value	$—	$228,716	$764	$229,480

The changes in balances of Clover's Level 3 financial assets and liabilities during the six months ended June 30, 2025 were as follows:

Warrants Receivable
(in thousands)
Balance, December 31, 2024	764
Total unrealized losses	19
Balance, June 30, 2025	$745
There were no transfers in or out of Level 3 financial assets or liabilities for the six months ended June 30, 2025 or June 30, 2024.
Private Warrants
At June 30, 2025, the Company had exercisable private warrants which were embedded in several agreements as derivatives. These private warrants were accounted for as assets in accordance with ASC 815-40 and are presented in Other assets, non-current in the Condensed Consolidated Balance Sheets. The warrant assets are measured at fair value at inception and on a recurring basis until redeemed, with changes in fair value presented in Change in fair value of warrants in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). These private warrants were classified within Level 3 due to the subjectivity and use of estimates in the calculation of their fair value. These warrants at measurement date, December 31, 2024, were assessed to have a fair value of $0.8 million. The Company reassesses the fair values of the warrants based on updated estimates for the three and six months ended June 30, 2025, and there were less than $0.1 million of unrealized losses recognized.
5. Healthcare Receivables
Healthcare receivables include pharmaceutical rebates that are accrued as they are earned and estimated based on contracted rebate rates, eligible amounts submitted to the manufacturers by the Company's pharmacy manager, pharmacy utilization volume, and historical collection patterns. Also included in Healthcare receivables are Medicare Part D settlement receivables, member premium receivables, and other CMS receivables. The Company reported $46.9 million and $51.5 million within Healthcare receivables at June 30, 2025 and December 31, 2024, respectively.
6. Related Party Transactions
Related party agreements
The Company has various contracts with IJKG Opco LLC (d/b/a CarePoint Health - Bayonne Medical Center), Hudson Hospital Opco, LLC (d/b/a CarePoint Health - Christ Hospital) and Hoboken University Medical Center Opco LLC (d/b/a CarePoint Health - Hoboken University Medical Center), which collectively do business as the CarePoint Health System ("CarePoint Health"), for the provision of inpatient and hospital-based outpatient services. Expenses and fees incurred related to Clover's contracts with CarePoint Health, recorded in Net medical claims incurred, in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), were $2.6 million and $2.3 million for the three months ended June 30, 2025 and 2024, respectively, and $4.4 million and $2.8 million for the six months ended June 30, 2025 and 2024, respectively. Additionally, $0.6 million and $1.0 million were payable to CarePoint Health at June 30, 2025 and December 31, 2024, respectively.
CarePoint Health was ultimately held and controlled by Vivek Garipalli, the Company's Executive Chairman and a significant stockholder of the Company. In May 2022, Mr. Garipalli and his family completed a donation of their interest in CarePoint Health to a non-profit organization called CarePoint Health Systems, Inc ("the CarePoint Nonprofit"). In September 2024, Sequoia Healthcare Services, LLC, an entity that Mr. Garipalli has an indirect interest in, transferred certain subsidiaries that provided services to CarePoint Health to the CarePoint Nonprofit. Following such transfer, neither Mr. Garipalli nor any entity he has an interest in currently provide any management services to CarePoint Health. On November 3, 2024, CarePoint Health and its affiliates filed petitions in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") seeking relief under Chapter 11 of the United States Bankruptcy Code. Ultimately, the Bankruptcy Court confirmed CarePoint Health's plan which became effective as of May 22, 2025. Through CarePoint Health's Plan, a majority of CarePoint Health's assets, including the CarePoint Health Contracts, were transferred to Hudson Regional Hospital, who now controls CarePoint Health's hospitals following CarePoint Health's emergence from bankruptcy. As a result of such proceedings, CarePoint Health is no longer deemed a related party of the Company as defined by ASC 850, Related Party Disclosures.

The Company has a contract with Medical Records Exchange, LLC (formerly known as "ChartFast," now d/b/a Credo) pursuant to which the Company receives administrative services related to medical records retrieval via Credo's electronic applications and web portal platform. Vivek Garipalli, the Company's Executive Chairman and significant stockholder of the Company, is an indirect owner of Credo Health Solutions, Inc. Expenses and fees incurred related to this agreement were $0.1 million and $0.3 million for the three months ended June 30, 2025 and 2024, respectively, and $0.3 million and $0.4 million for the six months ended June 30, 2025 and 2024, respectively.
Since July 2, 2021, the Company has contracted with Thyme Care, Inc. ("Thyme Care"), an oncology care management company, through which Thyme Care was engaged to provide cancer care management services to the Company's Insurance members and develop a provider network to help ensure member access to high-value oncology care. The Company and Thyme Care have amended the terms of the engagement, effective April 1, 2023, to include additional clinical services available to Clover members as well as the value based payment terms. The Company entered into an agreement with Thyme Care effective September 23, 2020 where the Company purchased 1,773,049 shares (less than five percent (5%) of its class A common stock). The fair value of these shares is $3.9 million at June 30, 2025, and is recognized within Other assets, non-current, in the Condensed Consolidated Balance Sheets. In accordance with ASC 321, any changes in fair value associated with these shares are recognized within Other income in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Mr. Garipalli is a member of the board of directors of Thyme Care and holds an equity interest of less than five percent (5%) of that entity. Expenses and fees incurred related to this agreement were $1.5 million and $2.3 million for the three months ended June 30, 2025 and 2024, respectively, and $4.2 million and $2.3 million for the six months ended June 30, 2025 and 2024, respectively. Additionally, $6.1 million and $3.3 million were payable to Thyme Care at June 30, 2025, and December 31, 2024, respectively.
7. Unpaid Claims
Activity within the liability for Unpaid claims, including claims adjustment expenses, for the six months ended June 30, 2025 and 2024, respectively, is summarized as follows:

Six Months Ended June 30,	2025	2024
	(in thousands)
Gross and net balance, beginning of period	$156,396	$137,100
Incurred related to:
Current year	718,649	531,627
Prior years	(2,830)	(28,021)
Total incurred	715,819	503,606
Paid related to:
Current year	586,926	359,462
Prior years	145,629	80,694
Total paid	732,555	440,156
Gross and net balance, end of period	$139,660	$200,550
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

Unpaid Claims for Insurance Operations
Unpaid claims for Insurance operations were $139.7 million at June 30, 2025. During the six months ended June 30, 2025, $145.6 million was paid for incurred claims attributable to insured events of prior years. A favorable development of $2.8 million was recognized during the six months ended June 30, 2025, resulting from the Company's actual experience with claims developing differently as compared to the Company's estimates at December 31, 2024. A favorable development of $28.0 million was recognized during the six months ended June 30, 2024, resulting from the Company's actual experience with claims developing differently as compared to the Company's estimates at December 31, 2023. Original estimates are increased or decreased, as additional information becomes known regarding individual claims. The ratio of current year medical claims paid as a percentage of current year Net medical claims incurred was 81.7% for the six months ended June 30, 2025, and 67.6% for the six months ended June 30, 2024. This ratio serves as an indicator of claims processing speed, indicating that claims were processed at a faster rate during the six months ended June 30, 2025, than during the six months ended June 30, 2024. As a result of faster claims processing, unpaid claims liability decreased which was primarily due to claim submission and payment process improvements.
8. Variable Interest Entity and Equity Method of Accounting
On February 4, 2022, Character Biosciences, Inc. (f/k/a Clover Therapeutics Company) ("Character Biosciences"), an affiliate of the Company, completed a private capital transaction in which it raised $17.9 million from the issuance of 16,210,602 shares of its preferred stock. Upon completion of the transaction, the Company owned approximately 25.46% of Character Biosciences. As a result, the Company reassessed its interest in Character Biosciences and determined that while Character Biosciences is a VIE, the Company is not considered the primary beneficiary of the VIE because it does not have the power, through voting or similar rights and the license agreements, to direct the activities of Character Biosciences that most significantly impact Character Biosciences' economic performance. Since that initial financing, Character Biosciences has completed a series of additional capital raises through the issuance of its shares, each of which diluted the Company’s ownership. As of June 30, 2025, the Company’s ownership interest in Character Biosciences had decreased to approximately 9.1%.
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
In accordance with ASC 323, Investments - Equity Method and Joint Ventures, the Company recognized the proportionate share of Character Bioscience's net loss up to the investment carrying amount. As of March 31, 2024, the investment carrying amount was reduced to zero through cumulative shared losses. Until such point that the Company's cumulative shared gains are in excess of the Company's cumulative shared losses, the Company cannot recognize any further activity. As a result, the Company recognized no shared loss for the three and six months ended June 30, 2025 and zero for the three months ended June 30, 2024 and $0.5 million shared loss for the six months ended June 30, 2024.
9. Employee Benefit Plans
Employee Savings Plan
The Company has a defined contribution retirement savings plan (the "401(k) Plan") covering eligible employees, which includes safe harbor matching contributions based on the amount of employees' contributions to the 401(k) Plan. The Company contributes to the 401(k) Plan annually 100.0% of the first 4.0% of compensation that is contributed by the employee up to 4.0% of eligible annual compensation after one year of service. The Company's service contributions to the 401(k) Plan amounted to approximately $0.5 million for both the three months ended June 30, 2025 and 2024, respectively, and $1.0 million and $1.1 million for the six months ended June 30, 2025 and 2024, respectively, and are included in Salaries and benefits in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The Company's cash match is invested pursuant to the participant's contribution direction. Employer contributions are immediately 100.0% vested.
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
The maximum number of shares of the Company's common stock reserved for issuance over the term of the Plans, shares outstanding under the Plans, and shares remaining under the Plans at June 30, 2025 were as follows:

June 30, 2025	Shares Authorized Under Plans	Shares Outstanding Under Plans	Shares Remaining Under Plans
2014 Plan	54,402,264	33,935,978	N/A
2020 Plan	97,638,080	35,667,909	19,305,492
2020 MIP	33,426,983	20,056,191	—
Inducement Plan	11,000,000	4,373,127	—
The Plans are administered by the Talent and Compensation Committee of the Board (the "Compensation Committee"). Stock options granted under the Plans are subject to the terms and conditions described in the applicable Plan and the applicable stock option grant agreement. The exercise prices, vesting, and other restrictions applicable to the stock options are determined at the discretion of the Compensation Committee, except that the exercise price per share of incentive stock options may not be less than 100.0% of the fair market value of a share of common stock on the date of grant. Stock options awarded under the Plans expire 10 years after the grant date and generally vest over 4 years. The number of stock options granted is determined by dividing the approved grant date dollar value of an option by the Black Scholes option pricing value per share (as further discussed below). RSU awards are subject to the terms and conditions set forth in the Plans and the applicable RSU grant agreement. Vesting and other restrictions applicable to RSU awards are determined at the discretion of the Compensation Committee, but generally vest over one to four years from the date of the grant. The number of RSUs granted is determined by dividing the cash value of an RSU award by the average closing price of a share of the Company's Class A common stock over a specified period through the date of grant. The total estimated grant date fair value is amortized over the requisite service period.
The Company recorded Stock-based compensation for stock options, RSUs, and PRSUs granted under the Plans, and discounts offered in connection with the Company's 2020 Employee Stock Purchase Plan ("ESPP") of $26.2 million and $27.9 million during the three months ended June 30, 2025 and 2024, respectively, and $52.6 million and $56.7 million during the six months ended June 30, 2025 and 2024, respectively, and such expenses are presented in Salaries and benefits in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Compensation cost presented in Salaries and benefits in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Stock options	$116	$530	$294	$1,148
RSUs	23,069	20,400	46,093	41,317
PRSUs	2,904	6,944	5,987	14,157
ESPP	106	26	258	76
Total compensation cost recognized for stock-based compensation plans	$26,195	$27,900	$52,632	$56,698
At June 30, 2025, there was approximately $363.0 million of unrecognized stock-based compensation expense related to unvested stock options, unvested RSUs, unvested PRSUs and the ESPP.
Stock Options
The Company did not grant stock options during the six months ended June 30, 2025 and 2024, respectively.
A summary of option activity under the 2020 Plan during the six months ended June 30, 2025, was as follows:

	Number of stock options	Weighted-average exercise price
Outstanding, January 1, 2025	804,127	$8.87
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding, June 30, 2025	804,127	$8.87
A summary of stock option activity under the 2014 Plan during the six months ended June 30, 2025, was as follows:

	Number of stock options	Weighted-average exercise price
Outstanding, January 1, 2025	23,465,666	$2.73
Granted	—	—
Exercised	(226,687)	1.60
Forfeited	(49,914)	3.89
Outstanding, June 30, 2025	23,189,065	$2.74
At June 30, 2025, outstanding stock options, substantially all of which are expected to vest, had an aggregate intrinsic value of $15.2 million, and a weighted-average remaining contractual term of 3.98 years. At June 30, 2025, there were 23,966,391 options exercisable under the Plan, with an aggregate intrinsic value of $15.2 million, a weighted-average exercise price of $2.94 per share, and a weighted-average remaining contractual term of 3.98 years. The total value of stock options exercised during the six months ended June 30, 2025 and 2024 was $0.9 million and $0.1 million, respectively. Cash received from stock option exercises during the six months ended June 30, 2025 and 2024 totaled $0.4 million and less than $0.1 million, respectively.

Restricted Stock Units
A summary of total RSU activity is presented below:

	Number of RSUs	Weighted-average grant date fair value per share
Outstanding, January 1, 2025	55,731,587	$3.67
Granted	2,473,227	3.52
Released	(16,193,493)	4.49
Forfeited	(787,190)	2.16
Outstanding, June 30, 2025	41,224,131	$3.37
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
At June 30, 2025, the market condition component of these PRSUs has not been met, so the awards have not been earned. This expense represents most of the PRSU expense recognized for the three months ended June 30, 2025 related to stock-based compensation plans which is presented in Salaries and benefits in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The Company has also determined the requisite service period for the PRSUs with multiple performance conditions to be the longest of the explicit, implicit, or derived service period for each tranche.

A summary of PRSU activity is presented below:

	Number of PRSUs	Weighted-average grant date fair value per share
Non-vested, January 1, 2025	29,151,407	$9.09
Granted during 2025	62,666	3.81
Adjustment for performance condition achieved(1)	99,558	0.94
Vested	(489,427)	0.94
Forfeited	(24,911)	1.19
Non-vested at June 30, 2025	28,799,293	$9.20
(1) Represents an increase in the number of original CLOV performance share units awarded based on final achievement at the end of the performance period of such awards.
At June 30, 2025, there was $5.8 million of unrecognized share-based compensation expense related to PRSUs.
2020 Employee Stock Purchase Plan
On January 6, 2021, the Board adopted and the Company's stockholders approved the ESPP, which permits eligible employees and service providers of either the Company or designated related companies and affiliates to contribute up to 15% of their eligible compensation during defined offering periods to purchase shares of the Company’s Class A common stock at a 15% discount from the fair market value of the common stock as determined on specific dates at specific intervals. Subject to adjustments provided in the ESPP that are discussed below, the maximum number of shares of common stock that may be purchased under the ESPP is 14,163,863 shares, and the maximum number of shares that may be purchased on any single purchase date by any one participant is 5,000 shares. At June 30, 2025, 12,440,564 shares of Class A common stock were available for issuance under the ESPP.
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
The assumptions that the Company used in the Black-Scholes option-pricing model to determine the fair value of the purchase rights under the ESPP for the most recent offering period, is as follows:

Offering period from May 22, 2025 to November 22, 2025
Weighted-average risk-free interest rate	4.3%
Expected term (in years)	0.50
Expected volatility	52.4%
10. Income Taxes
The consolidated effective tax rate of the Company for the three and six months ended June 30, 2025 and 2024, was 0.0% and 0.0%, respectively. The Company continues to be in a net operating loss for the three and six months ended June 30, 2025 and net deferred tax asset position. As a result, and in accordance with accounting standards, the Company recorded a valuation allowance to reduce the value of the net deferred tax assets to zero. The Company believes that at June 30, 2025, it had no material uncertain tax positions. Interest and penalties related to unrecognized tax expense (benefits) are recognized in income tax expense, when applicable.
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”), which enacts significant changes to the US federal corporate income tax system. The Company is currently evaluating the provisions of the OBBBA. At this time, the financial impact of the new legislation cannot be reasonably estimated.
There were no material liabilities for interest and penalties accrued at June 30, 2025 and December 31, 2024.

11. Net (Loss) Income per Share
Basic and diluted net (loss) income per share from continuing operations attributable to Class A common stockholders and Class B common stockholders (collectively, "Common Stockholders") for the years indicated were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except for per share and share amounts)
Numerator:
Net (loss) income from continuing operations attributable to common stockholders	$(10,578)	$7,170	$(11,852)	$(16,000)
Net income from discontinued operations attributable to common stockholders	—	238	—	4,238
Denominator:
Weighted average number of common shares and common share equivalents outstanding, basic and diluted	509,043,210	487,483,087	508,893,753	487,575,520
Dilutive shares:
RSU	N/A	4,989,934	N/A	N/A
PRSU	N/A	2,684,069	N/A	N/A
Stock Options	N/A	22,865	N/A	N/A
Weighted average shares used in computing net income per share of common stock, diluted	509,043,210	495,179,955	508,893,753	487,575,520

Basic (loss) earnings per share from continuing operations	$(0.02)	$0.01	$(0.02)	$(0.03)
Basic earnings per share from discontinued operations	$—	$—	$—	$0.01
Diluted (loss) earnings per share from continuing operations	$(0.02)	$0.01	$(0.02)	$(0.03)
Diluted earnings per share from discontinued operations	$—	$—	$—	$0.01
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
The following table presents the potentially dilutive shares that were excluded from the computation of diluted net (loss) income per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Options to purchase common stock	23,993,192	22,437,390	23,993,192	24,730,341
RSUs	41,224,131	246,711	41,224,131	53,055,185
PRSUs	28,799,293	24,749,633	28,799,293	30,588,185
Total potentially dilutive shares excluded from computation of net (loss) income per share	94,016,616	47,433,734	94,016,616	108,373,711

12. Commitments and Contingencies
Legal Actions
Various lawsuits against the Company may arise in the ordinary course of the Company's business. Contingent liabilities arising from ordinary course litigation, income taxes and other matters are not expected to be material in relation to the financial position of the Company. At June 30, 2025, and December 31, 2024, respectively, there were no material known contingent liabilities arising outside the normal course of business other than as set forth below. In accordance with ASC No. 450-20, Loss Contingencies, we will record accruals for loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.
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
Various shareholder derivative actions parallel to the securities class action were also filed, naming Clover as a nominal defendant. The first action was filed in the United States District Court for the District of Delaware and was captioned Furman v. Garipalli, et al., Case No. 1:21-cv-00191 (D. Del.). The second and third actions were filed in the United States District Court for the Middle District of Tennessee and were captioned Sun v. Garipalli, et al., Case No. 3:21-cv-00311 (M.D. Tenn.), and Luthra v. Garipalli, et al., Case No. 3:21-cv-00320 (M.D. Tenn.). The fourth action was filed in the United States District of Delaware and was captioned Wiegand v. Garipalli, et al., Case No. 1:21-cv-01053 (D. Del.). The fifth action was filed in the Supreme Court of the State of New York and was captioned Sankaranarayanan v. Palihapitiya, et al., Index No. 655420/2021 (N.Y. Sup. Ct., N.Y. Cnty.). The sixth action was filed in the Delaware Court of Chancery and was captioned Davies v. Garipalli, et al., No. 2021-1016-SG (Del. Ch.). The seventh action was filed in the Supreme Court of the State of New York and was captioned Uvaydov v. Palihapitiya, et al., Index No. 656978/2021 (N.Y Sup. Ct., N.Y. Cnty.). On June 21, 2023, the plaintiffs in the derivative lawsuits, on the one hand, and the Company, on the other hand, entered into a binding memorandum of understanding providing for the settlement of the derivative actions. On February 5, 2024, the parties executed a stipulation of settlement which, subject to final court approval, would provide the defendants in the derivative lawsuits with customary releases and will require the Company to implement a suite of corporate governance enhancements. On July 11, 2024, the United States District Court for the Middle District of Tennessee entered a final judgment approving the settlement. The settlement did not involve any monetary payment, other than payment of an award of fees and expenses to plaintiffs’ counsel in the amount of $2.5 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Insurance Segment	2025	2024	2025	2024
	(in thousands)
Premiums earned, net (net of ceded premiums)	$469,826	$349,900	$926,732	$691,622
Less:
Net medical claims incurred	394,212	249,406	762,100	515,482
Salaries and benefits	60,309	54,508	118,639	112,836
General and administrative expenses	47,693	43,631	97,764	87,530
Segment net (loss) income	$(32,388)	$2,355	$(51,771)	$(24,226)

Reconciliation:
Elimination of intersegment profits	$16,220	$1,059	$30,666	$1,973
Other income	7,794	6,360	13,219	11,560
Other salaries and benefits	(1,000)	(991)	(1,692)	(1,886)
Other general and administrative expenses	(791)	(793)	(1,395)	(1,463)
Depreciation and amortization	(394)	(330)	(860)	(648)
Restructuring costs	—	(473)	—	(826)
Change in fair value of warrants	(19)	(17)	(19)	(17)
Loss on investment	—	—	—	(467)
Net (loss) income from continuing operations	$(10,578)	$7,170	$(11,852)	$(16,000)

Total Assets	$449,445	$431,231	$449,445	$431,231
14. Dividend Restrictions
The Company's regulated insurance subsidiaries are subject to regulations and standards in their respective jurisdictions. These standards, among other things, require these subsidiaries to maintain specified levels of statutory capital and limit the timing and amount of dividends and other distributions that may be paid to their parent companies. Therefore, the Company's regulated insurance subsidiaries' ability to declare and pay dividends is limited by state regulations including obtaining prior approval by the New Jersey Department of Banking and Insurance. At June 30, 2025 and December 31, 2024, neither of the regulated insurance subsidiaries had been authorized nor paid any dividends.

15. Restructuring costs
On April 17, 2023, the Company announced it would implement certain business transformation initiatives, including an agreement to move its core MA operational platform to UST HealthProof’s (“UST HealthProof”) and additional corporate restructuring actions. The agreement with UST HealthProof includes the transition of certain of the Company’s plan operation functions in support of its Medicare Advantage members pursuant to a master services agreement. In addition to the arrangement with UST HealthProof, in April 2023 the Company conducted a reduction in force to better align its Selling, General, and Administrative cost structure with its revenue base. This restructuring resulted in the elimination of approximately 10% of the Company's workforce. The Company incurred costs related to these business transformation initiatives, which consisted of employee termination benefits, vendor related costs, and other costs, which are accounted for as exit and disposal costs and recorded pursuant to ASC 420, Exit or Disposal Cost Obligations. These activities were concluded by December 31, 2024. During the three months ended June 30, 2025 and 2024, the Company recognized zero and $0.5 million, respectively, and for the six months ended June 30, 2025 and 2024, the Company recognized zero and $0.8 million, respectively, of expenses related to these activities in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As of June 30, 2025, the remaining vendor-related liability is being reduced through the contractually scheduled payments. This liability is recognized within Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets.
16. Discontinued Operations
On December 1, 2023, the Company notified CMS that it would no longer participate as a REACH ACO in connection with the 2024 performance year. The Company’s exit from the ACO REACH Program was made after the Company determined that it was in its best interest to fully exit the program, following its November 2022 announcement of a strategic reduction in the number of ACO REACH participating physicians in 2023. Subsequent to the 2023 performance year, the remaining activities related to the December 2024 settlement with CMS for prior performance years. During the three months ended June 30, 2025 and 2024, the Company recognized net income of zero and $0.2 million, respectively, and for the six months ended June 30, 2025 and 2024, the Company recognized the net income of zero and $4.2 million, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto for the three and six months ended June 30, 2025, contained in this Quarterly Report on Form 10-Q (the "Form 10-Q") and the audited consolidated financial statements and notes thereto for the year ended December 31, 2024, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the "SEC") on March 3, 2025 (the "2024 Form 10-K"). This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of the 2024 Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. See "Cautionary Note Regarding Forward-Looking Statements" for additional information. Unless the context otherwise requires, references in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" to "we," "us," "our," "Clover," "Clover Health," and the "Company" mean the business and operations of Clover Health Investments, Corp. and its consolidated subsidiaries.
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
We operate Preferred Provider Organization ("PPO") and Health Maintenance Organization ("HMO") Medicare Advantage ("MA") plans for Medicare-eligible individuals. We aim to provide high-quality, affordable healthcare for all Medicare beneficiaries. Among plans with similar major characteristics, we offer most members in our MA plans (the "members") among the lowest average out-of-pocket costs for primary care provider and specialist co-pays in their markets. We strongly believe in providing our members provider choice, and we consider our PPO plans to be our flagship insurance product. An important feature of our MA product is wide network access. We believe the use of Clover Assistant and related data insights allows us to improve clinical decision-making through a highly scalable platform. At June 30, 2025, we operated our MA plans in five states and 200 counties, with 106,323 members.
Key Performance Measures
We manage our operations based on one reportable segment: Insurance. Through our Insurance segment, we provide PPO and HMO plans to Medicare Advantage members in several states. All other clinical services and all corporate overhead not included in the reportable segments are included in Corporate/Other.
The segment grouping is consistent with the information used by our Chief Executive Officer (identified as our chief operating decision maker) ("CODM") to assess performance and allocate the Company's resources.
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

The following table presents key financial measures for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Total	PMPM (1)	Total	PMPM (1)	Total	PMPM (1)	Total	PMPM (1)
	(amounts in thousands, except PMPM amounts)
Insurance members at period end (#)	106,323	N/A	80,261	N/A	106,323	N/A	80,261	N/A
Premiums earned, gross	$469,922	$1,485	$350,002	$1,458	$926,924	$1,489	$691,825	$1,448
Premiums earned, net	$469,826	$1,485	$349,900	$1,458	$926,732	$1,489	$691,622	$1,447
Insurance medical claim expense incurred, gross	$394,246	$1,246	$249,753	$1,040	$762,274	$1,226	$517,228	$1,082
Insurance net medical claims incurred	$394,212	$1,246	$249,406	$1,039	$762,100	$1,226	$515,482	$1,079
Benefits expense ratio, gross	88.4%	N/A	76.1%	N/A	87.3%	N/A	79.8%	N/A
Benefits expense ratio, net	88.4%	N/A	76.1%	N/A	87.3%	N/A	79.6%	N/A
Adjusted SG&A	$82,493	N/A	$71,704	N/A	$165,600	N/A	$146,644	N/A
Adjusted EBITDA	$17,135	N/A	$36,209	N/A	$42,917	N/A	$43,029	N/A
Adjusted Net income from continuing operations	$16,722	N/A	$35,862	N/A	$42,038	N/A	$41,897	N/A
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
Non-GAAP Financial Measures
We use non-GAAP measures in this Form 10-Q, including Insurance BER, Adjusted SG&A, Adjusted EBITDA, and Adjusted Net income from continuing operations. These non-GAAP financial measures are provided to enhance the reader's understanding of Clover Health's past financial performance and our prospects for the future. Clover Health's management team uses these non-GAAP financial measures in assessing Clover Health's performance, as well as in planning and forecasting future periods. These non-GAAP financial measures are not computed according to GAAP, and the methods we use to compute them may differ from the methods used by other companies. Non-GAAP financial measures are supplemental to and should not be considered a substitute for financial information presented in accordance with GAAP and should be read only in conjunction with our condensed consolidated financial statements prepared in accordance with GAAP.
For a description of these non-GAAP financial measures, including the reasons management uses such measures, and the reconciliations of these non-GAAP financial measures to the comparable GAAP measures, please see "Benefits expense ratio, gross and net", "Adjusted SG&A", "Adjusted EBITDA", and Adjusted Net income from continuing operations below.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Net medical claims incurred, gross (GAAP):	$394,246	$249,753	$762,274	$517,228
Adjustments
Quality improvements	21,191	16,733	46,903	34,938
Benefits expense, gross (non-GAAP)	$415,437	$266,486	$809,177	$552,166

Premiums earned, gross (GAAP)	$469,922	$350,002	$926,924	$691,825
Benefits expense ratio, gross (non-GAAP)	88.4%	76.1%	87.3%	79.8%

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Net medical claims incurred, net (GAAP):	$394,212	$249,406	$762,100	$515,482
Adjustments
Quality improvements	21,191	16,733	46,903	34,938
Benefits expense, net (non-GAAP)	$415,403	$266,139	$809,003	$550,420

Premiums earned, net (GAAP)	$469,826	$349,900	$926,732	$691,622
Benefits expense ratio, net (non-GAAP)	88.4%	76.1%	87.3%	79.6%
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
The table below provides a reconciliation of Total SG&A, a GAAP financial measure, to Adjusted SG&A, a non-GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Salaries and benefits	$61,309	$55,499	$120,331	$114,722
General and administrative expenses	48,484	44,424	99,159	88,993
Total SG&A (GAAP)	109,793	99,923	219,490	203,715
Adjustments
Stock-based compensation	(26,195)	(27,900)	(52,632)	(56,698)
Non-recurring legal expenses and settlements	(1,105)	(319)	(1,258)	(373)
Adjusted SG&A (non-GAAP)	$82,493	$71,704	$165,600	$146,644

Total revenues (GAAP)	$477,620	$356,260	$939,951	$703,182
Adjusted SG&A (non-GAAP) as a percentage of Total revenues	17.3%	20.1%	17.6%	20.9%

Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure defined by us as net (loss) income from continuing operations before depreciation and amortization, loss on investment, interest expense, change in fair value of warrants, stock-based compensation, premium deficiency reserve benefit, restructuring costs, impairment of goodwill and other intangible assets, and non-recurring legal expenses and settlements. Adjusted EBITDA is a key measure used by our management team and the board of directors to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short and long-term operating plans. In particular, we believe that the exclusion of the amounts eliminated in calculating Adjusted EBITDA provide useful measures for period-to-period comparisons of our business. Accordingly, we believe that Adjusted EBITDA provides investors and others useful information to understand and evaluate our operating results in the same manner as our management and our board of directors.
The table below provides a reconciliation of Net (loss) income from continuing operations, a GAAP financial measure, to Adjusted EBITDA, a non-GAAP financial measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Net (loss) income from continuing operations (GAAP):	$(10,578)	$7,170	$(11,852)	$(16,000)
Adjustments
Depreciation and amortization	394	330	860	648
Change in fair value of warrants	19	17	19	17
Loss on investment	—	—	—	467
Stock-based compensation	26,195	27,900	52,632	56,698
Restructuring costs	—	473	—	826
Non-recurring legal expenses and settlements	1,105	319	1,258	373
Adjusted EBITDA (non-GAAP)	$17,135	$36,209	$42,917	$43,029
Adjusted Net income from continuing operations
Adjusted Net income from continuing operations is a non-GAAP financial measure defined by us as net (loss) income from continuing operations before stock-based compensation, premium deficiency reserve benefit, restructuring costs, non-recurring legal expenses and settlement, and impairment of goodwill and other intangible assets. Adjusted Net income from continuing operations is a key measure used by our management team and the board of directors to understand and evaluate our operating performance and trends. We believe that Adjusted Net income from continuing operations is helpful to investors in assessing the Company’s financial performance in the same manner as our management and our board of directors.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Net (loss) income from continuing operations (GAAP)	$(10,578)	$7,170	$(11,852)	$(16,000)
Adjustments
Stock-based compensation	26,195	27,900	52,632	56,698
Restructuring costs	—	473	—	826
Non-recurring legal expenses and settlements	1,105	319	1,258	373
Adjusted Net income from continuing operations (non-GAAP)	$16,722	$35,862	$42,038	$41,897

Results of Operations
Comparison of the Three Months Ended June 30, 2025 and 2024
The following table summarizes our condensed consolidated results of operations for the three months ended June 30, 2025 and 2024. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended June 30,		Change Between 2025 and 2024
	2025	2024	($)	(%)
	(in thousands)
Revenues
Premiums earned, net (Net of ceded premiums of $96 and $102 for the three months ended June 30, 2025 and 2024, respectively)	$469,826	$349,900	$119,926	34.3%
Other income	7,794	6,360	1,434	22.5
Total revenues	477,620	356,260	121,360	34.1

Operating expenses
Net medical claims incurred	377,992	248,347	129,645	52.2
Salaries and benefits	61,309	55,499	5,810	10.5
General and administrative expenses	48,484	44,424	4,060	9.1
Depreciation and amortization	394	330	64	19.4
Restructuring costs	—	473	(473)	*
Total operating expenses	488,179	349,073	139,106	39.9
Loss (income) from continuing operations	(10,559)	7,187	(17,746)	*

Change in fair value of warrants	19	17	2	11.8
Net (loss) income from continuing operations	(10,578)	7,170	(17,748)	*
Net income from discontinued operations	—	238	(238)	*
Net (loss) income	$(10,578)	$7,408	$(17,986)	*
*    Not presented because the current or prior period amount is zero or the amount for the line item changed from a gain to a loss (or vice versa) and thus yields a result that is not meaningful.
Premiums earned, net
Premiums earned, net increased $119.9 million, or 34%, to $469.8 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase was primarily driven by growth in our average members over the period, which increased approximately 32%.
Other income
Other income increased by $1.4 million, or 23%, to $7.8 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase was primarily driven by an increase in fair value of our equity investments.
Net medical claims incurred
Net medical claims incurred increased $129.6 million, or 52%, to $378.0 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase was primarily driven by growth in our average members during the period, which increased approximately 32% and an increase in our Part D cost sharing due to changes arising from the Inflation Reduction Act. Additionally, prior year amounts were impacted by more favorable prior period developments as compared to the current year.
Salaries and benefits
Salaries and benefits increased by $5.8 million, or 10%, to $61.3 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. This increase was primarily driven by an increase in headcount as a result of the Company's efforts to accommodate its membership growth during the most recent annual enrollment period.

General and administrative expenses
General and administrative expenses increased $4.1 million, or 9%, to $48.5 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase was primarily driven by higher professional fees and higher broker fees, with the latter being driven by membership growth during the most recent annual enrollment period.
Comparison of the Six Months Ended June 30, 2025 and 2024
The following table summarizes our condensed consolidated results of operations for the six months ended June 30, 2025 and 2024. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Six Months Ended June 30,		Change Between 2025 and 2024
	2025	2024	($)	(%)
	(in thousands)
Revenues
Premiums earned, net (Net of ceded premiums of $192 and $203 for the six months ended June 30, 2025 and 2024, respectively)	$926,732	$691,622	$235,110	34.0%
Other income	13,219	11,560	1,659	14.4
Total revenues	939,951	703,182	236,769	33.7

Operating expenses
Net medical claims incurred	731,434	513,509	217,925	42.4
Salaries and benefits	120,331	114,722	5,609	4.9
General and administrative expenses	99,159	88,993	10,166	11.4
Depreciation and amortization	860	648	212	32.7
Restructuring costs	—	826	(826)	*
Total operating expenses	951,784	718,698	233,086	32.4
Loss from continuing operations	(11,833)	(15,516)	3,683	(23.7)

Change in fair value of warrants	19	17	2	32.7
Loss on investment	—	467	(467)	*
Net loss from continuing operations	(11,852)	(16,000)	4,148	(25.9)
Net income from discontinued operations	—	4,238	(4,238)	*
Net loss	$(11,852)	$(11,762)	$(90)	0.8%
*    Not presented because the current or prior period amount is zero or the amount for the line item changed from a gain to a loss (or vice versa) and thus yields a result that is not meaningful.
Premiums earned, net
Premiums earned, net increased $235.1 million, or 34%, to $926.7 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase was primarily driven by growth in our average members over the period, which increased approximately 30%.
Other income
Other income increased by $1.7 million, or 14%, to $13.2 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase was primarily driven by an increase in fair value of our equity investments.
Net medical claims incurred
Net medical claims incurred increased $217.9 million, or 42%, to $731.4 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase was primarily driven by growth in our average members during the period, which increased approximately 30% and an increase to our Part D cost sharing due to changes arising from the Inflation Reduction Act. Additionally, prior year amounts were impacted by more favorable prior period developments as compared to the current year.

Salaries and benefits
Salaries and benefits increased by $5.6 million, or 5%, to $120.3 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. This increase was primarily driven by an increase in headcount as a result of the Company's efforts to accommodate its membership growth during the most recent annual enrollment period.
General and administrative expenses
General and administrative expenses increased $10.2 million, or 11%, to $99.2 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase was primarily driven by higher professional fees and higher broker fees, with the latter being driven by membership growth during the most recent annual enrollment period.
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
Consolidated Entities
Our cash equivalents and investment securities consist primarily of money market funds, U.S. government debt securities, and corporate debt securities. At June 30, 2025 and December 31, 2024, total cash, cash equivalents, and investments were $389.3 million and $437.6 million, respectively. These totals consist of $200.6 million and $243.1 million at June 30, 2025 and December 31, 2024, respectively, that specifically relate to available-for-sale and held-to-maturity investment securities.
Unregulated Entities
At June 30, 2025 and December 31, 2024, total cash, cash equivalents, and investments for the parent company, Clover Health Investments, Corp., and unregulated subsidiaries were $145.9 million and $151.5 million, respectively. We operate as a holding company in a highly regulated industry. As such, we may receive dividends and administrative expense reimbursements from our subsidiaries, two of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated insurance subsidiaries.
Regulated Entities
At June 30, 2025 and December 31, 2024 total cash, cash equivalents, and investments for our regulated subsidiaries were $243.4 million and $286.1 million, respectively. Additionally, our regulated insurance subsidiaries held $200.6 million and $243.1 million of available-for-sale and held-to-maturity investment securities at June 30, 2025 and December 31, 2024, respectively. Our use of operating cash derived from our unregulated subsidiaries is generally not restricted by departments of insurance (or comparable state regulatory agencies). Our regulated insurance subsidiaries are subject to regulations and standards in their respective jurisdictions on their ability to declare and pay dividends to the parent. As of June 30, 2025, there have been no dividends paid to the parent. Insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amounts calculated under any applicable formula would be permitted. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our regulated insurance subsidiary may in the future adopt statutory provisions more restrictive than those currently in effect.
For a detailed discussion of our regulatory requirements, including aggregate statutory capital and surplus as well as dividends paid from the subsidiaries to the parent, please refer to Notes 19 "Dividend Restrictions", 20 "Statutory Equity", and 21 "Regulatory Matters" in the 2024 Form 10-K.

Cash Flows
The following table summarizes our condensed consolidated cash flows for the six months ended June 30, 2025 and 2024.

Six Months Ended June 30,	2025	2024
	(in thousands)
Cash Flows Data:
Net cash (used in) provided by operating activities from continuing operations	$(10,885)	$79,697
Net cash provided by investing activities	44,496	14,139
Net cash used in financing activities	(39,506)	(6,554)
(Decrease) increase in cash and cash equivalents from continuing operations	$(5,895)	$87,282
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
For the six months ended June 30, 2025, Net cash used in operating activities from continuing operations was $10.9 million, which reflects a Net loss from continuing operations of $11.9 million. Non-cash activities primarily included a $52.6 million charge to Stock-based compensation expense.
For the six months ended June 30, 2024, Net cash provided by operating activities from continuing operations was $79.7 million, which reflects a Net loss from continuing operations of $7.2 million. Non-cash activities primarily included a $56.7 million charge to Stock-based compensation expense and Unpaid claims increased by $63.5 million.
Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2025 of $44.5 million was primarily due to $105.1 million provided from the sales and maturities of investment securities. This was offset by $59.9 million used to purchase investments.
Net cash provided by investing activities for the six months ended June 30, 2024, of $14.1 million was primarily due to $66.7 million provided from the sales and maturities of investment securities. This was offset by $51.7 million used to purchase investments.
For additional information regarding our investing activities, please refer to Note 3 "Investment Securities" to our condensed consolidated financial statements included in this Form 10-Q.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2025 of $39.5 million was primarily the result of cash paid for shares withheld related to stock-based compensation totaling $22.1 million and share repurchases totaling $18.3 million of Class A Common stock.
Net cash used in financing activities for the six months ended June 30, 2024 of $6.6 million was primarily the result of cash paid for shares withheld related to stock-based compensation totaling $4.8 million.
Financing Arrangements
There have been no material changes to our financing arrangements at June 30, 2025.

Contractual Obligations and Commitments
We believe that funds from projected future operating cash flows, cash, cash equivalents, and investments will be sufficient for future operations and commitments, and for capital acquisitions and other strategic transactions, over at least the next 12 months.
Material cash requirements from known contractual obligations and commitments at June 30, 2025 include operating lease obligations of $2.8 million. These commitments are associated with contracts that were enforceable and legally binding at June 30, 2025, and that specified all significant terms, including fixed or minimum serves to be used, fixed, minimum, or variable price provisions, and the approximate timing of the actions under the contracts. There were no other material cash requirements from known contractual obligations and commitments at June 30, 2025. For additional information regarding our remaining estimated contractual obligations and commitments, see Note 12 "Commitments and Contingencies" in the accompanying notes to the condensed consolidated financial statements included in this Form 10-Q.
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
Critical Accounting Policies and Estimates
We believe that the accounting policies and estimates involve a significant degree of judgment and complexity. There have been no significant changes in our critical accounting policies and estimates during the three months ended June 30, 2025, as compared to the critical accounting policies and estimates disclosed in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 2024 Form 10-K.
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
We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. Our investment policy is focused on preservation of capital, liquidity and earning a modest yield. Substantially all of our investment portfolio is invested in U.S. Treasury fixed maturity securities. At June 30, 2025, none of our fixed maturity securities portfolio was unrated or rated below investment grade.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our "Certifying Officers"), the effectiveness of our disclosure controls and procedures at June 30, 2025, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Certifying Officers concluded that, at June 30, 2025, our disclosure controls and procedures were effective.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended June 30, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act).

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

CLOVER HEALTH INVESTMENTS, CORP.

Date: August 8, 2025	By:	/s/ Andrew Toy
Andrew Toy
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2025	By:	/s/ Peter Kuipers
Peter Kuipers
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)