Form 10-Q
period 2025-09-30
CLOVER HEALTH INVESTMENTS, CORP. /DE
filed 2025-11-07
CIK 1801170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At October 31, 2025, the registrant had 424,304,898 shares of Class A Common Stock, $0.0001 par value per share, and 92,373,157 shares of Class B Common Stock, $0.0001 par value per share, issued and outstanding.

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

PART 1
Item 1. Financial Statements and Supplementary Data
CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$190,055	$194,543
Investment securities, available-for-sale (Amortized cost: 2025: $11,185; 2024: $27,153)	10,985	26,997
Investment securities, held-to-maturity (Fair value: 2025: $1,801; 2024: $15)	1,800	15
Accrued retrospective premiums	45,570	41,253
Healthcare receivables	57,941	51,539
Prepaid expenses	12,467	13,174
Other assets, current	12,102	15,603
Total current assets	330,920	343,124

Investment securities, available-for-sale (Amortized cost: 2025: $180,011; 2024: $203,147)	180,682	201,719
Investment securities, held-to-maturity (Fair value: 2025: $12,272; 2024: $13,913)	12,384	14,343
Property and equipment, net	5,487	5,307
Other intangible assets	2,990	2,990
Other assets, non-current	27,196	13,259
Total assets	$559,659	$580,742

Liabilities and Stockholders' Equity
Current liabilities
Unpaid claims	$140,457	$156,396
Accounts payable and accrued expenses	32,938	34,564
Accrued salaries and benefits	17,171	19,090
Other liabilities, current	2,881	3,466
Total current liabilities	193,447	213,516

Other liabilities, non-current	25,280	26,083
Total liabilities	218,727	239,599
Commitments and Contingencies (Note 12)
Stockholders' equity
Class A Common Stock, $0.0001 par value; 2,500,000,000 shares authorized at September 30, 2025 and December 31, 2024; 421,821,072 and 414,493,051 issued and outstanding at September 30, 2025 and December 31, 2024, respectively	42	41
Class B Common Stock, $0.0001 par value; 500,000,000 shares authorized at September 30, 2025 and December 31, 2024; 92,373,157 and 89,032,305 issued and outstanding at September 30, 2025 and December 31, 2024, respectively	9	9
Additional paid-in capital	2,656,432	2,576,471
Accumulated other comprehensive income (loss)	471	(1,584)
Accumulated deficit	(2,239,032)	(2,202,803)
Less: Treasury stock, at cost; 30,264,539 and 18,752,947 shares held at September 30, 2025 and December 31, 2024, respectively	(76,990)	(30,991)
Total stockholders' equity	340,932	341,143
Total liabilities and stockholders' equity	$559,659	$580,742
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Dollars in thousands, except per share and share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Premiums earned, net (Net of ceded premiums of $92 and $97 for the three months ended September 30, 2025 and 2024 respectively, and $284 and $301 for the nine months ended September 30, 2025 and 2024, respectively.)	$479,128	$322,579	$1,405,860	$1,014,201
Other income	17,522	8,407	30,741	19,967
Total revenues	496,650	330,986	1,436,601	1,034,168

Operating expenses:
Net medical claims incurred	423,473	249,774	1,154,907	763,283
Salaries and benefits	48,195	54,995	168,526	169,717
General and administrative expenses	48,953	35,201	148,112	124,194
Depreciation and amortization	406	339	1,266	987
Restructuring (recoveries) costs	—	(538)	—	288
Total operating expenses	521,027	339,771	1,472,811	1,058,469
Loss from continuing operations	(24,377)	(8,785)	(36,210)	(24,301)

Change in fair value of warrants	—	—	19	17
Loss on investment	—	—	—	467
Net loss from continuing operations	(24,377)	(8,785)	(36,229)	(24,785)
Net (loss) income from discontinued operations	—	(370)	—	3,868
Net loss	$(24,377)	$(9,155)	$(36,229)	$(20,917)

Per share data:
Basic and diluted weighted average number of class A and class B common shares and common share equivalents outstanding	512,743,521	490,180,103	510,191,111	488,501,812
Continuing operations:
Basic and diluted loss per share	$(0.05)	$(0.02)	$(0.07)	$(0.05)
Discontinued operations:
Basic and diluted (loss) earnings per share	$—	$—	$—	$0.01

Net unrealized gain on available-for-sale investments	294	3,111	2,055	3,222
Comprehensive loss	$(24,083)	$(6,044)	$(34,174)	$(17,695)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2024	414,493,051	$41	89,032,305	$9	18,752,947	$(30,991)	$2,576,471	$(2,202,803)	$(1,584)	$341,143
Stock issuance for exercise of stock options, net of early exercise liability	139,709	—	—	—	—	—	215	—	—	215
Stock-based compensation	—	—	—	—	—	—	26,437	—	—	26,437
Vested restricted stock units	6,431,417	1	3,342,698	—	—	—	—	—	—	1
Unrealized holdings gain on investment securities, available for sale	—	—	—	—	—	—	—	—	1,510	1,510
Shares withheld for taxes on equity awards	(1,833,218)	—	—	—	1,833,218	(13,659)	—	—	—	(13,659)
Repurchases of common stock	(5,069,423)	(1)	—	—	5,069,423	(18,297)	—	—	—	(18,298)
Net loss	—	—	—	—	—	—	—	(1,274)	—	(1,274)
Balance, March 31, 2025	414,161,536	$41	92,375,003	$9	25,655,588	$(62,947)	$2,603,123	$(2,204,077)	$(74)	$336,075
Stock issuance for exercise of stock options, net of early exercise liability	97,249	—	—	—	—	—	148	—	—	148
Stock-based compensation	—	—	—	—	—	—	26,195	—	—	26,195
Vested restricted stock units	6,417,884	1	—	—	—	—	—	—	—	1
Unrealized holdings gain on investment securities, available for sale	—	—	—	—	—	—	—	—	251	251
Shares withheld for taxes on equity awards	(2,476,795)	—	—	—	2,476,795	(8,468)	—	—	—	(8,468)
Issuance of Common Stock under Employee Stock Purchase Plan	186,901	—	—	—	—	—	555	—	—	555
Net loss	—	—	—	—	—	—	—	(10,578)	—	(10,578)
Balance, June 30, 2025	418,386,775	$42	92,375,003	$9	28,132,383	$(71,415)	$2,630,021	$(2,214,655)	$177	344,179
Stock issuance for exercise of stock options, net of early exercise liability	163,180	—	—	—	—	—	305	—	—	305
Stock-based compensation	—	—	—	—	—	—	26,106	—	—	26,106
Vested restricted stock units	5,401,427	1	—	—	—	—	—	—	—	1
Unrealized holdings gain on investment securities, available for sale	—	—	—	—	—	—	—	—	294	294
Conversion from Class B Common Stock to Class A Common Stock	1,846	—	(1,846)	—	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(2,132,156)	(1)	—	—	2,132,156	(5,575)	—	—	—	(5,576)
Net loss	—	—	—	—	—	—	—	(24,377)	—	(24,377)
Balance, September 30, 2025	421,821,072	$42	92,373,157	$9	30,264,539	$(76,990)	$2,656,432	$(2,239,032)	$471	340,932

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2023	401,183,882	$40	87,867,732	$9	7,912,750	$(12,729)	$2,461,238	$(2,159,794)	$(2,370)	286,394
Stock issuance for exercise of stock options, net of early exercise liability	83	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	28,798	—	—	28,798
Vested restricted stock units	8,672,362	1	1,781,633	—	—	—	—	—	—	1
Unrealized holdings gain on investment securities, available for sale	—	—	—	—	—	—	—	—	(190)	(190)
Shares withheld for taxes on equity awards	(3,700,995)	—	—	—	3,700,995	(3,359)	—	—	—	(3,359)
Net loss	—	—	—	—	—	—	—	(19,170)	—	(19,170)
Balance, March 31, 2024	406,155,332	$41	89,649,365	$9	11,613,745	$(16,088)	$2,490,036	$(2,178,964)	$(2,560)	$292,474
Stock issuance for exercise of stock options, net of early exercise liability	61,212	—	—	—	—	—	23	—	—	23
Stock-based compensation	—	—	—	—	—	—	27,900	—	—	27,900
Vested restricted stock units	3,003,054	—	—	—	—	—	—	—	—	—
Unrealized holdings gain on investment securities, available for sale	—	—	—	—	—	—	—	—	301	301
Shares withheld for taxes on equity awards	(1,122,347)	—	—	—	1,122,347	(1,446)	—	—	—	(1,446)
Issuance of Common Stock under Employee Stock Purchase Plan	227,502	—	—	—	—	—	—	—	—	—
Repurchases of Common Stock	(1,838,309)	—	—	—	1,838,309	(1,772)	—	—	—	(1,772)
Net income	—	—	—	—	—	—	—	7,408	—	7,408
Balance, June 30, 2024	406,486,444	$41	89,649,365	$9	14,574,401	$(19,306)	$2,517,959	$(2,171,556)	$(2,259)	$324,888
Stock issuance for exercise of stock options, net of early exercise liability	122,662	—	—	—	—	—	220	—	—	220
Stock-based compensation	—	—	—	—	—	—	27,988	—	—	27,988
Vested restricted stock units	6,273,408	—	—	—	—	—	—	—	—	—
Unrealized holdings gain on investment securities, available for sale	—	—	—	—	—	—	—	—	3,111	3,111
Conversion from Class B Common Stock to Class A Common Stock	617,060	—	(617,060)	—	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(2,242,609)	—	—	—	2,242,609	(4,886)	—	—	—	(4,886)
Net loss	—	—	—	—	—	—	—	(9,155)	—	(9,155)
Balance, September 30, 2024	411,256,965	$41	89,032,305	$9	16,817,010	$(24,192)	$2,546,167	$(2,180,711)	$852	$342,166
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(36,229)	$(20,917)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	1,266	987
Stock-based compensation	78,738	84,686
Change in fair value of warrants and amortization of warrants	19	17
Accretion, net of amortization	(1,342)	(2,140)
Change in accrued interest earned	726	(354)
Net realized gains on investment securities	(625)	(174)
Loss on investment	—	467
Changes in operating assets and liabilities:
Accrued retrospective premiums	(4,317)	1,113
Prepaid expenses	707	1,469
Other assets	(10,451)	(193)
Healthcare receivables	(6,402)	26,850
Unpaid claims	(15,939)	30,310
Accounts payable and accrued expenses	(1,626)	(11,438)
Accrued salaries and benefits	(1,919)	14,389
Other liabilities	(1,388)	4,467
Net cash provided by operating activities from continuing operations	1,218	129,539
Net cash used in operating activities from discontinued operations	—	(8,861)
Net cash provided by operating activities	1,218	120,678
Cash flows from investing activities:
Purchases of short-term investments, available-for-sale, and held-to-maturity securities	(98,991)	(153,347)
Proceeds from sales of short-term investments and available-for-sale securities	113,707	47,804
Proceeds from maturities of short-term investments and available-for-sale securities	25,801	108,788
Purchases of property and equipment	(1,446)	(1,241)
Net cash provided by investing activities	39,071	2,004
Cash flows from financing activities:
Issuance of common stock, net of early exercise liability	668	243
Issuance of common stock under employee stock purchase plan, net of stock issuance costs	555	—
Cash paid for shares withheld related to stock-based compensation	(27,702)	(9,691)
Repurchases of common stock	(18,298)	(1,772)
Net cash used in financing activities	(44,777)	(11,220)
Net (decrease) increase in cash and cash equivalents	(4,488)	111,462
Cash and cash equivalents, beginning of period	194,543	176,494
Cash and cash equivalents, end of period	$190,055	$287,956
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
Deferred acquisition costs
Acquisition costs directly related to the successful acquisition of new business, which are primarily made up of commissions costs, are deferred and subsequently amortized. Deferred acquisition costs are recorded within Other assets, current in the Condensed Consolidated Balance Sheets and are amortized over the estimated life of the related contracts. The amortization of deferred acquisition costs is recorded within General and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. For the three months ended September 30, 2025 and 2024, charges related to deferred acquisition costs of $5.1 million and $2.7 million, respectively. For the nine months ended September 30, 2025 and 2024, charges related to deferred acquisition costs of $12.2 million and $5.5 million, respectively, were recognized within General and administrative expenses.

Reclassifications
Certain amounts presented in prior periods have been reclassified to conform to the current presentation.
Recent accounting pronouncements
Recently adopted accounting pronouncements
There have been no new accounting pronouncements adopted during the nine months ended September 30, 2025 that had a material impact on the Company's condensed consolidated financial statements.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivables and Contract Assets. The amendments in this update provide a practical expedient for entities when estimating expected credit losses on current accounts receivable and contract assets. The expedient allows an entity to assume that economic conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when forecasting expected credit losses. The ASU is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2025-05 on its consolidated financial statements and related disclosures.
In August 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this update modernize the accounting for costs related to internal-use software to better align with current software development practices, such as agile methodologies. The update removes the previous stage-based model for capitalization. Instead, capitalization will begin when management authorizes and commits funding to a project, and it is probable the project will be completed for its intended function. The ASU is effective for annual periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-06 on its consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The amendments in this update expand the scope exception in Topic 815 to exclude certain non-exchange-traded contracts with underlying based on the operations or activities of one of the parties to the contract. Additionally, the update clarifies that share-based noncash consideration received from a customer is subject to the guidance in Topic 606 until the right to consideration is unconditional. The ASU is effective for annual periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-07 on its consolidated financial statements and related disclosures.

3. Investment Securities
The following tables present amortized cost and fair values of investments at September 30, 2025 and December 31, 2024, respectively:

September 30, 2025	Amortized cost	Accumulated unrealized gains	Accumulated unrealized losses	Fair value
	(in thousands)
Investment securities, held-to-maturity
U.S. government and government agencies and authorities	$14,184	$—	$(111)	$14,073
Investment securities, available-for-sale
U.S. government and government agencies and authorities	118,310	541	(432)	118,419
Corporate debt securities	72,602	373	(12)	72,963
Other	284	1	—	285
Total held-to-maturity and available-for-sale investment securities	$205,380	$915	$(555)	$205,740

December 31, 2024	Amortized cost	Accumulated unrealized gains	Accumulated unrealized losses	Fair value
	(in thousands)
Investment securities, held-to-maturity
U.S. government and government agencies and authorities	$14,358	$—	$(430)	$13,928
Investment securities, available-for-sale
U.S. government and government agencies and authorities	139,597	212	(1,548)	138,261
Corporate debt securities	88,753	196	(447)	88,502
Other	1,950	3	—	1,953
Total held-to-maturity and available-for-sale investment securities	$244,658	$411	$(2,425)	$242,644
The following table presents the amortized cost and fair value of debt securities at September 30, 2025, by contractual maturity:

September 30, 2025	Held-to-maturity		Available-for-sale
	Amortized cost	Fair value	Amortized cost	Fair value
	(in thousands)
Due within one year	$1,800	$1,801	$11,185	$10,985
Due after one year through five years	12,273	12,183	180,011	180,682
Due after five years through ten years	—	—	—	—
Due after ten years	111	89	—	—
Total	$14,184	$14,073	$191,196	$191,667
For the three and nine months ended September 30, 2025 and 2024, respectively, net investment income, which is included in Other income in the Condensed Consolidated Statements of Operations and Comprehensive Loss, was derived from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Cash and cash equivalents	$3,138	$4,488	$7,472	$10,120
Short-term investments	—	232	—	548
Investment securities	2,134	2,099	7,090	6,351
Investment income, net	$5,272	$6,819	$14,562	$17,019

Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at September 30, 2025 and December 31, 2024, respectively:

September 30, 2025	Less than 12 months		Greater than 12 months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands, except number of positions)
U.S. government and government agencies and authorities	$14,345	$(32)	$24,729	$(511)	$39,074	$(543)
Corporate debt securities	14,794	(11)	1,400	(1)	16,194	(12)
Total	$29,139	$(43)	$26,129	$(512)	$55,268	$(555)
Number of positions	21		11		32

December 31, 2024	Less than 12 months		Greater than 12 months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands, except number of positions)
U.S. government and government agencies and authorities	$78,065	$(850)	$39,542	$(1,128)	$117,607	$(1,978)
Corporate debt securities	53,009	(447)	—	—	53,009	(447)
Total	$131,074	$(1,297)	$39,542	$(1,128)	$170,616	$(2,425)
Number of positions	65		15		80
The Company did not record any credit allowances for debt securities that were in an unrealized loss position at September 30, 2025 and December 31, 2024.
At September 30, 2025, all securities were investment grade, with credit ratings of BBB or higher by S&P Global or as determined by other credit rating agencies within the Company's investment policy. Unrealized losses on investment grade securities are principally related to changes in interest rates or changes in issuer or sector related credit spreads since the securities were acquired. The gross unrealized investment losses at September 30, 2025, were assessed, based on, among other things:
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
Proceeds from sales and maturities of investment securities, inclusive of short-term investments, and related gross realized gains (losses) which are included in Other income in the Condensed Consolidated Statements of Operations and Comprehensive Loss, were as follows for the three and nine months ended September 30, 2025 and 2024, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Proceeds from sales of investment securities	$34,394	$47,804	$113,707	$47,804
Proceeds from maturities of investment securities	—	42,137	25,801	108,788

Gross realized gains	190	170	635	174
Gross realized losses	(2)	—	(10)	—
Net realized gains	$188	$170	$625	$174
At September 30, 2025 and December 31, 2024, the Company had $14.9 million and $14.7 million, respectively, in deposits with various states and regulatory bodies that are included as part of the Company's investment balances.

4. Fair Value Measurements
The following tables present a summary of fair value measurements for financial instruments at September 30, 2025 and December 31, 2024, respectively:

September 30, 2025	Level 1	Level 2	Level 3	Total Fair Value
	(in thousands)
U.S. government and government agencies	$—	$118,419	$—	$118,419
Corporate debt securities	—	72,963	—	72,963
Private equity investments	—	—	15,250	15,250
Warrants receivable	—	—	1	1
Other	—	285	—	285
Total assets at fair value	$—	$191,667	$15,251	$206,918

December 31, 2024	Level 1	Level 2	Level 3	Total Fair Value
	(in thousands)
U.S. government and government agencies	$—	$138,261	$—	$138,261
Corporate debt securities	—	88,502	—	88,502
Private equity investments	—	—	—	—
Warrants receivable	—	—	764	764
Other	—	1,953	—	1,953
Total assets at fair value	$—	$228,716	$764	$229,480
The changes in balances of Clover's Level 3 financial assets and liabilities during the nine months ended September 30, 2025 were as follows:

	Equity Investments	Warrants Receivable	Total
	(in thousands)
Balance, December 31, 2024	$—	$764	$764
Realized gains	—	835	835
Unrealized gains (losses)	13,424	(854)	12,570
Purchases	—	—	—
Sales	—	(744)	(744)
Transfers in	1,826	—	1,826
Balance, September 30, 2025	$15,250	$1	$15,251
Unrealized gains (losses) for assets still held, included in Net loss	$13,424	$(18)	13,406
The $13.4 million of realized and unrealized gains for the nine months ended September 30, 2025, is recognized within Other income line item within the Condensed Consolidated Statement of Operations and Comprehensive Loss. There were $1.8 million of transfers into Level 3 financial assets for the nine months ended September 30, 2025.

Private Warrants
During the nine months ended September 30, 2025, the Company had exercisable private warrants which were embedded in several agreements as derivatives. These private warrants were accounted for as assets in accordance with ASC 815-40, Derivatives and Hedging, and are presented in Other assets, non-current in the Condensed Consolidated Balance Sheets. The warrant assets are measured at fair value at inception and on a recurring basis until redeemed, with changes in fair value presented in Change in fair value of warrants in the Condensed Consolidated Statements of Operations and Comprehensive Loss. These private warrants were classified within Level 3 due to the subjectivity and use of estimates in the calculation of their fair value.
During the three months ended September 30, 2025, one of the Company's warrant receivable arrangements was fully liquidated. The liquidation resulted in a realized gain recorded in the Condensed Consolidated Statement of Operations and Comprehensive Loss. Immediately prior to liquidation, the fair value of the warrants receivable was $0.7 million. The Company received $1.6 million in total consideration for the warrants. The liquidation of the warrants resulted in a realized gain of $0.8 million recognized within the Other income line item within the Condensed Consolidated Statement of Operations and Comprehensive Loss.
In addition, the Company is eligible to receive a pro-rata portion of a contingent payment, upon the satisfaction of certain performance milestones. In accordance with ASC 450, Contingencies, the Company has not recognized any asset or gain related to this contingent payment right because realization is not considered probable. The Company will recognize any gain or revenue related to the contingent payment only when the performance criteria have been met and the payment is deemed certain and collectible.
Equity Investments
The Company owns equity securities in privately held companies. Their fair value is classified as Level III because the valuation relies primarily on unobservable inputs that require significant management judgment. While the valuation process utilizes inputs based on observable market transactions such as comparable company multiples or similar private placements, these must be significantly adjusted using unobservable assumptions to reflect the specific risks and characteristics of the non-marketable private investment. This reliance on subjective, unobservable inputs is the basis for the Level III classification and results in a higher degree of valuation uncertainty.
Character Biosciences, Inc.
On September 30, 2025, the Company determined it lost significant influence over Character Biosciences ("CB") following dilution of its ownership to approximately 8.1% due to CB's Series B funding rounds. Refer to Note 8 "Variable Interest Entity" for additional information the transition from equity method of accounting under ASC 323, Investments - Equity Method and Joint Ventures, to fair value measurement under ASC 321, Investments - Equity Securities. This transition resulted in the initial recognition of the investment at its fair value of approximately $11.3 million.
The Company's investment in the equity securities of CB, which includes both Class A common stock and preferred stock, does not have a readily determinable fair value. It is measured at fair value on a recurring basis, with changes recognized in net income in accordance with ASC Topic 321, Investments - Equity Securities. This investment is classified as a Level 3 fair value measurement within ASC 820, Fair Value Measurement, hierarchy because its valuation relies on significant unobservable inputs.
The Company utilized a hybrid valuation approach that anchored the fair value to the most recent financing price. This price was then adjusted using significant unobservable inputs to reflect the contractual rights and liquidation preferences of the Company's security and a Discount for Lack of Marketability.
5. Healthcare Receivables
Healthcare receivables include pharmaceutical rebates that are accrued as they are earned and estimated based on contracted rebate rates, eligible amounts submitted to the manufacturers by the Company's pharmacy manager, pharmacy utilization volume, and historical collection patterns. Also included in Healthcare receivables are Medicare Part D settlement receivables, member premium receivables, and other CMS receivables. The Company reported $57.9 million and $51.5 million within Healthcare receivables at September 30, 2025 and December 31, 2024, respectively.
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

CarePoint Health was ultimately held and controlled by Vivek Garipalli, the Company's Executive Chairman and a significant stockholder of the Company. In May 2022, Mr. Garipalli and his family completed a donation of their interest in CarePoint Health to a non-profit organization called CarePoint Health Systems, Inc ("the CarePoint Nonprofit"). In September 2024, Sequoia Healthcare Services, LLC, an entity that Mr. Garipalli has an indirect interest in, transferred certain subsidiaries that provided services to CarePoint Health to the CarePoint Nonprofit. Following such transfer, neither Mr. Garipalli nor any entity he has an interest in currently provide any management services to CarePoint Health. On November 3, 2024, CarePoint Health and its affiliates filed petitions in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") seeking relief under Chapter 11 of the United States Bankruptcy Code. Ultimately, the Bankruptcy Court confirmed CarePoint Health's plan which became effective as of May 22, 2025. Through CarePoint Health's Plan, a majority of CarePoint Health's assets, including the CarePoint Health Contracts, were transferred to Hudson Regional Hospital, who now controls CarePoint Health's hospitals following CarePoint Health's emergence from bankruptcy. As a result of such proceedings, CarePoint Health is no longer deemed a related party of the Company as defined by ASC 850, Related Party Disclosures. As such, expenses and fees incurred related to Clover's contracts with CarePoint Health, recorded in Net medical claims incurred, in the Condensed Consolidated Statements of Operations and Comprehensive Loss, were none and $2.5 million for the three months ended September 30, 2025 and 2024, respectively, and $4.4 million and $5.3 million for the nine months ended September 30, 2025 and 2024, respectively. Additionally, $1.0 million was payable to CarePoint Health at December 31, 2024.
The Company has a contract with Medical Records Exchange, LLC (formerly known as "ChartFast," now d/b/a Credo) pursuant to which the Company receives administrative services related to medical records retrieval via Credo's electronic applications and web portal platform. Vivek Garipalli, the Company's Executive Chairman and significant stockholder of the Company, is an indirect owner of Credo Health Solutions, Inc. Expenses and fees incurred related to this agreement were $0.1 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively, and $0.4 million and $0.5 million for the nine months ended September 30, 2025 and 2024, respectively.
Since July 2, 2021, the Company has contracted with Thyme Care, Inc. ("Thyme Care"), an oncology care management company, through which Thyme Care was engaged to provide cancer care management services to the Company's Insurance members and develop a provider network to help ensure member access to high-value oncology care. The Company and Thyme Care have amended the terms of the engagement, effective April 1, 2023, to include additional clinical services available to Clover members as well as the value based payment terms. The Company entered into an agreement with Thyme Care effective September 23, 2020 where the Company purchased 1,773,049 shares (less than five percent (5%) of its class A common stock). The fair value of these shares is $3.9 million at September 30, 2025, and is recognized within Other assets, non-current, in the Condensed Consolidated Balance Sheets. In accordance with ASC 321, Investments - Equity Securities, any changes in fair value associated with these shares are recognized within Other income in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Mr. Garipalli is a member of the board of directors of Thyme Care and holds an equity interest of less than five percent (5%) of that entity. Expenses and fees incurred related to this agreement were $1.9 million and $0.9 million for the three months ended September 30, 2025 and 2024, respectively, and $6.1 million and $3.2 million for the nine months ended September 30, 2025 and 2024, respectively. Additionally, $7.2 million and $3.3 million were payable to Thyme Care at September 30, 2025, and December 31, 2024, respectively.
The Company entered into a Master Services Agreement in July 2025 with Guidehealth, LLC or value-based care enablement and outsourced administrative services. These services primarily leverage technology and support teams to accelerate and enhance medication adherence rates and patient outcomes. Thomas Tran, a member of the Company's Board of Directors and Chair of the Company's Audit Committee, also serves as a director of Guidehealth and holds an ownership interest of less than 5% in Guidehealth. Pursuant to this agreement, the Company recognized $0.3 million for the three and nine months ended September 30, 2025. Additionally, $0.2 million was payable at September 30, 2025.
The Company holds a non-controlling equity investment in Character Biosciences, which is accounted for under ASC 321, Investments - Equity Securities, at fair value. As of September 30, 2025, the fair value of this investment was $11.3 million is considered a related party due to the Company's Executive Chairman and a significant stockholder of the Company, Vivek Garipalli, serves as a member of Character Bioscience’s Board of Directors. During the three months ended September 30, 2025, the Company transitioned its accounting for the investment in Character Biosciences from the equity method to the fair value method following a loss of significant influence. There were no transactions between the Company and Character Biosciences during the periods presented.

7. Unpaid Claims
Activity within the liability for Unpaid claims, including claims adjustment expenses, for the nine months ended September 30, 2025 and 2024, respectively, is summarized as follows:

Nine Months Ended September 30,	2025	2024
	(in thousands)
Gross and net balance, beginning of period	$156,396	$137,100
Incurred related to:
Current year	1,120,914	780,461
Prior years	9,604	(31,523)
Total incurred	1,130,518	748,938
Paid related to:
Current year	991,501	622,126
Prior years	154,956	96,502
Total paid	1,146,457	718,628
Gross and net balance, end of period	$140,457	$167,410
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
Unpaid Claims for Insurance Operations
Unpaid claims for Insurance operations were $140.5 million at September 30, 2025. During the nine months ended September 30, 2025, $155.0 million was paid for incurred claims attributable to insured events of prior years. An unfavorable development of $9.6 million was recognized during the nine months ended September 30, 2025, resulting from the Company's actual experience with claims developing differently as compared to the Company's estimates at December 31, 2024. A favorable development of $31.5 million was recognized during the nine months ended September 30, 2024, resulting from the Company's actual experience with claims developing differently as compared to the Company's estimates at December 31, 2023. Original estimates are increased or decreased, as additional information becomes known regarding individual claims. The ratio of current year medical claims paid as a percentage of current year Net medical claims incurred was 88.5% for the nine months ended September 30, 2025, and 79.7% for the nine months ended September 30, 2024. This ratio serves as an indicator of claims processing speed, indicating that claims were processed at a faster rate during the nine months ended September 30, 2025, than during the nine months ended September 30, 2024. As a result of faster claims processing, unpaid claims liability decreased which was primarily due to claim submission and payment process improvements.
8. Variable Interest Entity and Equity Method of Accounting
On February 4, 2022, Character Biosciences, Inc. (f/k/a Clover Therapeutics Company) ("Character Biosciences" or "CB"), an affiliate of the Company, completed a private capital transaction in which it raised $17.9 million from the issuance of 16,210,602 shares of its preferred stock. Upon completion of the transaction, the Company owned approximately 25.46% of Character Biosciences. As a result, the Company reassessed its interest in Character Biosciences and determined that while Character Biosciences is a VIE, the Company is not considered the primary beneficiary of the VIE because it does not have the power, through voting or similar rights and the license agreements, to direct the activities of Character Biosciences that most significantly impact Character Biosciences' economic performance. Since that initial financing, Character Biosciences has completed a series of additional capital raises through the issuance of its shares, each of which diluted the Company’s ownership. As of September 30, 2025, the Company’s ownership interest in Character Biosciences had decreased to approximately 8.1%.

During the Company's most recent qualitative assessment, it was concluded that the ability to exert significant influence over CB no longer exists at September 30, 2025. This change in conclusion was influenced by the recent rounds of funding dropping the Company's ownership below the 20% threshold and the lack of evidence to support continued significant influence. As a result, the Company has transitioned its recognition of its equity investment in CB from the equity method of accounting under ASC 323, Investments - Equity Method and Joint Ventures, to fair value measurement under ASC 321, Investments - Equity Securities. In accordance with ASC 321, the Company recognized the fair value of its equity investment in CB on its Condensed Consolidated Balance Sheet within Other assets, non-current and recognized the change in fair value within Other Income in its Condensed Consolidated Statement of Operations and Comprehensive Loss. The amount recognized as part of the transition was $11.3 million for the three and nine months ended September 30, 2025. See Note 4 "Fair Value Measurements" for further information regarding the valuation techniques and inputs used to determine the fair value of this Level 3 investment.
9. Employee Benefit Plans
Employee Savings Plan
The Company has a defined contribution retirement savings plan (the "401(k) Plan") covering eligible employees, which includes safe harbor matching contributions based on the amount of employees' contributions to the 401(k) Plan. The Company contributes to the 401(k) Plan annually 100.0% of the first 4.0% of compensation that is contributed by the employee up to 4.0% of eligible annual compensation after one year of service. The Company's service contributions to the 401(k) Plan amounted to approximately $0.6 million for both the three months ended September 30, 2025 and 2024, respectively, and $1.6 million for both the nine months ended September 30, 2025 and 2024, respectively, and are included in Salaries and benefits in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company's cash match is invested pursuant to the participant's contribution direction. Employer contributions are immediately 100.0% vested.
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
The maximum number of shares of the Company's common stock reserved for issuance over the term of the Plans, shares outstanding under the Plans, and shares remaining under the Plans at September 30, 2025 were as follows:

September 30, 2025	Shares Authorized Under Plans	Shares Outstanding Under Plans	Shares Remaining Under Plans
2014 Plan	54,402,264	33,772,840	N/A
2020 Plan	97,638,080	32,441,536	18,118,037
2020 MIP	33,426,983	20,056,191	—
Inducement Plan	11,000,000	3,858,652	—

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
The Company recorded Stock-based compensation for stock options, RSUs, and PRSUs granted under the Plans, and discounts offered in connection with the Company's 2020 Employee Stock Purchase Plan ("ESPP") of $26.1 million and $28.0 million during the three months ended September 30, 2025 and 2024, respectively, and $78.7 million and $84.7 million during the nine months ended September 30, 2025 and 2024, respectively, and such expenses are presented in Salaries and benefits in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
Compensation cost presented in Salaries and benefits in the Condensed Consolidated Statements of Operations and Comprehensive Loss were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Stock options	$42	$384	$336	$1,532
RSUs	23,113	21,074	69,206	62,391
PRSUs	2,828	6,170	8,815	20,327
ESPP	123	360	381	436
Total compensation cost recognized for stock-based compensation plans	$26,106	$27,988	$78,738	$84,686
At September 30, 2025, there was approximately $343.0 million of unrecognized stock-based compensation expense related to unvested stock options, unvested RSUs, unvested PRSUs and the ESPP.
Stock Options
The Company did not grant stock options during the nine months ended September 30, 2025 and 2024, respectively.
A summary of option activity under the 2020 Plan during the nine months ended September 30, 2025, was as follows:

	Number of stock options	Weighted-average exercise price
Outstanding, January 1, 2025	804,127	$8.87
Granted	—	—
Exercised	—	—
Forfeited	(1,654)	8.87
Outstanding, September 30, 2025	802,473	$8.88

A summary of stock option activity under the 2014 Plan during the nine months ended September 30, 2025, was as follows:

	Number of stock options	Weighted-average exercise price
Outstanding, January 1, 2025	23,465,666	$2.73
Granted	—	—
Exercised	(389,784)	1.61
Forfeited	(49,914)	3.89
Outstanding, September 30, 2025	23,025,968	$2.75
At September 30, 2025, outstanding stock options, substantially all of which are expected to vest, had an aggregate intrinsic value of $19.8 million, and a weighted-average remaining contractual term of 3.74 years. At September 30, 2025, there were 23,828,441 options exercisable under the Plan, with an aggregate intrinsic value of $19.8 million, a weighted-average exercise price of $2.96 per share, and a weighted-average remaining contractual term of 3.74 years. The total value of stock options exercised during the nine months ended September 30, 2025 and 2024 was $1.4 million and $0.3 million, respectively. Cash received from stock option exercises during the nine months ended September 30, 2025 and 2024 totaled $0.6 million and $0.2 million, respectively.
Restricted Stock Units
A summary of total RSU activity is presented below:

	Number of RSUs	Weighted-average grant date fair value per share
Outstanding, January 1, 2025	55,731,587	$3.67
Granted	4,091,980	3.28
Released	(20,648,983)	3.88
Forfeited	(1,216,834)	1.98
Outstanding, September 30, 2025	37,957,750	$3.57
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
At September 30, 2025, the market condition component of these PRSUs has not been met, so the awards have not been earned. This expense represents most of the PRSU expense recognized for the three months ended September 30, 2025 related to stock-based compensation plans which is presented in Salaries and benefits in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company has also determined the requisite service period for the PRSUs with multiple performance conditions to be the longest of the explicit, implicit, or derived service period for each tranche.
A summary of PRSU activity is presented below:

	Number of PRSUs	Weighted-average grant date fair value per share
Non-vested, January 1, 2025	29,151,407	$9.09
Granted during 2025	62,666	3.81
Adjustment for performance condition achieved(1)	99,558	0.94
Vested	(945,692)	1.12
Forfeited	(24,911)	1.19
Non-vested at September 30, 2025	28,343,028	$9.32
(1) Represents an increase in the number of original CLOV performance share units awarded based on final achievement at the end of the performance period of such awards.
At September 30, 2025, there was $3.0 million of unrecognized share-based compensation expense related to PRSUs.
2020 Employee Stock Purchase Plan
On January 6, 2021, the Board adopted and the Company's stockholders approved the ESPP, which permits eligible employees and service providers of either the Company or designated related companies and affiliates to contribute up to 15% of their eligible compensation during defined offering periods to purchase shares of the Company’s Class A common stock at a 15% discount from the fair market value of the common stock as determined on specific dates at specific intervals. Subject to adjustments provided in the ESPP that are discussed below, the maximum number of shares of common stock that may be purchased under the ESPP is 14,163,863 shares, and the maximum number of shares that may be purchased on any single purchase date by any one participant is 5,000 shares. At September 30, 2025, 12,440,564 shares of Class A common stock were available for issuance under the ESPP.
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
10. Income Taxes
The consolidated effective tax rate of the Company for the three and nine months ended September 30, 2025 and 2024, was 0.0% and 0.0%, respectively. The Company continues to be in a net operating loss for the three and nine months ended September 30, 2025 and net deferred tax asset position. As a result, and in accordance with accounting standards, the Company recorded a valuation allowance to reduce the value of the net deferred tax assets to zero. The Company believes that at September 30, 2025, it had no material uncertain tax positions. Interest and penalties related to unrecognized tax expense (benefits) are recognized in income tax expense, when applicable.
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”), which enacts significant changes to the US federal corporate income tax system.  The legislation includes, among other provisions, modifications to the treatment of research and development expenditures, permanent 100% bonus depreciation, and changes to the interest deduction limitation under Section 163(j). The Company does not expect the legislation to have a material impact on the Company’s consolidated financial statements while the Company maintains a full valuation allowance on all net deferred tax assets.
There were no material liabilities for interest and penalties accrued at September 30, 2025 and December 31, 2024.
11. Net Loss per Share
Basic and diluted net loss per share from continuing operations attributable to Class A common stockholders and Class B common stockholders (collectively, "Common Stockholders") for the years indicated were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except for per share and share amounts)
Numerator:
Net loss from continuing operations attributable to common stockholders	$(24,377)	$(8,785)	$(36,229)	$(24,785)
Net (loss) income from discontinued operations attributable to common stockholders	—	(370)	—	3,868
Denominator:
Weighted average number of common shares and common share equivalents outstanding, basic and diluted	512,743,521	490,180,103	510,191,111	488,501,812

Basic and diluted loss per share from continuing operations	$(0.05)	$(0.02)	$(0.07)	$(0.05)
Basic and diluted (loss) earnings per share from discontinued operations	$—	$—	$—	$0.01
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

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Options to purchase common stock	23,828,441	24,532,236	23,828,441	24,532,236
RSUs	37,957,750	49,693,566	37,957,750	49,693,566
PRSUs	28,343,028	29,768,184	28,343,028	29,768,184
Total potentially dilutive shares excluded from computation of net loss per share	90,129,219	103,993,986	90,129,219	103,993,986
12. Commitments and Contingencies
Legal Actions
Various lawsuits against the Company may arise in the ordinary course of the Company's business. Contingent liabilities arising from ordinary course litigation, income taxes and other matters are not expected to be material in relation to the financial position of the Company. At September 30, 2025, and December 31, 2024, respectively, there were no material known contingent liabilities arising outside the normal course of business other than as set forth below. In accordance with ASC No. 450-20, Loss Contingencies, we will record accruals for loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.
Securities Class Actions and Investigations
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
In February 2021, the Company and certain of its directors and officers were named as defendants in putative class actions filed in the United States District Court for the Middle District of Tennessee: Bond v. Clover Health Investments, Corp. et al., Case No. 3:21-cv-00096 (M.D. Tenn.); Kaul v. Clover Health Investments, Corp. et al., Case No. 3:21-cv-00101 (M.D. Tenn.); Yaniv v. Clover Health Investments, Corp. et al., Case No. 3:21-cv-00109 (M.D. Tenn.); and Tremblay v. Clover Health Investments, Corp. et al., Case No. 3:21-cv-00138 (M.D. Tenn.). The complaints asserted violations of sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act. The Kaul action asserted additional claims under sections 11 and 15 of the Securities Act. The complaints generally related to allegations published in the Hindenburg Article. In April 2021, the Middle District of Tennessee class actions were consolidated under Bond v. Clover Health Investments, Corp. et al., Case No. 3:21-cv-00096 (M.D. Tenn.) as the lead case. On April 21, 2023, the parties to the securities class action entered into a memorandum of understanding providing for the settlement of the action. The Court approved the settlement and dismissed the action with prejudice on October 3, 2023. Under the settlement, the class received $22 million dollars (less an award of fees and expenses to the plaintiffs’ counsel), and the defendants (including the Company) received customary releases. The Company used $19.5 million in insurance proceeds to fund the settlement. The Company previously filed a lawsuit in Delaware state court against certain of its insurers for full payment of its liabilities related to this securities litigation. The Company has since executed settlement agreements with each of the insurer parties to resolve all claims and counterclaims.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Insurance Segment	2025	2024	2025	2024
	(in thousands)
Premiums earned, net (net of ceded premiums)	$479,128	$322,579	$1,405,860	$1,014,201
Less:
Net medical claims incurred	428,855	251,643	1,190,954	767,125
Salaries and benefits	46,495	53,598	164,920	166,440
General and administrative expenses	47,226	34,307	144,943	121,796
Segment net loss	$(43,448)	$(16,969)	$(94,957)	$(41,160)

Reconciliation:
Elimination of intersegment profits	$5,382	$1,869	$36,047	$3,842
Other income	17,522	8,407	30,741	19,967
Other salaries and benefits	(1,700)	(1,397)	(3,606)	(3,277)
Other general and administrative expenses	(1,727)	(894)	(3,169)	(2,398)
Depreciation and amortization	(406)	(339)	(1,266)	(987)
Restructuring recoveries (costs)	—	538	—	(288)
Change in fair value of warrants	—	—	(19)	(17)
Loss on investment	—	—	—	(467)
Net loss from continuing operations	$(24,377)	$(8,785)	$(36,229)	$(24,785)

Total assets	$386,716	$431,231	$386,716	$431,231
14. Dividend Restrictions
The Company's regulated insurance subsidiaries are subject to regulations and standards in their respective jurisdictions. These standards, among other things, require these subsidiaries to maintain specified levels of statutory capital and limit the timing and amount of dividends and other distributions that may be paid to their parent companies. Therefore, the Company's regulated insurance subsidiaries' ability to declare and pay dividends is limited by state regulations including obtaining prior approval by the New Jersey Department of Banking and Insurance. At September 30, 2025 and December 31, 2024, neither of the regulated insurance subsidiaries had been authorized nor paid any dividends.

15. Restructuring costs
On April 17, 2023, the Company announced it would implement certain business transformation initiatives, including an agreement to move its core MA operational platform to UST HealthProof’s (“UST HealthProof”) and additional corporate restructuring actions. The agreement with UST HealthProof includes the transition of certain of the Company’s plan operation functions in support of its Medicare Advantage members pursuant to a master services agreement. In addition to the arrangement with UST HealthProof, in April 2023 the Company conducted a reduction in force to better align its Selling, General, and Administrative cost structure with its revenue base. This restructuring resulted in the elimination of approximately 10% of the Company's workforce. The Company incurred costs related to these business transformation initiatives, which consisted of employee termination benefits, vendor related costs, and other costs, which are accounted for as exit and disposal costs and recorded pursuant to ASC 420, Exit or Disposal Cost Obligations. These activities were concluded by December 31, 2024. During the three months ended September 30, 2025 and 2024, the Company recovered zero and $0.5 million, respectively. For the nine months ended September 30, 2025 and 2024, the Company recognized zero and $0.3 million,respectively, of expenses related to these activities in the Condensed Consolidated Statements of Operations and Comprehensive Loss. As of September 30, 2025, the remaining vendor-related liability is being reduced through the contractually scheduled payments. This liability is recognized within Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets.
16. Discontinued Operations
On December 1, 2023, the Company notified CMS that it would no longer participate as a REACH ACO in connection with the 2024 performance year. The Company’s exit from the ACO REACH Program was made after the Company determined that it was in its best interest to fully exit the program, following its November 2022 announcement of a strategic reduction in the number of ACO REACH participating physicians in 2023. Subsequent to the 2023 performance year, the remaining activities related to the December 2024 settlement with CMS for prior performance years. During the three months ended September 30, 2025, the Company recognized net loss of zero, and for the nine months ended September 30, 2025, the Company recognized a net loss of zero. During the three and nine months ended September 30, 2024, the Company recognized a net loss of $0.4 million and net income of $3.9 million income, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto for the three and nine months ended September 30, 2025, contained in this Quarterly Report on Form 10-Q (the "Form 10-Q") and the audited consolidated financial statements and notes thereto for the year ended December 31, 2024, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the "SEC") on March 3, 2025 (the "2024 Form 10-K"). This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of the 2024 Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. See "Cautionary Note Regarding Forward-Looking Statements" for additional information. Unless the context otherwise requires, references in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" to "we," "us," "our," "Clover," "Clover Health," and the "Company" mean the business and operations of Clover Health Investments, Corp. and its consolidated subsidiaries.
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
We operate Preferred Provider Organization ("PPO") and Health Maintenance Organization ("HMO") Medicare Advantage ("MA") plans for Medicare-eligible individuals. We aim to provide high-quality, affordable healthcare for all Medicare beneficiaries. Among plans with similar major characteristics, we offer most members in our MA plans (the "members") among the lowest average out-of-pocket costs for primary care provider and specialist co-pays in their markets. We strongly believe in providing our members provider choice, and we consider our PPO plans to be our flagship insurance product. An important feature of our MA product is wide network access. We believe the use of Clover Assistant and related data insights allows us to improve clinical decision-making through a highly scalable platform. At September 30, 2025, we operated our MA plans in five states and 200 counties, with 109,226 members.
Recent Developments
CMS Star Ratings
On October 9, 2025, the Company announced that CMS has decreased the Star rating of its PPO Medicare Advantage plans to 3.5 Stars for 2026, which will affect payment year 2027. Additionally, CMS increased the rating of Clover’s HMO MA plan to 4.0 Stars. As a reminder, currently over 97% of our insurance members are members of our PPO Medicare Advantage Plans.
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

The following table presents key financial measures for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Total	PMPM (1)	Total	PMPM (1)	Total	PMPM (1)	Total	PMPM (1)
	(amounts in thousands, except PMPM amounts)
Insurance members at period end (#)	109,226	N/A	81,110	N/A	109,226	N/A	81,110	N/A
Premiums earned, gross	$479,220	$1,467	$322,676	$1,333	$1,406,144	$1,485	$1,014,502	$1,409
Premiums earned, net	$479,128	$1,467	$322,579	$1,333	$1,405,860	$1,484	$1,014,201	$1,409
Insurance medical claim expense incurred, gross	$428,882	$1,321	$251,856	$1,041	$1,191,154	$1,258	$767,338	$1,068
Insurance net medical claims incurred	$428,855	$1,321	$251,643	$1,040	$1,190,954	$1,258	$767,125	$1,066
Benefits expense ratio, gross	93.5%	N/A	82.8%	N/A	89.4%	N/A	80.6%	N/A
Normalized benefits expense ratio, gross	92.4%	N/A	85.4%	N/A	88.9%	N/A	84.9%	N/A
Benefits expense ratio, net	93.5%	N/A	82.8%	N/A	89.4%	N/A	80.6%	N/A
Normalized benefits expense ratio, net	92.4%	N/A	85.4%	N/A	88.9%	N/A	84.9%	N/A
Adjusted SG&A	$71,066	N/A	$61,949	N/A	$236,666	N/A	$208,593	N/A
Adjusted EBITDA	$2,111	N/A	$19,263	N/A	$45,028	N/A	$62,292	N/A
Adjusted Net income from continuing operations	$1,705	N/A	$18,924	N/A	$43,743	N/A	$60,821	N/A
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

Benefits expense ratio, gross and net
Benefits expense ratio ("Insurance BER") is a non-GAAP financial measure. We calculate our Insurance BER by taking the total of Insurance net medical expenses incurred and quality improvements, and dividing that total by premiums earned on a net basis, in a given period. Quality improvements include expenses associated with activities that improve health outcomes, as defined by the U.S. Department of Health and Human Services ("HHS"), as well as those directly tied to enhancing healthcare quality, such as the Company's spend on health information technology, wellness and prevention programs, initiatives to reduce hospital readmissions, and our clinically focused Member Rewards program. We believe our Insurance BER is useful to management, investors, and others because it offers a clearer and more accurate representation of our investment in healthcare quality and member engagement, and gives a comprehensive view of costs related to maintaining and improving the quality of care of our members, which is crucial for sustaining member satisfaction and adherence to treatment regimens. Furthermore, Normalized Insurance BER adjusts out activity related to prior period development. Prior period development refers to changes in the Company’s Insurance Revenue and Insurance Medical claims levels from previous periods. Management believes that Normalized Insurance BER presents a clearer representation of performance during the current period being presented.
The tables below provide reconciliations of Net medical claims incurred and Premiums earned on a gross and net basis which are GAAP measures, to Insurance BER, a non-GAAP measure.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Net medical claims incurred, gross (GAAP):	$428,882	$251,856	$1,191,154	$767,338
Adjustments
Quality improvements	19,341	15,445	66,244	50,383
Benefits expense, gross (non-GAAP)	$448,223	$267,301	$1,257,398	$817,721

Premiums earned, gross (GAAP)	$479,220	$322,676	$1,406,144	$1,014,502
Benefits expense ratio, gross (non-GAAP)	93.5%	82.8%	89.4%	80.6%
Adjustments
Prior period development	(1.1)	2.6	(0.5)	4.3
Normalized benefits expense ratio, gross (non-GAAP)	92.4%	85.4%	88.9%	84.9%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Net medical claims incurred, net (GAAP):	$428,855	$251,643	$1,190,954	$767,125
Adjustments
Quality improvements	19,341	15,445	66,244	50,383
Benefits expense, net (non-GAAP)	$448,196	$267,088	$1,257,198	$817,508

Premiums earned, net (GAAP)	$479,128	$322,579	$1,405,860	$1,014,201
Benefits expense ratio, net (non-GAAP)	93.5%	82.8%	89.4%	80.6%
Adjustments
Prior period development	(1.1)	2.6	(0.5)	4.3
Normalized benefits expense ratio, net (non-GAAP)	92.4%	85.4%	88.9%	84.9%

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
The table below provides a reconciliation of Total SG&A, a GAAP financial measure, to Adjusted SG&A, a non-GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Salaries and benefits	$48,195	$54,995	$168,526	$169,717
General and administrative expenses	48,953	35,201	148,112	124,194
Total SG&A (GAAP)	97,148	90,196	316,638	293,911
Adjustments
Stock-based compensation	(26,106)	(27,988)	(78,738)	(84,686)
Non-recurring legal expenses and settlements	24	(259)	(1,234)	(632)
Adjusted SG&A (non-GAAP)	$71,066	$61,949	$236,666	$208,593

Total revenues (GAAP)	$496,650	$330,986	$1,436,601	$1,034,168
Adjusted SG&A (non-GAAP) as a percentage of Total revenues	14.3%	18.7%	16.5%	20.2%
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure defined by us as net loss from continuing operations before depreciation and amortization, loss on investment, interest expense, change in fair value of warrants, stock-based compensation, premium deficiency reserve expense, restructuring (recoveries) costs, impairment of goodwill and other intangible assets, and non-recurring legal expenses and settlements. Adjusted EBITDA is a key measure used by our management team and the board of directors to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short and long-term operating plans. In particular, we believe that the exclusion of the amounts eliminated in calculating Adjusted EBITDA provide useful measures for period-to-period comparisons of our business. Accordingly, we believe that Adjusted EBITDA provides investors and others useful information to understand and evaluate our operating results in the same manner as our management and our board of directors.
The table below provides a reconciliation of Net (loss) income from continuing operations, a GAAP financial measure, to Adjusted EBITDA, a non-GAAP financial measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Net loss from continuing operations (GAAP):	$(24,377)	$(8,785)	$(36,229)	$(24,785)
Adjustments
Depreciation and amortization	406	339	1,266	987
Change in fair value of warrants	—	—	19	17
Loss on investment	—	—	—	467
Stock-based compensation	26,106	27,988	78,738	84,686
Restructuring (recoveries) costs	—	(538)	—	288
Non-recurring legal expenses and settlements	(24)	259	1,234	632
Adjusted EBITDA (non-GAAP)	$2,111	$19,263	$45,028	$62,292

Adjusted Net income from continuing operations
Adjusted Net income from continuing operations is a non-GAAP financial measure defined by us as net loss from continuing operations before stock-based compensation, premium deficiency reserve benefit, restructuring (recoveries) costs, non-recurring legal expenses and settlement, and impairment of goodwill and other intangible assets. Adjusted Net income from continuing operations is a key measure used by our management team and the board of directors to understand and evaluate our operating performance and trends. We believe that Adjusted Net income from continuing operations is helpful to investors in assessing the Company’s financial performance in the same manner as our management and our board of directors.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Net loss from continuing operations (GAAP)	$(24,377)	$(8,785)	$(36,229)	$(24,785)
Adjustments
Stock-based compensation	26,106	27,988	78,738	84,686
Restructuring (recoveries) costs	—	(538)	—	288
Non-recurring legal expenses and settlements	(24)	259	1,234	632
Adjusted Net income from continuing operations (non-GAAP)	$1,705	$18,924	$43,743	$60,821

Results of Operations
Comparison of the Three Months Ended September 30, 2025 and 2024
The following table summarizes our condensed consolidated results of operations for the three months ended September 30, 2025 and 2024. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended September 30,		Change Between 2025 and 2024
	2025	2024	($)	(%)
	(in thousands)
Revenues
Premiums earned, net (Net of ceded premiums of $92 and $97 for the three months ended September 30, 2025 and 2024, respectively)	$479,128	$322,579	$156,549	48.5%
Other income	17,522	8,407	9,115	108.4
Total revenues	496,650	330,986	165,664	50.1

Operating expenses
Net medical claims incurred	423,473	249,774	173,699	69.5
Salaries and benefits	48,195	54,995	(6,800)	(12.4)
General and administrative expenses	48,953	35,201	13,752	39.1
Depreciation and amortization	406	339	67	19.8
Restructuring recoveries	—	(538)	538	*
Total operating expenses	521,027	339,771	181,256	53.3
Loss from continuing operations	(24,377)	(8,785)	(15,592)	177.5
Net loss from continuing operations	(24,377)	(8,785)	(15,592)	177.5
Net loss from discontinued operations	—	(370)	370	*
Net loss	$(24,377)	$(9,155)	$(15,222)	166.3%
*    Not presented because the current or prior period amount is zero or the amount for the line item changed from a gain to a loss (or vice versa) and thus yields a result that is not meaningful.
Premiums earned, net
Premiums earned, net increased $156.5 million, or 49%, to $479.1 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase was primarily driven by growth in our average members over the period, which increased approximately 35%.
Other income
Other income increased by $9.1 million, or 108%, to $17.5 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase was primarily driven by an increase in fair value of our equity investments.
Net medical claims incurred
Net medical claims incurred increased $173.7 million, or 70%, to $423.5 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase was primarily driven by growth in our average members during the period, which increased approximately 35% and an increase in our Part D cost sharing due to changes arising from the Inflation Reduction Act. Additionally, prior year amounts were impacted by more favorable prior period developments as compared to the current year.
Salaries and benefits
Salaries and benefits decreased by $6.8 million, or 12%, to $48.2 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. This decrease was primarily driven by a decrease in the Company's variable incentive bonus accruals. This was partially offset by an increase in base salaries driven primarily by headcount growth.
General and administrative expenses
General and administrative expenses increased $13.8 million, or 39%, to $49.0 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase was primarily driven by higher professional fees and higher broker fees, with the latter being driven by membership growth during the most recent annual enrollment period.

Comparison of the Nine Months Ended September 30, 2025 and 2024
The following table summarizes our condensed consolidated results of operations for the nine months ended September 30, 2025 and 2024. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Nine Months Ended September 30,		Change Between 2025 and 2024
	2025	2024	($)	(%)
	(in thousands)
Revenues
Premiums earned, net (Net of ceded premiums of $284 and $301 for the nine months ended September 30, 2025 and 2024, respectively)	$1,405,860	$1,014,201	$391,659	38.6%
Other income	30,741	19,967	10,774	54.0
Total revenues	1,436,601	1,034,168	402,433	38.9

Operating expenses
Net medical claims incurred	1,154,907	763,283	391,624	51.3
Salaries and benefits	168,526	169,717	(1,191)	(0.7)
General and administrative expenses	148,112	124,194	23,918	19.3
Depreciation and amortization	1,266	987	279	28.3
Restructuring costs	—	288	(288)	*
Total operating expenses	1,472,811	1,058,469	414,342	39.1
Loss from continuing operations	(36,210)	(24,301)	(11,909)	49.0

Change in fair value of warrants	19	17	2	28.3
Loss on investment	—	467	(467)	*
Net loss from continuing operations	(36,229)	(24,785)	(11,444)	46.2
Net income from discontinued operations	—	3,868	(3,868)	*
Net loss	$(36,229)	$(20,917)	$(15,312)	73.2%
*    Not presented because the current or prior period amount is zero or the amount for the line item changed from a gain to a loss (or vice versa) and thus yields a result that is not meaningful.
Premiums earned, net
Premiums earned, net increased $391.7 million, or 39%, to $1,405.9 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase was primarily driven by growth in our average members over the period, which increased approximately 32%.
Other income
Other income increased by $10.8 million, or 54%, to $30.7 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase was primarily driven by an increase in fair value of our equity investments.
Net medical claims incurred
Net medical claims incurred increased $391.6 million, or 51%, to $1,154.9 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase was primarily driven by growth in our average members during the period, which increased approximately 32% and an increase to our Part D cost sharing due to changes arising from the Inflation Reduction Act. Additionally, prior year amounts were impacted by more favorable prior period developments as compared to the current year.
Salaries and benefits
Salaries and benefits remained materially consistent decreasing by $1.2 million, or 1%, to $168.5 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.
General and administrative expenses
General and administrative expenses increased $23.9 million, or 19%, to $148.1 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase was primarily driven by higher professional fees and higher broker fees, with the latter being driven by membership growth during the most recent annual enrollment period.

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
Consolidated Entities
Our cash equivalents and investment securities consist primarily of money market funds, U.S. government debt securities, and corporate debt securities. At September 30, 2025 and December 31, 2024, total cash, cash equivalents, and investments were $395.9 million and $437.6 million, respectively. These totals consist of $205.9 million and $243.1 million at September 30, 2025 and December 31, 2024, respectively, that specifically relate to available-for-sale and held-to-maturity investment securities.
Unregulated Entities
At September 30, 2025 and December 31, 2024, total cash, cash equivalents, and investments for the parent company, Clover Health Investments, Corp., and unregulated subsidiaries were $122.9 million and $151.5 million, respectively. We operate as a holding company in a highly regulated industry. As such, we may receive dividends and administrative expense reimbursements from our subsidiaries, two of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated insurance subsidiaries.
Regulated Entities
At September 30, 2025 and December 31, 2024 total cash, cash equivalents, and investments for our regulated subsidiaries were $273.0 million and $286.1 million, respectively. Additionally, our regulated insurance subsidiaries held $205.9 million and $243.1 million of available-for-sale and held-to-maturity investment securities at September 30, 2025 and December 31, 2024, respectively. Our use of operating cash derived from our unregulated subsidiaries is generally not restricted by departments of insurance (or comparable state regulatory agencies). Our regulated insurance subsidiaries are subject to regulations and standards in their respective jurisdictions on their ability to declare and pay dividends to the parent. As of September 30, 2025, there have been no dividends paid to the parent. Insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amounts calculated under any applicable formula would be permitted. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our regulated insurance subsidiary may in the future adopt statutory provisions more restrictive than those currently in effect.
For a detailed discussion of our regulatory requirements, including aggregate statutory capital and surplus as well as dividends paid from the subsidiaries to the parent, please refer to Notes 19 "Dividend Restrictions", 20 "Statutory Equity", and 21 "Regulatory Matters" in the 2024 Form 10-K.
Cash Flows
The following table summarizes our condensed consolidated cash flows for the nine months ended September 30, 2025 and 2024.

Nine Months Ended September 30,	2025	2024
	(in thousands)
Cash Flows Data:
Net cash provided by operating activities from continuing operations	$1,218	$129,539
Net cash provided by investing activities	39,071	2,004
Net cash used in financing activities	(44,777)	(11,220)
(Decrease) increase in cash and cash equivalents from continuing operations	$(4,488)	$120,323

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
For the nine months ended September 30, 2025, Net cash used in operating activities from continuing operations was $1.2 million, which reflects a Net loss from continuing operations of $36.2 million. Non-cash activities primarily included a $78.7 million charge to Stock-based compensation expense.
For the nine months ended September 30, 2024, Net cash provided by operating activities from continuing operations was $129.5 million, which reflects a Net loss from continuing operations of $24.8 million. Non-cash activities primarily included a $84.7 million charge to Stock-based compensation expense and Unpaid claims increased by $30.3 million.
Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2025 of $39.1 million was primarily due to $139.5 million provided from the sales and maturities of investment securities. This was offset by $99.0 million used to purchase investments.
Net cash provided by investing activities for the nine months ended September 30, 2024, of $2.0 million was primarily due to $156.6 million provided from the sales and maturities of investment securities. This was offset by $153.3 million used to purchase investments.
For additional information regarding our investing activities, please refer to Note 3 "Investment Securities" to our condensed consolidated financial statements included in this Form 10-Q.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2025 of $44.8 million was primarily the result of cash paid for shares withheld related to stock-based compensation totaling $27.7 million and share repurchases totaling $18.3 million of Class A Common stock.
Net cash used in financing activities for the nine months ended September 30, 2024 of $11.2 million was primarily the result of cash paid for shares withheld related to stock-based compensation totaling $9.7 million and repurchases of $1.8 million of Class A Common stock.
Financing Arrangements
There have been no material changes to our financing arrangements at September 30, 2025.
Contractual Obligations and Commitments
We believe that funds from projected future operating cash flows, cash, cash equivalents, and investments will be sufficient for future operations and commitments, and for capital acquisitions and other strategic transactions, over at least the next 12 months.
Material cash requirements from known contractual obligations and commitments at September 30, 2025 include operating lease obligations of $2.8 million. These commitments are associated with contracts that were enforceable and legally binding at September 30, 2025, and that specified all significant terms, including fixed or minimum serves to be used, fixed, minimum, or variable price provisions, and the approximate timing of the actions under the contracts. There were no other material cash requirements from known contractual obligations and commitments at September 30, 2025. For additional information regarding our remaining estimated contractual obligations and commitments, see Note 12 "Commitments and Contingencies" in the accompanying notes to the condensed consolidated financial statements included in this Form 10-Q.
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
Critical Accounting Policies and Estimates
We believe that the accounting policies and estimates involve a significant degree of judgment and complexity. There have been no significant changes in our critical accounting policies and estimates during the three months ended September 30, 2025, as compared to the critical accounting policies and estimates disclosed in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 2024 Form 10-K.
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
We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. Our investment policy is focused on preservation of capital, liquidity and earning a modest yield. Substantially all of our investment portfolio is invested in U.S. Treasury fixed maturity securities. At September 30, 2025, none of our fixed maturity securities portfolio was unrated or rated below investment grade.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our "Certifying Officers"), the effectiveness of our disclosure controls and procedures at September 30, 2025, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Certifying Officers concluded that, at September 30, 2025, our disclosure controls and procedures were effective.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended September 30, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act).

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

CLOVER HEALTH INVESTMENTS, CORP.

Date: November 7, 2025	By:	/s/ Andrew Toy
Andrew Toy
Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2025	By:	/s/ Peter Kuipers
Peter Kuipers
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)