Form 10-K
period 2025-12-31
CLOVER HEALTH INVESTMENTS, CORP. /DE
filed 2026-02-27
CIK 1801170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-K
________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒ At June 30, 2025, the aggregate market value of common stock held by non-affiliates was approximately $1,131,971,907, based on a closing price of $2.79.
At February 20, 2026, the registrant had 428,951,430 shares of Class A Common Stock, $0.0001 par value per share, and 95,715,856 shares of Class B Common Stock, $0.0001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for use in connection with its 2026 annual meeting of stockholders will be filed with the U.S. Securities and Exchange Commission within 120 days after the close of registrant's fiscal year and are incorporated by reference into Part III hereof.
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
•our expectations regarding the development and management of our business;
•our ability to maintain and increase adoption and use of Clover Assistant ("CA"), including the expansion of Clover Assistant technology for external payors and providers under the brand name Counterpart Assistant;
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
•our ability to effectively manage our member base and provider network;
•the anticipated benefits associated with the use of Clover Assistant, including our ability to utilize the platform to manage our medical expenses and medical loss ratios;
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
•inflation and fluctuating interest rates;
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
•Our long-term success depends on maintaining and continuing to improve CA, and the expansion of CA to external partners, as such, our past results may not be indicative of future performance.
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
•The dual class structure of our common stock has the effect of concentrating voting power with certain stockholders, including our directors and executive officers and their respective affiliates, who held in the aggregate 71.2% of the voting power of our capital stock at December 31, 2025. This ownership will limit or preclude the ability of our other stockholders to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
•Certain provisions in our corporate charter documents and under Delaware law may prevent or hinder attempts by our stockholders to change our management or to acquire a controlling interest in us. The trading price of our Class A common stock may be lower as a result.

Part I
Item 1. Business.
General
At Clover Health, our vision is to empower every physician with technology to identify, manage, and treat chronic diseases earlier. This results in earlier diagnosis and treatment, earlier disease management and more affordable and accessible care. Our strategy is to improve the care of our Medicare Advantage ("MA") members, develop wide physician networks, and provide technology to help empower physicians. Our proprietary software platform, Clover Assistant (licensed externally as Counterpart Assistant), supports clinical real-time decision making at the point of care by equipping the clinical with data and insights. This helps us execute our strategy by enabling physicians to detect, identify, and manage chronic diseases better than they otherwise could. This technology is a cloud-based software platform that curates data from over 100 sources and provides physicians with access to data-driven insights and personalized care recommendations for the patients. Our differentiated approach can be summarized as follows:
(1)Represents full year 2025 Benefits expense ratio (“BER”) for Clover Health, as well as most recent results of other public companies with “Traditional MA Plan” approaches that have reported results as of the time of this publication. BER is a non-GAAP financial measure. We calculate our BER by taking the total of Insurance net medical expenses incurred and quality improvements, and dividing that total by premiums earned on a net basis, in a given period. Please refer to the Company's Key Performance Measures included in Part II, Item 7 of this Form 10-K, for a reconciliation of BER to Insurance Net medical claims incurred, net, the most directly comparable GAAP measure.
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
We leverage Clover Assistant in our Preferred Provider Organization ("PPO") and Health Maintenance Organization ("HMO") plans. We aim to provide affordable, high-quality healthcare and we offer most of our members (referred to as "members") in our Medicare Advantage ("MA") plans among the lowest average out-of-pocket costs for primary care provider ("PCP") and specialist co-pays in their respective markets. We strongly believe in providing our members with provider choice and consider our PPO plans to be our flagship insurance product. An important feature of our MA product is its wide physician network. We often offer the same cost-sharing (co-pays and deductibles) for visits with primary care providers who are in-network and out-of-network. We manage care on our wide network by empowering providers with intuitive data-driven, personalized insights for their patients (our members) through the use of Clover Assistant. We believe this enables providers to make improved clinical decisions. We reach a broad array of consumers, including traditionally underserved markets. At January 1, 2026, we operated our MA plans in five states and 203 counties.

We complement our wide-network physicians and their patients with our longitudinal home-based primary care program for our highest acuity members, Clover Home Care, powered by Clover Assistant. This program covers the most medically complex patients, often with advanced co-morbidities. We believe Clover Assistant makes home care for high-risk individuals more scalable than fixed-site-based care. It permits technology deployment to enhance care and outcomes directly where patients live because our value proposition is centered around software. Clover Home Care seeks to preserve the PCP-to-patient relationship through collaboration, which aims to improve health outcomes and reduce medical expenses.
We have made it a priority to work with Medicare eligible seniors in underserved markets. This includes MA members diagnosed with at least two chronic diseases, as well as members living in communities that fall within the top five deciles of what the government defines as areas of socioeconomic deprivation. We are heavily invested in helping provide care for those who are most in need.
During 2024, the Company launched Counterpart Health, Inc., a new Software-as-a-Service (“SaaS”) and Tech Enabled Services Solution to bring the power of Clover Assistant technology to external payors and providers serving the Medicare eligible population. This external offering aims to equip clinician users with the Company's already built, clinician-centric, and AI-powered care management platform. Strategically, Counterpart Health, Inc., a subsidiary of Clover Health, aims to extend the benefits of proven data-driven technology and personalized care to a wider audience, enabling enhanced patient outcomes and reduced healthcare costs across the nation. Counterpart Health is complementary to Clover Health, and enables the Company to deploy and expand the reach of its existing technology asset for new potential growth and high margin business opportunities, with low startup costs. Unless the context otherwise provides, references to Clover Assistant in this report also refer to Counterpart Assistant, as applicable. We are continuing external commercialization efforts through Counterpart Health, to bring Clover's care model to more plans and providers nationwide. Counterpart Health is not yet significant to our overall business or results of operations. We remain focused on increasing total lives on Counterpart Health alongside Clover's growing Medicare Advantage Plan.
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
Medicare is the focal point of our opportunity. Approximately 70 million people were enrolled in Medicare in 2025. That number is expected to rise, equating to approximately $1.5 trillion in total expenditures by 2030. Within Medicare, the MA market made up approximately $545 billion of annual spend in 2025 and is expected to grow to approximately $916 billion by 2030. Original Medicare is expected to grow from $475 billion to $630 billion over the same period.

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

Our vision is to empower every physician with Clover Assistant technology to identify, manage, and treat chronic diseases earlier. We've published multiple white papers on the impact of Clover Assistant in real-world clinical settings. The image below shows the findings from our previously published papers:

(1) This analysis focuses on performance by non-SNP PPO plans with over 2,000 lives as of September 1, 2025 on HEDIS measures applicable to non-SNPs that were used for CMS’s MY 2024 Star ratings, applying the measure ranges used by CMS.
(2) “Clover Assistant Use and Diagnosis and Progression of Chronic Kidney Disease” www.cloverhealth.com/clinicalcare/ckd; “Clover Assistant Use and Diagnosis, Treatment, and Progression of Diabetes” www.cloverhealth.com/clinicalcare/diabetes; “Driving Clinical Excellence in Chronic Disease: Counterpart Assistant’s Role in Heart Failure Care” https://cdn.counterparthealth.com/whitepapers/2025_05_chf_whitepaper.pdf; “Counterpart Assistant Drives Clinical Excellence”, for detailed methodology and the HEDIS performance of the broader industry visit, please see here; “Driving Clinical Excellence in Chronic Disease: Counterpart Assistant’s Role in Chronic Obstructive Pulmonary Disease Care” https://cdn.counterparthealth.com/whitepapers/2025_08_copd_whitepaper.pdf; “Bridging the Divide: Counterpart Assistant Use by PCPs in Underserved Chronic Disease Populations Associated with Earlier Diagnosis and Less Frequent Hospitalization” https://cdn.counterparthealth.com/whitepapers/counterpart-sedn.pdf

We believe the key features that differentiate our Clover Assistant platform from other healthcare technology include the following:
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
Delivers differentiated clinical care capabilities
We work hard to drive better care for our lives under Clover management. To accomplish this goal, we aim to establish with Clover Assistant a comprehensive understanding of each patient, their conditions and needs as well as how those factors change over time, so that we can provide support to their providers as they determine when appropriate interventions should be delivered. We monitor a range of data sources over time to create a comprehensive view of each patient's disease trajectory. Taking this holistic approach helps us to improve personalized chronic disease management and care coordination. Clover Health has published data demonstrating the technology’s impact on Medication Adherence, Congestive Heart Failure, Chronic Obstructive Pulmonary Disease, and in Underserved Populations as well as the earlier identification and management of Diabetes and Chronic Kidney Disease.
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
•Quality gap closure. Clover Assistant identifies opportunities for improvement in clinical quality gaps, including those prioritized by Centers for Medicare & Medicaid Services' ("CMS") Star Ratings Program (plan performance measures that drive bonus payments for plan providers), such as prescription drug adherence, regular cancer screenings and the annual flu shot. By improving patient care management plans and addressing these quality gaps with evidence-based guidelines, we expect to reduce costs and improve care over the long term.
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
•Clover In-Home Care. Home-based care management for our most complex and highest acuity patients.
•Supportive Care. Advanced care planning support and palliative care for patients with limited life expectancy.
•Welcome Home Program. Care transition support for patients recently discharged from a hospital or post-acute care.
•Behavioral Health Program. Comprehensive care coordination for patients with behavioral health and social services needs.
Clover Assistant supports coordination of our high risk-members' care through our clinical programs, from identification of members who would benefit from such programs, through engagement to clinical care. Powered by Clover Assistant, we provide longitudinal care via various care delivery programs for our most at-risk members.
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
•Provider of choice. We value the health decisions our members make and believe that consumer-driven provider choice increases trust and member satisfaction. Our differentiated, open network philosophy offers considerable consumer choice: discretion to choose any new Medicare provider willing to see them, or keep an existing provider. The substantial majority of our members are enrolled in our open network plans, meaning that our members need not worry about verifying whether their primary care provider is in or out of our network, as they pay the same amount in either case.
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

Clover offers high-quality healthcare for our Medicare members
We believe our software-powered, primary care-centric approach addresses key systemic issues in healthcare, improving the quality of care and making care more affordable and accessible, regardless of a patient's socioeconomic status or geography. This scalable approach puts healthcare on a different trajectory, redistributing efficiencies and stretching the impact of each dollar spent on healthcare.
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
•Sustainable healthcare through reduced medical cost. We believe our focus on personalized evidence-based clinical recommendations leading to early disease identification, treatment, and management, and quality gap closure allow us to reduce medical costs over the long-term. Our innovative approach to preventive care empowers providers to spend more time understanding their patients and personalized, evidence-based guidelines and helps reduce the incidence of high-cost events that drive the largest share of healthcare expenditures.
Clover Assistant Architecture
Clover Assistant is a differentiated, scalable platform that is able to combine data synthesis and insight generation to provide unique and actionable insights to providers. The Clover Assistant platform synthesizes comprehensive, longitudinal sets of data, generates clinically-focused machine learning, artificial intelligence, and rules-based insights, and drives action by surfacing the most relevant, personalized information to providers designed to assist them in the early identification and management of disease. Our platform's excellence is centered on this three-pronged approach:
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
These three aspects of Clover Assistant (Synthesis, Insight, and Action) form a self-contained software improvement virtuous cycle. As providers take action based on our data insights, we receive rich feedback data in real time. We then input this data back into our data and insight layers, creating a loop of bi-directional information exchange.

Across all three prongs of our platform, Clover Assistant is designed and operated to preserve the confidentiality, integrity and availability of users’ and patients’ information in accordance with applicable law and recognized industry standards. Clover has in place policies designed to ensure compliance with guidelines promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). We have implemented a formal information security and privacy program that aligns to third-party frameworks and certifications (including HITRUST and SOC 2), and we maintain programmatic, auditable controls to support those certifications. Product-level security for Clover Assistant is governed by a dedicated product security function that works in coordination with corporate information security to design and operate controls appropriate for our clinical and customer-facing services. Our security program includes continuous monitoring, vulnerability management and remediation, periodic penetration and risk assessments, incident response and business continuity planning, and ongoing employee security awareness and testing.
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
Sales and Marketing
We market our MA plans through a broad range of activities and through an extensive network of insurance brokers and field marketing organizations. We also enter into co-branding arrangements with providers and other provider institutions. We market or may market our plans through a number of channels including, but not limited to, direct mail, marketing materials on our website and on the Internet, telesales, and free marketing channels provided by the U.S. government, such as the Medicare Plan Finder. Commissions paid to employed sales representatives and independent brokers and agents are based on a per unit commission structure, regulated in structure and amount by CMS.
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
Our Competition
The physician enablement space is highly competitive, and there are many players competing within the technology space as well as within segments of Medicare such as MA and Original Medicare. We compete in certain segments within the healthcare market, including MA plans as well as other healthcare technology platforms. Competition in our market involves rapidly changing technologies, evolving regulatory requirements and industry expectations, new product offerings and constantly evolving beneficiary and provider preferences and user requirements.
We face competition from incumbent MA sponsors, many of whom are developing their own technology or partnering with third-party technology providers to drive improvements in care. Our competitors generally include large, national insurers, such as United Health, Aetna, Humana, Centene, and Elevance Health that provide MA plans, as well as regional-based companies or health plans that provide MA plans, including Blue Cross Blue Shield affiliates, Alignment Health, and Devoted Health, Oscar Health, hospital systems and provider-based organizations.

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
Human Capital
Our vision is made possible through the efforts put forth by our teams. We strive to attract and retain highly qualified talent from different skill sets, professional backgrounds and industries in support of our range of businesses from technology to healthcare. Bringing together motivated, inquisitive and mission-oriented talent has provided us with a strategic advantage and is key to our success. Clover strives to provide a collaborative and supportive work environment, competitive market compensation and benefits programs and growth opportunities that empower our employees to deliver positive outcomes for beneficiaries.
At December 31, 2025, we had 724 employees with approximately 93% in the U.S. and 6% in Hong Kong with the remaining less than 1% dispersed in various countries.
Excellence in Distributed Work
We operate a distributed team model from the Board of Directors on down within our organization, and we believe that our distributed approach to teams allows us to attract the best talent for each and every role, without geographic constraints. In August 2018, we opened an office in Hong Kong, which now has a team of 41 employees.
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
We are also subject to CMS audits related to our compliance with CMS contracts, the performance of the plan, adherence to governing rules and regulations, and the quality of care we provide to Medicare beneficiaries, among other areas. For example, CMS currently conducts Risk Adjustments Data Validation audits of MA contracts for each contract year. In addition, the Department of Health and Human Services Office of Inspector General also audits risk adjustments of companies offering MA plans, and we anticipate this remaining a focus of government inquiries and investigations in the next few years.
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

Privacy, security, and data standards regulation
There are numerous state and federal laws and regulations related to the privacy and security of health information. Laws in all 50 states require businesses to provide notices to affected individuals whose personal information has been disclosed as a result of a data breach, and certain states require notifications for data breaches involving individually identifiable health information or protected health information. Many states require holders of personal information to maintain safeguards and take certain actions in response to a data breach, such as maintaining reasonable security measures and providing prompt notification of the breach to affected individuals and the state's attorney general.
In particular, regulations promulgated pursuant to HIPAA impose a number of obligations on covered entities, including issuers of health insurance coverage and health benefit plan sponsors. Health insurers, HMOs, and healthcare providers that transmit health information electronically are included in HIPAA's Privacy Rule definition of "Covered Entities." Regulations promulgated to implement HIPAA and the Health Information Technology for Economic and Clinical Health Act ("HITECH") also require that "business associates" (e.g., entities that perform functions or provide services involving the use or disclosure of protected health information on behalf of health plans and providers, such as electronic claims clearinghouses, print and fulfillment vendors and consultants acting for or on behalf of Covered Entities be contractually obligated to meet HIPAA standards. These regulations govern privacy and security of electronic health information; require federal data breach notification and reporting to the Office for Civil Rights ("OCR") of the U.S. Department of Health and Human Services ("HHS") and the Federal Trade Commission ("FTC"), affected individuals, and in some cases, to the local media. They provide for financial penalties and, in certain cases, criminal penalties for individuals, including employees, for privacy or security violations. In addition, OCR performs compliance audits in order to proactively enforce the HIPAA privacy and security standards and, as a result, may conduct audits of health plans, providers and other parties to enforce HIPAA compliance. OCR has become an increasingly active regulator and has signaled its intention to continue this trend. OCR has the discretion to impose penalties without being required to attempt to resolve violations through informal means; further, OCR may require companies to enter into resolution agreements and corrective action plans that impose ongoing compliance requirements. OCR enforcement activity against us can result in financial liability and reputational harm, and our responses to such enforcement activity can consume significant internal resources. In addition to enforcement by OCR, state attorneys general are authorized to bring civil actions under relevant state laws seeking either injunctions or damages in response to violations that threaten the privacy of state residents. As explained above, depending on the line of business, the Company acts or intends to act as both a covered entity and a business associate.
HIPAA does not preempt state laws that provide more stringent privacy protection than those provided for under HIPAA; as such, we may be subject to additional state privacy laws in the states in which we operate that are more privacy protective than HIPAA. Additionally, states have adopted regulations to implement provisions of the Financial Modernization Act of 1999 (also known as the Gramm-Leach-Bliley Act ("GLBA")) which generally require insurers to provide customers with notice regarding how their non-public personal health and financial information is used and the opportunity to "opt out" of certain disclosures before the insurer shares such information with a non-affiliated third party. The GLBA regulations apply to health, life, and disability insurance. Like HIPAA, the GLBA sets a "floor" standard, allowing states to adopt more stringent requirements governing privacy protection.
Federal and state consumer protection laws are being applied increasingly by the FTC and states' attorneys general to regulate the collection, use, storage, and disclosure of personal or health information, through websites or otherwise, and to regulate the presentation of website content. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security, and access. The FTC Act, Section 5 prohibits unfair or deceptive practices, which includes investigation and enforcement of misleading or deceptive claims made by companies. These issues can include claims made in privacy policies around how consumer health data will be used or disclosed. Consumer protection laws require us to publish statements to our lives under management that describe how we handle personal information and choices they may have about the way we handle personal information. If such information that we publish is considered untrue, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities, financial penalties, and other consequences. The Cybersecurity Information Sharing Act of 2015 encourages organizations to share cyber threat indicators with the federal government and directs HHS to develop a set of voluntary cybersecurity best practices for organizations in the healthcare industry.
In addition, states have begun to enact more comprehensive privacy laws and regulations addressing consumer rights relating to data use and disclosure, confidentiality, transparency, and cybersecurity. Violations by us of applicable federal and state privacy and security laws and other contractual requirements may result in significant liability and expense, damage to our reputation and the termination of relationships with our customers.

There are federal and state laws that govern specific types of health information, including but not limited to substance use disorder information, mental health information, and reproductive health information. 42 CFR Part 2 governs the confidentiality of substance use disorder information at the federal level, and recent regulatory efforts have better aligned use and disclosure of Part 2 information with PHI, regulated by HIPAA. Some states have also enacted condition-specific health privacy laws that restrict the use or disclosure of specific types of information, and to the extent applicable, the Company must comply with those requirements. (See e.g. Washington’s My Health My Data Law) Such laws must be reviewed for applicability to the Company and impose additional obligations to those of HIPAA.
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

State laws and regulation
Healthcare regulation.
Our plans are regulated in, and must be licensed by, the jurisdictions in which they conduct business. The nature and extent of state regulation varies by jurisdiction, and state insurance regulators generally have broad administrative power with respect to all aspects of the insurance business. The majority of states in which we operate plans require periodic financial reports to be filed with the National Association of Insurance Commissioners ("NAIC"), while New Jersey, the state of domicile of our regulated insurance entities, requires reports to be filed directly with the New Jersey Department of Banking and Insurance ("NJ DOBI"). The establishment of minimum capital or restricted cash reserve requirements is determined on a state-by-state basis. The NAIC has adopted model regulations that, where adopted by states, require expanded governance practices and risk and solvency assessment reporting. Most states have adopted these or similar measures to expand the scope of regulations relating to corporate governance and internal control activities of HMO's and insurance companies. We are required to maintain a risk management framework and file a confidential self-assessment report with state insurance regulators. We are also required to file a variety of reports stipulated by each state in which we are licensed. These reports can be financial or informational in nature. At December 31, 2025, our PPO plans were licensed in 45 states and the District of Columbia and were not licensed in Michigan, New Hampshire, New York, North Carolina, and Vermont. Our HMO is licensed in New Jersey and Texas. The most comprehensive reporting is required by the state of domicile of our regulated insurance entities which, for both the HMO and PPO, is New Jersey.
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
Channels for Disclosure of Information
Investors and others should note that we routinely announce material information to investors and the marketplace using filings with the SEC, press releases, public conference calls, presentations, webcasts and our investor relations website. We use the investor relations page of our website for purposes of compliance with Regulation FD and as a routine channel for distribution of important information, including news releases, analyst presentations, financial information and corporate governance practices. We also use certain social media channels as a means of disclosing information about the Company and our products to our customers, investors and the public, including @CloverHealth and #CloverHealth on X, and the LinkedIn accounts of our Chief Executive Officer, Andrew Toy and Chief Financial Officer, Peter Kuipers. The information posted on social media channels is not incorporated by reference in this report or in any other report or document we file with the SEC. While not all of the information that we post to our investor relations website or to social media accounts is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media, and others interested in the Company to review the information that we share at the "Investors" link located on our webpage at https://investors.cloverhealth.com/investor-relations and to sign up for and regularly follow our social media accounts. Users may automatically receive email alerts and other information about the Company when enrolling an email address by visiting "Email Alerts" in the "Investor Resources" section of our website at https://investors.cloverhealth.com/investor-relations.
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
We have incurred net losses of $85.5 million, $46.3 million, and $210.1 million for the years ended December 31, 2025, 2024, and 2023, respectively, and as of December 31, 2025 we had an accumulated deficit of approximately $2.3 billion. We may continue to incur losses in the near term as we continue to invest significant additional funds towards growing our business. In particular, we expect to continue to invest in improving Clover Assistant and our technology infrastructure, developing our clinical care programs, increasing adoption of the Clover Assistant platform, including through Counterpart Health, expanding our marketing and outreach efforts, expanding our operations geographically, and developing future offerings that improve care and supplement our revenue streams. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these expenses. Even if we are successful in increasing our Total revenues from Insurance premiums earned, we may not successfully and effectively predict, price, and manage the medical costs.
Furthermore, we may not be able to sustain profitability in subsequent periods. Our cash flows from operations were negative for the years ended December 31, 2025 and 2023 and positive for the year ended December 31, 2024, and we may not generate positive cash flow from operations in any given period. If we are not able to maintain profitability or achieve positive cash flow, we will require additional financing, which may not be available on favorable terms, or at all, and which could be dilutive to our stockholders. See the risk factor entitled "We may require additional capital to support business growth, and this capital might not be available on acceptable terms, or at all." If we are unable to successfully address these risks and challenges as we encounter them, our business may be harmed, which could negatively affect the value of our common stock.
Our long-term success depends on maintaining and continuing to improve CA, and the expansion of CA to external partners, as such, our past results may not be indicative of future performance.
Since launching Clover Assistant in 2018, we have continued to develop its features and capabilities, adapt our go-to-market strategy and adjust its integration with our MA plans and third-party systems. As a result, we may not fully understand the impact of Clover Assistant on our future business and long-term prospects. Our continued long-term success depends on maintaining and continuing to improve Clover Assistant and the margins we generate from its operations over time in the markets we currently serve or potential future markets. There can be no assurance that these effects will continue to improve or persist over time in our current markets or that we can replicate these results as we expand into new markets, and the failure to do so may have a negative effect on our business and results of operations. See the risk factor entitled "Our launch of Counterpart Assistant as a Software-as-a-Service (“SaaS”) product for external payors and providers serving the Medicare eligible population may not be successful, and, as a result, our business may be adversely affected."
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
To successfully execute on our SaaS product, we must develop sales and customer service teams, invest in marketing efforts and securely maintain, expand and upgrade our technology and infrastructure prior to determining whether our expectations will reasonably reflect customer demand for our solutions. Failure by us to anticipate the market for our SaaS product and external payors and providers’ changing needs, our inability to invest sufficiently in strategic growth areas, or our inability to otherwise successfully execute this strategy, could harm our reputation, results of operations and financial performance. Additionally, our Counterpart Assistant offering could also subject us to increased risk of liability, particularly liability arising from U.S. federal and state laws and regulations governing the security, use and disclosure of protected health information, related to the provision of this SaaS product, as well as operational, technical, legal, regulatory, or other costs. See the risk factors entitled "Our failure to protect our sites, networks, and systems against security breaches, or otherwise to protect our confidential or health information or the confidential or health information of our members, providers, or other third parties, could damage our reputation and brands, and substantially harm our business and results of operations" and "Our use and disclosure of personally identifiable information, including health information, is subject to federal and state privacy and security regulations. Our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our client base and results of operations."

Our future performance depends in part on increasing the lifetime value of enrollments, which are realized over several years, and utilizing our clinical care capabilities to improve the quality of care for our members. Any failure to do so could negatively affect our financial condition and results of operations, including our ability to achieve or increase profitability.
The lifetime value of our enrollments could be impacted by a variety of factors, including but not limited to cost of care reductions from our clinical programs and the length of time a member remains enrolled in our plan. Thus, our future performance is heavily dependent on our ability to utilize Clover Assistant to drive down the medical care ratios for our members. By doing so, we aim to drive per member per month ("PMPM") medical expense savings and generate more accurate risk adjustment data over time. If we fail to achieve such decreases in cost of care, our business, financial condition, and results of operations will be adversely affected. See the risk factor entitled "If we fail to estimate, price for and manage medical expenses in an effective manner, the profitability of our business could decline, which could materially and adversely affect our results of operations, financial condition, and cash flows."
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
An important part of our growth strategy is to increase adoption and use of Clover Assistant, including by providers who also use EHR systems. We have directed, and intend to continue to direct, a significant portion of our financial and operating resources toward developing Clover Assistant platform and expanding its usage. For example, Clover Assistant is now available to external payors and providers serving the Medicare eligible population under the brand name Counterpart Assistant, which is housed in our subsidiary Counterpart Health. There can be no assurance that adoption of Clover Assistant will continue to grow, or that rates of use will be maintained or increase. A number of factors could potentially negatively affect provider adoption and use of Clover Assistant, including, but not limited to:
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
•experiencing unfavorable shifts in perception of Clover Assistant;
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
•technical or other problems impacting availability or reliability of the platform and frustrating the experience of members or providers, including limited broadband access in certain rural areas;
•difficulties for members in accessing their providers and a corresponding decrease in the number of primary care visits;
•privacy and communication, safety, security or other similar concerns;
•adverse changes in our platform that are mandated by, or that we elect to make, to address legislation, regulatory authorities or litigation;
•poor user experiences; and
•lack of brand recognition.
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

CMS's risk adjustment payment system makes our revenues and profitability difficult to predict and could result in material retroactive adjustments to our results of operations.
CMS has implemented a risk adjustment payment system for Medicare health plans to improve the accuracy of payments and establish appropriate compensation for Medicare plans that enroll and treat less healthy Medicare members. CMS's risk adjustment model bases a portion of the total CMS reimbursement payments on various clinical and demographic factors, including hospital inpatient diagnoses, diagnosis data from hospital outpatient facilities and provider visits, gender, age, and Medicaid eligibility. CMS requires that all managed care companies capture, collect, and report the necessary diagnosis code information to CMS, which information is subject to review and audit for accuracy by CMS. Although we have an auditing and monitoring process in place to collect and provide accurate risk adjustment data to CMS for these purposes, that program may not be sufficient to ensure accuracy, and additional investment and testing will be required to enhance and expand it. Therefore, there is a possibility that our risk adjustment data collection efforts and data submitted to CMS might have been or will be inadequate. If the risk adjustment data incorrectly overstates the health risk of our members, we might be required to return to CMS overpayments and/or be subject to penalties or sanctions; conversely, if the data incorrectly understates the health risk of our members, we might be underpaid for the care that we must provide to our members. Either of those situations could harm our reputation and have a negative impact on our results of operations and financial condition. CMS may change the way that it measures risk or adjust risk scores, and the potential impact on any such changes on our business is difficult to predict.
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
Historically, we have financed our operations and capital expenditures principally from the sale of our equity securities, MA premiums earned, and the incurrence of indebtedness. In the future, we may be required to raise additional capital through additional debt or equity financings to support our business growth, to respond to business opportunities, challenges, or unforeseen circumstances, or for other reasons. On an ongoing basis, we are evaluating sources of financing and may raise additional capital in the future. Our ability to obtain additional capital will depend on our development efforts, business plans, investor demand, operating performance, the condition of the credit markets and capital markets, other volatility or disruptions impacting financial markets, and other factors. There can be no assurance that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked, or debt securities, those securities may have rights, preferences, or privileges senior to the rights of existing stockholders, and existing stockholders may experience dilution. Further, if we are unable to obtain additional capital when required or are unable to obtain additional capital on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges, or unforeseen circumstances would be adversely affected.
If we are unable to succeed in maintaining or expanding the number of members under our MA plans, our business, financial condition, and results of operations could be harmed.
We derive substantially all of our Total revenues from premiums earned, which is primarily driven by the number of members under our MA plans. Additionally, the number of lives under Clover management is critical to our success, and we are continually executing several growth initiatives, strategies, and operating plans designed to maintain or increase the number of lives under Clover management. We may not be able to successfully execute on these initiatives, strategies, and operating plans, and even if we are able to successfully execute on these initiatives, we may not fully realize the expected potential benefits, including achieving cost savings, better plan economics and more affordable healthcare. In addition, even if we are successful in maintaining or achieving growth, as applicable, doing so may be more costly than we anticipate, and if we are not able to manage our costs our results could be materially adversely affected. See the risk factor entitled "If we fail to estimate, price for and manage medical expenses in an effective manner, the profitability of our business could decline, which could materially and adversely affect our results of operations, financial condition, and cash flows."

We may not be able to successfully maintain our current growth or achieve future growth for a number of reasons. Our ability to attract and retain members may be impacted by several factors, including, without limitation:
•lack of brand recognition for our MA plans;
•difficulties developing strategic co-marketing relationships;
•general lack of shopping for plans by MA eligible members;
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
•regulatory changes affecting the overall pool of MA eligible members; and
•difficulties growing our provider networks and contracting with providers and medical facilities on competitive terms.
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
Failure to effectively manage our growth could also lead us to over-invest or under-invest in development and operations, result in weaknesses in our infrastructure, systems or controls, give rise to operational mistakes, financial losses, loss of productivity or business opportunities and result in loss of employees and reduced productivity of remaining employees. If our management is unable to effectively manage our growth, our revenue may not increase (including sufficiently to offset our expenses) or may grow more slowly than expected, and we may be unable to implement our business strategy.
Our members remain concentrated in certain geographic areas and populations, which exposes us to unfavorable changes in local benefit costs, reimbursement rates, competition, and economic conditions.
Our members remain concentrated in certain geographic areas in the United States and in certain populations. Many are low-income, and a significant number are people of color. At December 31, 2025, approximately 87% of our members, most of whom were in two metropolitan areas, were residents of New Jersey. Unfavorable changes in healthcare or other benefit costs or reimbursement rates or increased competition in these states or any other geographic area where our members become concentrated in the future could therefore have a disproportionately adverse effect on our results of operations.
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
The markets for MA plans and related products are highly competitive. We compete in certain segments within the healthcare market, including MA plans as well as other healthcare technology platforms and the fee-for-service market. Competition in our market involves rapidly changing technologies, evolving regulatory requirements and industry expectations, new product offerings and constantly evolving beneficiary and provider preferences and user requirements. We currently face competition from a range of companies, including other incumbent MA providers and health insurance companies, many of whom are developing their own technology or partnering with third-party technology providers to drive improvements in care. Our competitors generally include large, national insurers, such as United Health, Aetna, Humana, Centene, and Elevance Health that provide MA plans, as well as regional-based companies or health plans that provide MA plans, including Blue Cross Blue Shield affiliates, Alignment Health, Devoted Health, Oscar Health, hospital systems and provider-based organizations. Competition from these and other new entrants may intensify as the fee-for-service market develops and business models evolve to address it. In addition, as we enter into new markets, we may compete with regional start-up companies that offer MA plans. Also, as we develop other products and enter new lines of business, and other companies do the same, we may compete with providers of healthcare technology platforms, EHR providers, telehealth providers, healthcare data analytics providers and accountable care organizations. Furthermore, accountable care organizations and practice management companies, which aggregate physician practices for administrative efficiency and marketing leverage, and other organizational structures that physicians, hospitals, and other healthcare providers choose, may change the way in which providers interact with us and may change the competitive landscape. As a result, our current and potential competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or client requirements. Further, even if our product or service offerings are more effective than the product or service offerings of our competitors, current or potential provider users and members might select competitive products and services in lieu of purchasing our product or service offerings. If we are unable to continue to grow and enhance our product and service offerings to our provider users and members, develop and deliver innovative and potentially disruptive products and services to satisfy evolving market demands, or develop and recruit qualified physicians and other provider specialists, we may not remain competitive, and we risk inability to maintain or increase our lives under Clover management, lack of adoption of our products and services by members and provider users, and loss of current market share to existing competitors and disruptive new market entrants.
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
Reinsurance and low-income cost subsidies represent payments from CMS in connection with the Medicare Part D program for which we assume no risk. Reinsurance subsidies represent payments for CMS' portion of claims costs that exceed the member's out-of-pocket threshold, or the catastrophic coverage level. Low-income cost subsidies represent payments from CMS for all or a portion of the deductible, the coinsurance and co-payment amounts above the out-of-pocket threshold for low-income members. Monthly prospective payments from CMS for reinsurance and low-income cost subsidies are based on assumptions submitted with our annual bid. A reconciliation and settlement of CMS' prospective subsidies against actual prescription drug costs we paid is made after the end of the applicable year.

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
We believe that developing widespread brand recognition and maintaining and enhancing our reputation is critical to our relationships with existing providers and members, and to our ability to attract new providers and members to our platform and offerings. The promotion of our brands, including in Counterpart Assistant, may require us to make substantial investments, and we anticipate that, as our market becomes increasingly competitive, these marketing initiatives may become increasingly difficult and expensive. Brand promotion and marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenues may not offset the expenses we incur, and our results of operations could be harmed. In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of our providers or members, could harm our reputation and brands and make it substantially more difficult for us to attract new providers or members. If we do not successfully develop widespread brand recognition and maintain and enhance our reputation, our business may not grow and we could lose our relationships with providers or members, which would harm our business, financial condition, and results of operations.
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
We use machine learning and AI technologies as part of our Clover Assistant platform, and we are making investments in expanding our AI capabilities in our products, services, and tools, including ongoing deployment and improvement of existing machine learning and AI technologies, as well as developing new product features using AI technologies, including, for example, generative AI. AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving regulatory landscape under existing and proposed federal, state and international regulations. The introduction of AI technologies into new or existing products may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, ethical concerns, legal liability, or other complications that could adversely affect our business, reputation, or financial results.
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

Our business, results of operations, and financial condition may fluctuate on a quarterly and annual basis and could fall below the expectations of investors and securities analysts due to a number of factors, many of which are beyond our control, resulting either in volatility or a decline in the price of the shares of our Class A common stock.
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
•changes in the legislative or regulatory environment, including with respect to healthcare, telehealth, privacy, or data protection, AI, or enforcement by government regulators, including fines, orders, sanctions, or consent decrees;
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
Our business may be affected by conditions and trends in the financial markets and general economic and political conditions, including the current presidential administration and Congress. The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, higher cost of human capital, geopolitical uncertainty and instability, including inflation, fluctuations in interest rates, changes in tax and trade policies and uncertainty about economic stability. There is also uncertainty surrounding potential changes to the healthcare regulatory environment in the United States, and it is not possible to predict how these changes may be implemented, and the ultimate effects of such changes on our business. In addition, the U.S. federal government and other governments may reduce funding for health care or other programs or make changes that adversely affect the number of persons eligible for certain programs, the services provided to enrollees in such programs and premiums we can charge. The levels of U.S. federal government spending are difficult to predict and are subject to significant risk. Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the spending priorities of the current presidential administration and Congress, and what challenges budget reductions, if any, will present for our business and our industry generally. For example, on January 20, 2025, President Trump established by executive order the U.S. DOGE Service Temporary Organization ("DOGE") to reform federal government processes and reduce expenditures, and on February 5, 2025, CMS announced that it is collaborating with DOGE to determine where there may be opportunities for more effective and efficient use of resources. While DOGE was officially disbanded as a governmental organization in 2025, many of its functions and personnel were absorbed into various federal agencies, and its principles and agenda to cut waste and modernize operations may continue in other forms. Pressures on and uncertainty surrounding the U.S. federal government’s budget, and potential changes in budgetary priorities and healthcare spending levels, could adversely affect the funding for Medicare and other healthcare programs upon which our business depends. Any of these factors could have a material adverse effect on our businesses, results of operations, and cash flows. In addition, the failure of the U.S. federal government to manage its fiscal matters or to raise or further suspend the debt ceiling, and changes in the amount of federal debt, may negatively impact the economic environment, curtail spending on health and health care related matters and adversely impact our results of operations. Any such volatility or disruption, or a general sustained economic downturn or other developments, may have adverse consequences on us or on our third party relationships (including relationships with vendors and health care providers).
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
We and our affiliated professional entities may be subject to professional liability claims and, if these claims are successful, substantial damage awards. With respect to Clover Care Services (Clover's in-home care offering), the direct provision of healthcare services by certain of our subsidiaries involves risks arising from medical malpractice claims relating to the delivery of healthcare and related services. Although we maintain insurance covering medical malpractice claims in amounts that we believe are appropriate in light of the risks attendant to our business, we cannot predict the outcomes of medical malpractice cases, or the effect that any claims of this nature, regardless of their ultimate outcome, could have on our business or reputation or on our ability to attract and retain members.
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
We have direct operations in Hong Kong and Canada, as well as contracted operations in various other countries. We may in the future expand our operations to other countries. A significant portion of our software research and development is performed internationally, by internal resources and a variety of offshore vendors in locations such as Hong Kong and elsewhere. While these arrangements may lower operating costs, they also subject us to the uncertain political climates, including political unrest and uncertainty in Hong Kong, such as Hong Kong national security law and other developments, and potential disruptions in international trade, including export control laws (such as deemed export restrictions applicable to software) and any amendments to those laws, as well as potentially increased data security and privacy risks and local economic and labor conditions.
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
Breaches of our security measures or those of our third-party service providers or other cyber security incidents could result in unauthorized access to our sites, networks, systems, and accounts; unauthorized access to, and misappropriation of, individuals' personal identifying information, personal health information, or other confidential or proprietary information of ourselves, our members, or other third parties; viruses, worms, spyware, or other malware being served from our platform, networks, or systems; deletion or modification of content or the display of unauthorized content on our platform; the loss of access to critical data or systems through ransomware, destructive attacks or other means; and business delays, service or system disruptions or denials of service. Attacks on information technology systems, particularly in the healthcare system, are increasing in their frequency, levels of persistence, sophistication and intensity, they are being conducted by increasingly sophisticated and organized groups and individuals with a wide range of motives and expertise, and they may remain undetected for an extended period of time. For instance, as AI technologies, including generative AI models, develop rapidly, threat actors are using these technologies to create sophisticated new attack methods that are increasingly automated, targeted, coordinated and difficult to defend against.
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

For example, in 2024, one of our vendors, UnitedHealth Group’s Change Healthcare, experienced a ransomware attack, which compromised certain of our members’ personal information (including protected health information). Although the Change Healthcare incident did not have a material impact on our business, financial condition or results of operation, there can be no assurance that a future compromise or breach of our security measures, or those of our third-party service providers will not have a material impact on us. Any such compromise could violate applicable privacy, data protection, data security, network and information systems security, and other laws, and cause significant legal and financial exposure, adverse publicity, and a loss of confidence in our security measures. These factors could have a material adverse effect on our business, results of operations, and financial condition. We devote significant resources to protect against security breaches, and we may need to devote significantly more resources in the future to address problems caused by breaches, including notifying affected subscribers and responding to any resulting litigation. Any such use of resources would divert resources from the growth and expansion of our business.
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
Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of our members and provider users, as our partners may no longer facilitate the enrollment of Medicare-eligible members into, or the effective and efficient operations of, our business or the adoption of Clover Assistant by providers. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenues could be impaired and our results of operations may suffer. Even if we are successful, there can be no assurance that these relationships will result in increased revenues or an increase in the number of members or provider users of Clover Assistant.

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
There has been increased government scrutiny and litigation involving MA plans under the FCA related to diagnosis coding and risk adjustment practices. In some proceedings involving MA plans, there have been allegations that certain financial arrangements with providers violate other laws governing fraud and abuse, such as the Anti-Kickback Statute. We perform ongoing monitoring of our business practices to help ensure compliance with CMS risk adjustment requirements and applicable laws, which includes review of Clover Assistant features that may be relevant to patient risk assessments and the submission of risk adjustment data to CMS. We also monitor our physician payment practices to help ensure compliance with applicable laws, such as the Anti-Kickback Statute. While we believe that our risk adjustment data collection efforts and relationships with providers, including those related to Clover Assistant, comply with applicable laws, we and our Counterpart Health customers are and may be subject to audits, reviews and investigation of our practices and arrangements, and the federal government might conclude that they violate the FCA, the Anti-Kickback Statute and/or other federal and state laws governing fraud and abuse. See the risk factor entitled "—Our business activities are highly regulated, and new and proposed government regulation or legislative reforms could increase our cost of doing business and reduce our number of members, profitability, and liquidity."

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

The Star Ratings system considers various measures adopted by CMS, including, among others, quality of care, preventative services, chronic illness management and member satisfaction. Our Star Ratings may be negatively impacted if we fail to meet the quality, performance and regulatory compliance criteria established by CMS. Furthermore, the Star Ratings system is also subject to change annually by CMS, which may make it more difficult to achieve and maintain three (3.0) Stars or greater. In October 2025, CMS announced that the Star Rating of our PPO MA plans would be 3.5 Stars for 2026 rating year, and the Star Rating of our HMO MA plan would be increased to 4.0 Stars for 2026 rating year, each of which Star Rating will affect payment year 2027. Despite our operational efforts to improve our Star Ratings, there can be no assurances that we will be successful in maintaining or improving our Star Ratings in future years. For example, our higher concentration of minority members and members residing in socioeconomically disadvantaged neighborhoods generally may make it more difficult for us to achieve and maintain high Star Ratings as compared to our competitors, given the well-documented health disparities among different minority and socioeconomic groups. Also, audits of our performance for past or future periods may result in downgrades to our Star Ratings.
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
The healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we are compensated for providing coverage for our members, our contractual relationships with our providers, vendors and members, our marketing activities and other aspects of our operations. The new presidential administration and Congress has proposed and may propose changes to statutes that could significantly impact the healthcare industry, which in turn could harm our business, operating results and financial condition.
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
•the “One Big Beautiful Bill Act,” which impacts funding and eligibility to federal healthcare programs, particularly Medicaid;
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
Numerous U.S. federal and state laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability and integrity of personally identifiable information ("PII"), including protected health information ("PHI"). These federal and state laws and regulations include, but are not limited to HIPAA, as amended by HITECH, which we refer to collectively as HIPAA, and the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act, which took effect on January 1, 2023 (the “CCPA”). HIPAA establishes a set of basic national privacy and security standards for the protection of PHI by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, which includes us, and the business associates with whom such covered entities contract for services, which also includes us.
HIPAA requires healthcare payers and providers—and we are both—to develop and maintain policies and procedures with respect to PHI that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect such information.
Penalties for failure to comply with a requirement of HIPAA may vary significantly depending on the nature of violation and could include civil monetary or criminal penalties. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts are able to award damages, costs and attorneys' fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.
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
Numerous other U.S. federal and state laws, such as the CCPA, protect the confidentiality, privacy, availability, integrity, and security of PII, including PHI. These laws in many cases are more restrictive than, and may not be preempted by, the HIPAA rules and may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our providers and business associates and potentially exposing us to additional expense, adverse publicity and liability. Among other things, the CCPA gives California residents expanded data privacy rights, allowing consumers to opt out of certain data sharing with third parties, provides a private cause of action for data breaches, imposes additional obligations such as data minimization and storage limitations; on covered businesses; and forms a dedicated privacy regulator in California, the California Privacy Protection Agency, to implement and enforce the law. The CCPA marked the beginning of a trend toward more stringent state data privacy legislation in the United States, which may result in significant costs to our business, damage our reputation, and require us to amend our business practices, and could adversely affect our business, especially to the extent the specific requirements vary from those and other existing laws. Similar laws are now in effect in more than fifteen other states and have been adopted or proposed in additional states and at the federal level. If passed, such laws may have potentially conflicting requirements that would make compliance challenging. In addition, in response to such laws, we may need to update and/or change our data collection practices, which may be costly, time-consuming, and present potential liability while we adapt to comply with such legislation.
New health information standards, whether implemented pursuant to HIPAA, state or federal legislative action or otherwise, including state and federal AI laws, could have a significant effect on the manner in which we must handle healthcare related data, and the cost of complying with those standards could be significant. If we do not comply with existing or new laws and regulations related to PHI, we could be subject to criminal or civil sanctions.
Because of the extreme sensitivity of personal information, including PHI, that we store and transmit, the security features of our technology platform are very important. We also contract with third parties for important aspects of the storage and transmission of member information, and thus rely on those third parties to manage functions that have material cyber-security risks. We attempt to address these risks by requiring such vendors and subcontractors who handle member information to sign business associate agreements which contractually require those vendors subcontractors to adequately safeguard personal health data to the same extent that applies to us and in some cases by requiring such subcontractors to undergo third-party security examinations. However, we cannot ensure that these contractual measures and other safeguards will adequately protect us from the risks associated with the storage and transmission of such information by our subcontractors on our behalf.
If our security measures, some of which are managed by third parties, or those of the third parties with whom we contract, are breached or fail, unauthorized persons may be able to obtain access to sensitive provider and member data, including HIPAA-regulated PHI. As a result, our reputation could be severely damaged, adversely affecting the confidence of members, PCPs, and Counterpart Assistant customers. Members may curtail their use of or stop using our services, including the use of telehealth, our number of members could decrease, and Counterpart Assistant customers may terminate their relationship with us, which would cause our business to suffer. In addition, we could face litigation, damages for contract breach, penalties and regulatory actions for violation of HIPAA and other applicable laws or regulations and significant costs for remediation, notification to individuals and for measures to prevent future occurrences. Any potential security breach could also result in increased costs associated with liability for stolen assets or information, repairing system damage that may have been caused by such breaches, incentives offered to business partners in an effort to maintain our business relationships after a breach and implementing measures to prevent future occurrences, including organizational changes, deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants. While we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all cyber-related liability. In any event, insurance coverage would not address the reputational damage that could result from a security incident.
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
Our Class A common stock is listed on the Nasdaq Global Select Market, which imposes continued listing requirements with respect to listed securities, including a minimum bid price requirement. In the past, we have received written notice from the Nasdaq Stock Market LLC ("NASDAQ") notifying us that, for 30 consecutive business days, the bid price for our Class A common stock had closed below the $1.00 per share minimum bid price requirement for continued inclusion on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”). While we have subsequently regained compliance with such standards, there can be no assurance that we will be able to maintain compliance with the NASDAQ listing requirements, including the Minimum Bid Price Requirement in the future. If we fail to maintain compliance with the Minimum Bid Price Requirement or to meet the other applicable continued listing requirements in the future and NASDAQ determines to delist our Class A common stock, this would, among other things, substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us. Furthermore, a delisting would likely have a negative effect on the price of our Class A common stock and would impair the ability of stockholders to sell or purchase our Class A common stock when they wish to do so. In the event of a delisting, we would expect to take actions to restore our compliance with NASDAQ’s listing requirements, but we can provide no assurance that any such action taken by us would allow our Class A common stock to become listed again, lead to stability in the market price of our Class A common stock, improve the liquidity of our Class A common stock, prevent our Class A common stock from dropping below the NASDAQ minimum bid price requirement, or prevent future non-compliance with NASDAQ’s listing requirements. As a result of these factors, a delisting of our Class A common stock from NASDAQ would have an adverse impact on the trading, liquidity, and market price of our Class A common stock.
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
At December 31, 2025, our directors and officers and their affiliated entities collectively owned approximately 23.9% of the total outstanding shares of Class A and Class B common stock.
In addition, at December 31, 2025, we had options outstanding that, if fully exercised, would result in the issuance of 22,990,399 shares of Class B common stock, and we had restricted stock units ("RSUs") outstanding that would result in the issuance of 30,803,063 shares of Class B common stock. All of the shares of Class A common stock issuable upon the conversion of Class B common stock issuable upon exercise or settlement of stock options and RSUs, and the shares reserved for future issuance under our equity incentive plans, were registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance subject to applicable vesting requirements.
If we fail to maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of NASDAQ. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting.

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
While the Company may enter into share repurchase programs from time to time, which are intended to enhance long-term shareholder value, we cannot provide assurance that this will occur, and any such program may be suspended or terminated at any time.
On May 6, 2024, the Board of Directors of the Company authorized the repurchase of up to $20.0 million in shares of the Company’s outstanding Class A common stock over a two-year period. Our share repurchase program may be modified, suspended or discontinued at any time without prior notice. In the first quarter of 2025, the Company exhausted its all availability under such repurchase program, and the Company may in the future enter into a new repurchase program. The specific timing and amount of any share repurchases under a share repurchase program will depend on prevailing share prices, general economic and market conditions, Company performance and other considerations. Although any share repurchase program is intended to enhance long-term shareholder value, we cannot provide assurance that this will occur. A share repurchase program does not obligate the Company to acquire any particular amount of common stock and any such repurchase program may be suspended or discontinued at any time at the Company’s discretion.

The dual class structure of our common stock has the effect of concentrating voting control with certain stockholders, including our directors and executive officers and their respective affiliates, who held in the aggregate 71.2% of the voting power of our capital stock at December 31, 2025. This ownership will limit or preclude the ability of our other stockholders to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. At December 31, 2025, our directors, executive officers, and their affiliates held in the aggregate 71.2% of the voting power of our capital stock. Because of the 10-to-1 voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a significant percentage of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the date of automatic conversion described below, when all outstanding shares of Class B common stock and Class A common stock will convert automatically into shares of a single class of common stock. So long as 67,520,048 shares of Class B common stock remain outstanding, the holders of our Class B common stock will be able to control the outcome of matters submitted to a stockholder vote. This concentrated control may limit or preclude the ability of other stockholders to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.
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
In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its pre-change net operating losses, or ("NOL"), to offset future taxable income. A Section 382 "ownership change" generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. At December 31, 2025, we had approximately $1,577.7 million of federal NOL carryforwards. The federal NOL carryforwards created subsequent to the year ended December 31, 2017, of $1,328.5 million can be carried forward indefinitely with the exception of net operating losses for the insurance companies, while the remaining federal NOL carryforwards of $249.2 million begin to expire in 2035. Our ability to utilize NOLs may be subject to limitations due to prior ownership shifts, further limiting our ability to utilize NOLs arising prior to such ownership change in the future. A portion of our total NOLs may also be limited by special rules known as Separate Return Limitation Year rules. There is also a risk that due to statutory or regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. We have recorded a full valuation allowance against the deferred tax assets attributable to our NOLs.

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
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 1C. Cybersecurity.
Cybersecurity Risk Management, Strategy, and Governance
The Company’s Board of Directors (the “Board”) oversees the Company’s enterprise risk management program, including risks related to cybersecurity. The Board has delegated primary oversight of cybersecurity risk management to its Audit Committee. The Audit Committee regularly reviews the adequacy and effectiveness of the Company’s cybersecurity program, including policies, internal controls, and risk management processes related to information security and data protection.
The Audit Committee and the full Board receive periodic reports from management, including the Company’s Chief Information Security Officer (the “CISO”), regarding the Company’s cybersecurity posture, risk assessment activities, emerging threat landscape, and mitigation efforts. These reports address, among other topics, artificial intelligence–related security considerations, security awareness and training, internal and third-party risk management, incident response and disaster recovery readiness, identity and access management, HIPAA Security Rule compliance, phishing and social engineering risks, security monitoring, vulnerability and application security management, governance and policy maturity, data protection, and cloud security.
Management’s Role in Cybersecurity Risk Management
The Company’s CISO is responsible for the design, implementation, and ongoing management of the Company’s cybersecurity program, including security policies, standards, incident response, and remediation activities, in accordance with applicable legal and regulatory requirements. The cybersecurity program is designed to identify, assess, manage, and mitigate risks to the confidentiality, integrity, and availability of the Company’s information systems and sensitive data.
The cybersecurity organization is supported by personnel with experience across healthcare, technology, and regulated industries and is informed by internal monitoring, independent assessments, audits, threat intelligence, and security tooling. Cybersecurity risks and incidents are identified through a combination of automated monitoring systems, risk assessments, internal reporting mechanisms, and external intelligence sources.

The Company has implemented an automated, AI-assisted compliance and evidence management capability designed to support continuous monitoring, control validation, and documentation in connection with internal controls, regulatory compliance, and audit readiness. These capabilities are intended to enhance efficiency and visibility into control performance; however, they are subject to inherent limitations and operate under ongoing human oversight.
Artificial Intelligence–Related Security Considerations
The Company increasingly utilizes artificial intelligence–enabled technologies within its operations and also evaluates risks associated with the use of AI by third-party vendors and service providers. AI-related security and governance risks are considered as part of the Company’s broader cybersecurity and enterprise risk management processes.
These considerations include, among other factors, risks related to data integrity, model governance, access controls, third-party dependencies, and the potential misuse of AI-enabled systems. The Company’s approach to identifying and managing AI-related security risks is informed by recognized industry frameworks, including the NIST Artificial Intelligence Risk Management Framework, as appropriate to the Company’s use of AI-enabled technologies. The Company’s use of automated and AI-assisted tools within its cybersecurity and compliance functions is intended to enhance monitoring, risk identification, and control validation; however, such technologies are subject to inherent limitations and require ongoing human oversight. The Company continues to evaluate its AI-related risk management practices as technologies, threat vectors, and regulatory expectations evolve.
Risk Escalation and Reporting
Cybersecurity risks and incidents are evaluated through a formal risk management process and escalated as appropriate based on severity, potential impact, and materiality considerations. Depending on the circumstances, cybersecurity matters may be elevated from the CISO to senior management, the Audit Committee, and the Board through established reporting channels, including risk assessments, incident reports, and quarterly updates.
Fraud, Waste, and Abuse Monitoring
In addition, the Company began implementing a cybersecurity monitoring program, operated by the Company’s cybersecurity organization, in coordination with the Company’s other fraud, waste, and abuse and compliance functions. As implementation progresses, the program is intended to evaluate provider, member, and vendor activity for indicators of potential credential exposure or misuse. The program is designed to strengthen detection capabilities, reduce financial and compliance risk, and support the integrity of Company systems and data.
Subsidiary-Specific Oversight
The Company has established dedicated cybersecurity resources for Counterpart Health, a subsidiary of Clover Health, to ensure that cybersecurity risk management practices are aligned with enterprise standards while addressing subsidiary-specific operational and clinical considerations.
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
Holders
At February 20, 2026, there were 346 holders of record of our Class A common stock and 309 holders of record of our Class B common stock. Such figures do not include beneficial owners holding our securities through nominee names.
Dividend Policy
We have not declared or paid any dividends on shares of common stock and do not intend to pay dividends in the foreseeable future. The declaration, amount, and payment of any future dividend will be at the sole discretion of our Board, and the Board may reduce or discontinue entirely the payment of such dividends at any time. The Board may take into account general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions and implications on the payment of dividends to our stockholders, and such other factors as the Board may deem relevant.
Issuer Purchases of Equity Securities
On May 6, 2024, our Board authorized the repurchase of up to $20.0 million in shares of our Class A common stock over a two year period. The timing, manner, price and amount of any repurchases are determined by the discretion of management, depending on market conditions and other factors. Repurchases were made through a combination of open market purchases and accelerated share repurchases. As of December 31, 2025, there was zero dollars available under the program for share repurchases.

The Company repurchased zero shares during the three months ended December 31, 2025.

Unregistered Sales of Equity Securities and Use of Proceeds
None.
Performance Graph

Item 6. [Reserved.]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2025, contained in this Annual Report on Form 10-K (the "Form 10-K"). The following discussion and analysis does not include certain items related to the year ended December 31, 2024, including year-to-year comparisons between the year ended December 31, 2024 and the year ended December 31, 2023. For a discussion of these items and comparison of our results of operations for the fiscal years ended December 31, 2024 and December 31, 2023, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of this Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. See "Cautionary Note Regarding Forward-Looking Statements" for additional information. Unless the context otherwise requires, references in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" to "we," "us," "our," "Clover," "Clover Health," and the "Company" mean the business and operations of Clover Health Investments, Corp. and its consolidated subsidiaries.
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
We operate Preferred Provider Organization ("PPO") and Health Maintenance Organization ("HMO") Medicare Advantage ("MA") plans for Medicare-eligible individuals. We aim to provide high-quality, affordable healthcare for all Medicare beneficiaries. Among plans with similar major characteristics, we offer most members in our MA plans (the "members") among the lowest average out-of-pocket costs for primary care provider and specialist co-pays in their markets. We strongly believe in providing our members provider choice, and we consider our PPO plans to be our flagship insurance product. An important feature of our MA product is wide network access. We believe the use of Clover Assistant and related data insights allows us to improve clinical decision-making through a highly scalable platform. At December 31, 2025, we operated our MA plans in five states and 200 counties, with 113,803 members.
2025 Highlights
2026 Annual Election Period Results
On January 14, 2026, the Company announced a 53% year-over-year growth of its MA membership during the most recent Annual Election Period. The Company entered 2026 with over 153,000 members, over 97% of whom are enrolled in the Company's flagship PPO plans.
Geographic Presence
Beginning in 2026, our MA plans will be available in a total of 203 counties and five states.
CMS Star Ratings
On October 9, 2025, the Company announced that CMS has decreased the Star rating of its PPO Medicare Advantage plans to 3.5 Stars for Star rating year 2026, which will affect payment year 2027. Additionally, CMS increased the rating of Clover’s HMO MA plan to 4.0 Stars. Currently over 97% of our insurance members are members of our PPO Medicare Advantage Plans.
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
The following table presents key financial measures for the periods indicated:

	Year ended December 31,
	2025		2024
	Total	PMPM (1)	Total	PMPM (1)
	(dollar amounts in thousands, except PMPM amounts)
Consolidated:
Total revenues	$1,924,308	$1,498	$1,371,131	$1,418
Net medical claims incurred	$1,568,406	$1,221	$1,006,327	$1,041
Consolidated Gross profit	$355,902	$277	$364,804	$377
Adjusted SG&A	$334,207	$260	$294,713	$305
Adjusted EBITDA	$21,695	$17	$70,091	$73
Adjusted Net income from continuing operations	$19,989	$16	$68,243	$71
Insurance Segment:
Insurance members at period end (#)	113,803	N/A	82,664	N/A
Premiums earned, net	$1,891,732	$1,472	$1,344,881	$1,391
Insurance Net medical claims incurred	$1,618,219	$1,259	$1,010,289	$1,045
Insurance Benefits expense ratio	90.9%	N/A	81.2%	N/A
Normalized Insurance benefits expense ratio	91.5%	N/A	84.2%	N/A
(1) Calculated per member per month ("PMPM") figures are based on the applicable amount divided by member months in the given period. Member months represents the number of months members are enrolled in a Clover Health plan in the period.

Total revenues

Total revenues represents the sum of Premiums earned, net and Other income for a given period. Premiums earned, net reflects the earned portion of premiums under our Medicare Advantage contracts with CMS, net of premiums ceded to reinsurers and inclusive of risk adjustment revenue. Other income primarily consists of investment income and other ancillary revenues. We believe Total revenues is a useful measure of the overall scale and growth of our business, as it captures the aggregate economic inflows generated from our Insurance operations and related activities. Management uses Total revenues to evaluate period-over-period growth, assess the impact of membership levels and risk adjustment performance, analyze revenue trends relative to medical cost and operating expense trends, and support strategic planning and capital allocation decisions.

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
Non-GAAP Financial Measures
We use non-GAAP measures in this Form 10-K, including Consolidated Gross profit, Adjusted SG&A, Adjusted EBITDA, and Adjusted Net income from continuing operations, and Insurance Benefits expense ratio ("BER") and Normalized Insurance BER. These non-GAAP financial measures are provided to enhance the reader's understanding of Clover Health's past financial performance and our prospects for the future. Clover Health's management team uses these non-GAAP financial measures in assessing Clover Health's performance, as well as in planning and forecasting future periods. These non-GAAP financial measures are not computed according to GAAP, and the methods we use to compute them may differ from the methods used by other companies. Non-GAAP financial measures are supplemental to and should not be considered a substitute for financial information presented in accordance with GAAP and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP.
For a description of these non-GAAP financial measures, including the reasons management uses such measures, and the reconciliations of these non-GAAP financial measures to the comparable GAAP measures, please see "Consolidated Gross profit", "Adjusted SG&A", "Adjusted EBITDA", Adjusted Net income from continuing operations, and "Benefits expense ratio & Normalized benefits expense ratio" below.
Consolidated Gross profit
Consolidated Gross profit represents net loss from continuing operations before salaries and benefits, general and administrative expenses, depreciation and amortization, premium deficiency reserve expense, restructuring costs, impairment of goodwill and other intangible assets, interest expense, change in fair value of warrants, and loss on investment. We believe that Consolidated Gross profit provides management, investors, and others a useful view of consolidated business performance and is much more informative of operational results. Accordingly, we believe that Consolidated Gross profit provides investors and others useful information to understand and evaluate our operating results in the same manner as our management and our board of directors.

	Year ended December 31,
	2025	2024
	(in thousands)
Net loss from continuing operations (GAAP):	$(85,549)	$(46,266)
Adjustments:
Salaries and benefits	225,475	232,454
General and administrative expenses	214,270	176,480
Depreciation and amortization	1,686	1,331
Restructuring costs	—	288
Change in fair value of warrants	20	50
Loss on investment	—	467
Consolidated Gross profit (Non-GAAP)	$355,902	$364,804

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
The table below provides a reconciliation of Total SG&A, a GAAP financial measure, to Adjusted SG&A, a non-GAAP measure:

	Year ended December 31,
	2025	2024
	(in thousands)
Salaries and benefits	$225,475	$232,454
General and administrative expenses	214,270	176,480
Total SG&A (GAAP)	439,745	408,934
Adjustments:
Stock-based compensation	(103,657)	(114,331)
Non-recurring legal expenses and settlements	(1,881)	110
Adjusted SG&A (non-GAAP)	$334,207	$294,713

Total revenues (GAAP)	$1,924,308	$1,371,131
Adjusted SG&A (non-GAAP) as a percentage of Total revenues	17.4%	21.5%
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
The table below provides a reconciliation of Net loss from continuing operations, a GAAP financial measure, to Adjusted EBITDA, a non-GAAP financial measure:

	Year ended December 31,
	2025	2024
	(in thousands)
Net loss from continuing operations (GAAP):	$(85,549)	$(46,266)
Adjustments:
Depreciation and amortization	1,686	1,331
Change in fair value of warrants	20	50
Loss on investment	—	467
Stock-based compensation	103,657	114,331
Restructuring costs	—	288
Non-recurring legal expenses and settlements	1,881	(110)
Adjusted EBITDA (non-GAAP)	$21,695	$70,091

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

	Year ended December 31,
	2025	2024
	(in thousands)
Net loss from continuing operations (GAAP)	$(85,549)	$(46,266)
Adjustments:
Stock-based compensation	103,657	114,331
Restructuring costs	—	288
Non-recurring legal expenses and settlements	1,881	(110)
Adjusted Net income from continuing operations (non-GAAP)	$19,989	$68,243
Insurance Benefits expense ratio & Normalized Insurance Benefits expense ratio
Insurance Benefits expense ratio ("BER") and Normalized Insurance Benefits expense ratio are non-GAAP financial measures. We calculate our BER by taking the total of Insurance net medical expenses incurred and quality improvements, and dividing that total by premiums earned on a net basis, in a given period. Quality improvements include expenses associated with activities that improve health outcomes, as defined by the U.S. Department of Health and Human Services ("HHS"), as well as those directly tied to enhancing healthcare quality, such as the Company's spend on health information technology, wellness and prevention programs, initiatives to reduce hospital readmissions, and our clinically focused Member Rewards program for the current year. We believe our BER is useful to management, investors, and others because it offers a clearer and more accurate representation of our investment in healthcare quality and member engagement, and gives a comprehensive view of costs related to maintaining and improving the quality of care of our members, which is crucial for sustaining member satisfaction and adherence to treatment regimens. Furthermore, Normalized Insurance BER adjusts out activity related to prior period development. Prior period development refers to changes in the Company’s Insurance Revenue and Insurance Medical claims levels from previous periods. Management believes that Normalized Insurance BER presents a clearer representation of performance during the current period being presented.
The tables below provide reconciliations of Insurance Net medical claims incurred, net and Premiums earned, net which are GAAP measures, to Insurance BER and Normalized Insurance BER, which represent non-GAAP measures.

	Year ended December 31,
	2025	2024
	(in thousands)
Net medical claims incurred, net (GAAP)	$1,618,219	$1,010,289
Adjustments:
Quality improvements	100,572	81,144
Insurance Benefits expense (non-GAAP)	$1,718,791	$1,091,433

Premiums earned, net (GAAP)	$1,891,732	$1,344,881
Insurance Benefits expense ratio (non-GAAP)	90.9%	81.2%
Adjustments:
Prior period development	0.6	3.0
Normalized Insurance Benefits expense ratio (non-GAAP)	91.5%	84.2%

Results of Operations
Comparison of the Years ended December 31, 2025 and 2024
The following table summarizes our consolidated results of operations for the years ended December 31, 2025 and 2024. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Year ended December 31,		Change between 2025 and 2024
	2025	2024	($)	(%)
	(in thousands)
Revenues:
Premiums earned, net (Net of ceded premiums of $375 and $399 for the years ended December 31, 2025 and 2024, respectively)	$1,891,732	$1,344,881	$546,851	40.7%
Other income	32,576	26,250	6,326	24.1
Total revenues	1,924,308	1,371,131	553,177	40.3

Operating expenses:
Net medical claims incurred	1,568,406	1,006,327	562,079	55.9
Salaries and benefits	225,475	232,454	(6,979)	(3.0)
General and administrative expenses	214,270	176,480	37,790	21.4
Depreciation and amortization	1,686	1,331	355	26.7
Restructuring costs	—	288	(288)	*
Total operating expenses	2,009,837	1,416,880	592,957	41.8
Loss from continuing operations	(85,529)	(45,749)	(39,780)	87.0

Change in fair value of warrants	20	50	(30)	(60.0)
Loss on investment	—	467	(467)	*
Net loss from continuing operations	$(85,549)	$(46,266)	$(39,283)	84.9%
Net income from discontinued operations (Note 16 )	—	3,257	(3,257)	*
Net loss	$(85,549)	$(43,009)	$(42,540)	98.9%
*    Not presented because the current or prior period amount is zero or the amount for the line item changed from a gain to a loss (or vice versa) and thus yields a result that is not meaningful.
Premiums earned, net
Premiums earned, net increased $546.9 million, or 41%, to $1,891.7 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily due to an increase in our average members over the period, which increased approximately 33%. The remaining increase was due to an increase in our risk adjustment revenue as a result of the Company's high member retention rate.
Other income
Other income increased $6.3 million, or 24%, to $32.6 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily attributable to an increase in fair value of our equity investments.
Net medical claims incurred
Net medical claims incurred increased $562.1 million, or 56%, to $1,568.4 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily driven by growth in our average members during the period, which increased approximately 33% and an increase in our Part D cost sharing due to changes arising from the Inflation Reduction Act. Additionally, prior year amounts were impacted by more favorable prior period developments as compared to the current year.
Salaries and benefits
Salaries and benefits decreased $7.0 million, or 3%, to $225.5 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. This decrease was primarily attributable to lower variable incentive compensation and stock-based compensation, partially offset by higher base salaries driven by headcount growth.

General and administrative expenses
General and administrative expenses increased $37.8 million, or 21%, to $214.3 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily driven by higher professional fees and higher broker fees, both being driven by membership growth during the most recent annual enrollment period.
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
Consolidated Entities
Our cash equivalents and investment securities consist primarily of money market funds, U.S. government debt securities, and corporate debt securities. At December 31, 2025 and 2024, total restricted and unrestricted cash, cash equivalents, and investments were $319.9 million and $437.6 million, respectively. These totals consist of $224.6 million and $243.1 million at December 31, 2025 and December 31, 2024, respectively, that specifically relate to available-for-sale and held-to-maturity investment securities.
Unregulated Entities
At December 31, 2025 and December 31, 2024, total restricted and unrestricted cash, cash equivalents, and investments for the parent company, Clover Health Investments, Corp., and unregulated subsidiaries were $122.0 million and $151.5 million, respectively, with the increase at December 31, 2024 primarily reflecting cash provided by operating activities. We operate as a holding company in a highly regulated industry. As such, we may receive dividends and administrative expense reimbursements from our subsidiaries, two of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated insurance subsidiaries. Cash, cash equivalents, and investments at the parent company were $107.2 million and $146.8 million at December 31, 2025 and December 31, 2024, respectively. Our unregulated subsidiaries held $14.8 million and $4.8 million of cash, cash equivalents, restricted cash, and investments at December 31, 2025 and December 31, 2024, respectively.
Regulated Entities
At December 31, 2025 and December 31, 2024 total cash, cash equivalents, restricted cash, and investments for our regulated subsidiaries were $197.9 million and $286.1 million, respectively. Additionally, our regulated insurance subsidiaries held $178.1 million and $243.1 million of available-for-sale and held-to-maturity investment securities at December 31, 2025 and December 31, 2024, respectively. Our use of operating cash derived from our unregulated subsidiaries is generally not restricted by departments of insurance (or comparable state regulatory agencies). Our regulated insurance subsidiaries have not paid dividends to the parent, and applicable insurance laws restrict the ability of our regulated insurance subsidiary to declare and pay dividends to the parent. Insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amounts calculated under any applicable formula would be permitted. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our regulated insurance subsidiary may in the future adopt statutory provisions more restrictive than those currently in effect.
For a detailed discussion of our regulatory requirements, including aggregate statutory capital and surplus as well as dividends paid from the subsidiaries to the parent, please refer to Notes 20 "Dividend Restrictions", 21 "Statutory Equity and Income", and 22 "Regulatory Matters" to the consolidated financial statements included in this Form 10-K, as well as in Part I.

Cash Flows
The following table summarizes our consolidated cash flows for the years ended December 31, 2025 and 2024.

	Year ended December 31,
	2025	2024
	(in thousands)
Cash Flows Data:
Net cash (used in) provided by operating activities from continuing operations	$(66,934)	$82,450
Net cash provided by investing activities	4,076	565
Net cash used in financing activities	(53,384)	(17,361)
(Decrease) increase in cash, cash equivalents, and restricted cash from continuing operations	$(116,242)	$65,654
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
For the year ended December 31, 2025, Net cash used in operating activities was $66.9 million, which reflects a Net loss from continuing operations of $85.5 million. Non-cash activities primarily included a $103.7 million charge to Stock-based compensation expense.
For the year ended December 31, 2024, Net cash provided by operating activities was $82.5 million, which reflects a Net loss from continuing operations of $46.3 million. Non-cash activities primarily included a $114.3 million charge to Stock-based compensation expense, and a $0.5 million Loss on investment.
Investing Activities
Net cash provided by investing activities for the year ended December 31, 2025 of $4.1 million was primarily due to $211.2 million provided from the sale and maturity of investment securities. This was offset by $205.1 million used to purchase investments.
Net cash provided by investing activities for the year ended December 31, 2024, of $0.6 million was primarily due to $203.4 million provided from the sale and maturity of investment securities. This was offset by $201.2 million used to purchase investments.
For additional information regarding our investing activities, please refer to Note 3 "Investment Securities" to our consolidated financial statements included in this Form 10-K.
Financing Activities
Net cash used in financing activities for the year ended December 31, 2025 of $53.4 million was primarily the result of cash paid for shares withheld related to stock-based compensation totaling $36.9 million and class A common share repurchases totaling $18.3 million.
Net cash used in financing activities for the year ended December 31, 2024 of $17.4 million was primarily the result of was primarily the result of cash paid for shares withheld related to stock-based compensation totaling $16.5 million and class A common share repurchases totaling $1.8 million.
Financing Arrangements
There have been no material changes to our financing arrangements at December 31, 2025.

Contractual Obligations and Commitments
We believe that funds from projected future operating cash flows, cash, cash equivalents, and investments will be sufficient for future operations and commitments, and for capital acquisitions and other strategic transactions, over at least the next 12 months.
Material cash requirements from known contractual obligations and commitments at December 31, 2025 include operating lease obligations of $2.7 million. These commitments are associated with contracts that were enforceable and legally binding at December 31, 2025, and that specified all significant terms, including fixed or minimum serves to be used, fixed, minimum, or variable price provisions, and the approximate timing of the actions under the contracts. There were no other material cash requirements from known contractual obligations and commitments at December 31, 2025. For additional information regarding our remaining estimated contractual obligations and commitments, see Note 13 "Commitments and Contingencies" in the accompanying notes to the consolidated financial statements included in this Form 10-K.
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
Net Medical Claims Incurred
Insurance net medical claims incurred is recognized in the period in which services are provided and includes paid claims and an estimate of the cost of services that have been incurred but not yet reported ("IBNR") and certain other unpaid claims and adjustments. IBNR represents a substantial portion of our unpaid claims, as reflected below:

	Year ended December 31,
	2025		2024
	Total	%	Total	%
	(dollars in thousands)
IBNR	$115,071	75.1%	$131,230	83.9%
Other unpaid claims	34,166	22.3	19,862	12.7
Claims adjustment expense	4,013	2.6	5,304	3.4
Total unpaid claims and claims adjustment expense	$153,250	100.0%	$156,396	100.0%

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
The completion factors are the most significant factor impacting the IBNR estimate. We continually adjust our completion factor with our knowledge of recent events that may impact current completion factors when establishing our reserves. Because our reserving practice is to consistently recognize the actuarial best estimate using an assumption of moderately adverse conditions as required by actuarial standards, there is a reasonable possibility that there could be variances between actual completion factors and those assumed in our December 31, 2025 and 2024 unpaid claim estimates, which may impact results of operations in the period such differences are recognized.
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
We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. Our investment policy is focused on preservation of capital, liquidity and earning a modest yield. Substantially all of our investment portfolio is invested in U.S. Treasury fixed maturity securities. At December 31, 2025, none of our fixed maturity securities portfolio was unrated or rated below investment grade.
Inflation Risk
The United States economy has experienced elevated levels of inflation in recent years, and while inflation has moderated from prior peaks, it remains above historical norms and the Federal Reserve’s long-term target. Ongoing inflationary pressures and changes in interest rates could adversely affect our operating results if increases in medical costs, prescription drug prices, provider reimbursement rates, employee compensation, or other operating expenses are not fully offset by corresponding increases in Medicare Advantage benchmark rates or other forms of reimbursement.
As a Medicare Advantage insurer, we are required to submit bids to CMS based on projected medical and administrative costs for future contract periods, which limits our ability to adjust pricing in the near term in response to unanticipated inflationary trends. In addition, inflationary conditions and interest rate volatility may affect the fair value and returns of our investment portfolio, which consists primarily of fixed-income securities, and could contribute to volatility in accumulated other comprehensive income or impact statutory capital levels of our regulated insurance subsidiaries. Prolonged inflationary conditions could place pressure on margins, liquidity, or capital if cost trends or market conditions evolve unfavorably relative to reimbursement adjustments.

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Clover Health Investments, Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Clover Health Investments, Corp. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2026, expressed an unqualified opinion thereon.
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

Valuation of incurred but not reported reserves

Description of the Matter
As of December 31, 2025, the Company’s unpaid claims was $153.3 million, a significant portion is incurred but not reported reserves. As discussed in Notes 2 and 9 to the consolidated financial statements, the Company’s incurred but not reported ("IBNR") liability is determined by using actuarial methods that include a number of factors and assumptions, including completion factors, which seek to measure the cumulative percentage of claims expense that have been paid as of the reporting date based on historical claim payment patterns, and assumed medical cost trend factors, which represent an estimate of claims expense based on recent claims expense levels and medical cost levels. There is significant uncertainty inherent in determining management’s best estimate of completion and trend factors, which are used to calculate actuarial estimates of IBNR.

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
New York, New York
February 27, 2026

CLOVER HEALTH INVESTMENTS, CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$78,301	$194,543
Short-term investments	17,047	—
Investment securities, available-for-sale (Amortized cost: 2025: $23,231; 2024: $27,153)	23,131	26,997
Investment securities, held-to-maturity (Fair value: 2025: $1,779; 2024: $15)	1,777	15
Accrued retrospective premiums	63,875	41,253
Healthcare receivables	94,866	51,539
Prepaid expenses	18,209	13,174
Other assets, current	10,649	15,603
Total current assets	307,855	343,124

Investment securities, available-for-sale (Amortized cost: 2025: $186,464; 2024: $203,147)	187,092	201,719
Investment securities, held-to-maturity (Fair value: 2025: $12,495; 2024: $13,913)	12,571	14,343
Property and equipment, net	6,385	5,307
Other intangible assets	2,990	2,990
Other assets, non-current	24,118	13,259
Total assets	$541,011	$580,742

Liabilities and Stockholders' Equity
Current liabilities:
Unpaid claims	$153,250	$156,396
Accounts payable and accrued expenses	36,211	34,564
Accrued salaries and benefits	16,038	19,090
Other liabilities, current	3,324	3,466
Total current liabilities	208,823	213,516

Other liabilities, non-current	23,484	26,083
Total liabilities	232,307	239,599
Commitments and Contingencies (Note 13)
Stockholders' equity:
Class A Common Stock, $0.0001 par value; 2,500,000,000 shares authorized at December 31, 2025 and December 31, 2024; 426,669,369 and 414,493,051 issued and outstanding at December 31, 2025 and December 31, 2024, respectively	43	41
Class B Common Stock, $0.0001 par value; 500,000,000 shares authorized at December 31, 2025 and December 31, 2024; 92,373,157 and 89,032,305 issued and outstanding at December 31, 2025 and December 31, 2024, respectively	9	9
Additional paid-in capital	2,682,663	2,576,471
Accumulated other comprehensive income (loss)	528	(1,584)
Accumulated deficit	(2,288,352)	(2,202,803)
Less: Treasury stock, at cost; 33,412,273 and 18,752,947 shares held at December 31, 2025 and December 31, 2024, respectively	(86,187)	(30,991)
Total stockholders' equity	308,704	341,143
Total liabilities and stockholders' equity	$541,011	$580,742
The accompanying notes are an integral part of these consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Dollars in thousands, except per share and share amounts)

	Year ended December 31,
	2025	2024	2023
Revenues:
Premiums earned, net (Net of ceded premiums of $375, $399, and $444 for the year ended December 31, 2025, 2024, and 2023, respectively.)	$1,891,732	$1,344,881	$1,235,769
Other income	32,576	26,250	24,774
Total revenues	1,924,308	1,371,131	1,260,543

Operating expenses:
Net medical claims incurred	1,568,406	1,006,327	1,004,590
Salaries and benefits	225,475	232,454	257,157
General and administrative expenses	214,270	176,480	183,089
Impairment of goodwill and other intangible assets	—	—	15,945
Premium deficiency reserve benefit	—	—	(7,239)
Depreciation and amortization	1,686	1,331	2,509
Restructuring costs	—	288	9,821
Total operating expenses	2,009,837	1,416,880	1,465,872
Loss from continuing operations	(85,529)	(45,749)	(205,329)

Change in fair value of warrants	20	50	86
Interest expense	—	—	7
Loss on investment	—	467	4,726
Net loss from continuing operations	(85,549)	(46,266)	(210,148)
Net income (loss) from discontinued operations	—	3,257	(3,213)
Net loss	$(85,549)	$(43,009)	$(213,361)

Per share data:
Basic and diluted weighted average number of class A and class B common shares and common share equivalents outstanding	511,967,146	490,018,730	482,176,127
Continuing operations:
Basic and diluted loss per share	$(0.17)	$(0.09)	$(0.44)
Discontinued operations:
Basic and diluted earnings (loss) per share	$—	$0.01	$(0.01)

Net unrealized gain on available-for-sale investments	2,112	786	7,004
Comprehensive loss	$(83,437)	$(42,223)	$(206,357)
The accompanying notes are an integral part of these consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2022	383,998,718	$37	94,394,852	$9	2,072,752	$(6,509)	$2,319,157	$(1,955,582)	$(9,374)	347,738
Change in accounting policy	—	—	—	—	—	—	—	9,149	—	9,149
Adjusted balance, beginning of period	383,998,718	$37	94,394,852	$9	2,072,752	$(6,509)	$2,319,157	$(1,946,433)	$(9,374)	356,887
Stock issuance for exercise of stock options, net of early exercise liability	79,189	—	—	—	—	—	34	—	—	34
Stock-based compensation	—	—	—	—	—	—	140,931	—	—	140,931
Vested restricted stock units	14,117,561	2	1,773,104	—	—	—	—	—	—	2
Unrealized holdings gain on investment securities, available for sale	—	—	—	—	—	—	—	—	7,004	7,004
Conversion from class B common stock to class A common stock	8,300,224	1	(8,300,224)	—	—	—	—	—	—	1
Shares withheld for taxes on equity awards	(5,839,998)	—	—	—	5,839,998	(6,220)	—	—	—	(6,220)
Issuance of common stock under employee stock purchase plan	528,188	—	—	—	—	—	1,116	—	—	1,116
Net loss	—	—	—	—	—	—	—	(213,361)	—	(213,361)
Balance, December 31, 2023	401,183,882	$40	87,867,732	$9	7,912,750	$(12,729)	$2,461,238	$(2,159,794)	$(2,370)	286,394
Stock issuance for exercise of stock options, net of early exercise liability	409,594	—	—	—	—	—	709	—	—	709
Stock-based compensation	—	—	—	—	—	—	114,331	—	—	114,331
Vested restricted stock units	22,671,645	2	1,781,633	—	—	—	—	—	—	2
Unrealized holdings gain on investment securities, available for sale	—	—	—	—	—	—	—	—	786	786
Conversion from class B common stock to class A common stock	617,060	—	(617,060)	—	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(9,001,888)	(1)	—	—	9,001,888	(16,490)	—	—	—	(16,491)
Issuance of common stock under employee stock purchase plan	451,067	—	—	—	—	—	193	—	—	193
Repurchases of common stock	(1,838,309)	—	—	—	1,838,309	(1,772)	—	—	—	(1,772)
Net loss	—	—	—	—	—	—	—	(43,009)	—	(43,009)
Balance, December 31, 2024	414,493,051	$41	89,032,305	$9	18,752,947	$(30,991)	$2,576,471	$(2,202,803)	$(1,584)	341,143
Stock issuance for exercise of stock options, net of early exercise liability	425,367	—	—	—	—	—	718	—	—	718
Stock-based compensation	—	—	—	—	—	—	104,378	—	—	104,378
Vested restricted stock units	25,942,142	4	3,342,698	—	—	—	—	—	—	4
Unrealized holdings gain on investment securities, available for sale	—	—	—	—	—	—	—	—	2,112	2,112
Conversion from class B common stock to class A common stock	1,846	—	(1,846)	—	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(9,589,903)	(1)	—	—	9,589,903	(36,899)	—	—	—	(36,900)
Issuance of common stock under employee stock purchase plan	466,289	—	—	—	—	—	1,096	—	—	1,096
Repurchases of common stock	(5,069,423)	(1)	—	—	5,069,423	(18,297)	—	—	—	(18,298)
Net loss	—	—	—	—	—	—	—	(85,549)	—	(85,549)
Balance, December 31, 2025	426,669,369	$43	92,373,157	$9	33,412,273	$(86,187)	$2,682,663	$(2,288,352)	$528	308,704
The accompanying notes are an integral part of these consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(85,549)	$(43,009)	$(213,361)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	1,686	1,331	2,509
Stock-based compensation	103,657	114,331	140,931
Change in fair value of warrants and amortization of warrants	20	50	86
Accretion, net of amortization	(1,843)	(2,524)	(4,014)
Change in accrued interest earned	271	(571)	—
Net realized gains on investment securities	(979)	(480)	(20)
Loss on investment	—	467	4,726
Impairment of goodwill and other intangible assets	—	—	15,945
Premium deficiency reserve	—	—	(7,239)
Changes in operating assets and liabilities:
Accrued retrospective premiums	(22,622)	(19,177)	(1,689)
Prepaid expenses	(5,035)	1,244	3,728
Other assets	(5,921)	2,852	8,859
Healthcare receivables	(43,327)	12,625	6,443
Unpaid claims	(3,146)	19,296	(294)
Accounts payable and accrued expenses	1,647	(2,620)	4,739
Accrued salaries and benefits	(3,052)	(1,971)	(2,901)
Other liabilities	(2,741)	606	6,404
Net cash (used in) provided by operating activities from continuing operations	(66,934)	82,450	(35,148)
Net cash used in operating activities from discontinued operations	—	(47,605)	(109,514)
Net cash (used in) provided by operating activities	(66,934)	34,845	(144,662)
Cash flows from investing activities:
Purchases of short-term investments, available-for-sale, and held-to-maturity securities	(205,097)	(201,241)	(175,567)
Proceeds from sales of short-term investments and available-for-sale securities	185,163	83,673	60,436
Proceeds from maturities of short-term investments and available-for-sale securities	26,053	119,689	255,728
Purchases of property and equipment	(2,043)	(1,556)	(584)
Net cash provided by investing activities	4,076	565	140,013
Cash flows from financing activities:
Issuance of common stock, net of early exercise liability	718	709	34
Issuance of common stock under employee stock purchase plan, net of stock issuance costs	1,096	193	1,116
Cash paid for shares withheld related to stock-based compensation	(36,900)	(16,491)	(6,220)
Repurchases of common stock	(18,298)	(1,772)	—
Net cash used in financing activities	(53,384)	(17,361)	(5,070)
Net (decrease) increase in cash and cash equivalents	(116,242)	18,049	(9,719)
Cash and cash equivalents, beginning of period	194,543	176,494	186,213
Cash and cash equivalents, end of period	$78,301	$194,543	$176,494
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents(1)	$78,301	$194,543	$122,863
Restricted cash	—	—	53,631
Total cash, cash equivalents, and restricted cash	$78,301	$194,543	$176,494
(1) Includes all applicable amounts for both continuing and discontinued operations
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
In 2024, the Company launched Counterpart Health, Inc., a subsidiary of the Company which houses a new Software-as-a-Service (“SaaS”) and Tech Enabled Services Solution to bring the power of CA Technology to external payors and providers serving the Medicare eligible population. This external offering aims to equip clinician users with the Company's already built, clinician-centric, and AI-powered care management platform. Strategically, Counterpart Health, Inc., a subsidiary of Clover Health, aims to extend the benefits of data-driven proven technology and personalized care to a wider audience, enabling enhanced patient outcomes and reduced healthcare costs across the nation. Counterpart Health is complementary to Clover Health, and enables the Company to deploy and expand the reach of its existing technology asset for new potential growth and high margin business opportunities, with low startup costs.
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
Discontinued operations
The results of operations for the Company's former Non-Insurance segment have been reclassified as discontinued operations for all periods presented in the Consolidated Statements of Operations and Comprehensive Loss. Assets and liabilities related to the Company's former Non-Insurance segment have been reclassified as discontinued operations for all periods presented in the Consolidated Balance Sheets. Furthermore, all cash flow related activity related to Non-Insurance has all been reclassified on the Consolidated Statements of Cash Flows. Refer to Note 16 "Discontinued Operations" for additional information.
Deferred revenue
Premiums earned, net is recognized as income in the period members are entitled to receive services, risk adjustment revenue, and other ancillary income. Premiums received in advance of the service period are reported as deferred revenue on the Consolidated Balance Sheets within Other liabilities, current and recognized within Premiums earned, net once earned. Premiums anticipated to be received within twelve months based on the documented diagnostic criteria of the Company's members are estimated and included in revenue for the period including the member months for which the payment is designated by CMS.
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
At December 31, 2025 and 2024, the Company had Cash and cash equivalents at financial institutions, which are insured by the Federal Deposit Insurance Corporation ("FDIC"). At times, balances may exceed the FDIC insured limits. Management believes that credit risk related to those balances is minimal.
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
Impairment of investment securities
Effective January 1, 2021, the Company adopted the provisions of ASC 326, Current Expected Credit Loss, and modified its accounting policy for the assessment of available-for-sale and held-to-maturity securities for impairment, as further described below. Prior to January 1, 2021, the Company applied the other-than-temporary impairment model for available-for-sale securities in an unrealized loss position which did not result in impairments for 2020 or 2019. Beginning on January 1, 2021, the Company adopted ASC 326, which retained many similarities from the previous other-than-temporary impairment model but eliminated the consideration of the length of time over which the fair value had been less than cost. Additionally, under ASC 326, the expected losses on securities are recognized through an allowance for credit losses rather than as a reduction in the amortized cost of the security.

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
Expected cash flows to be received are evaluated as compared to amortized cost to determine if a credit loss has occurred. The amount of the credit loss component of the security is estimated as the difference between the amortized cost and the present value of the expected cash flows of the security. In developing the expected recovery analysis for debt securities, the Company reviews business prospects, credit ratings and available information from asset managers and rating agencies for individual securities. The present value is determined using the best estimate of future cash flows discounted at the implicit interest rate at the date of purchase. For the years ended December 31, 2025, 2024, and 2023, there was no impairment loss reported.
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
Other income
Other income consists of income from operating subleases, miscellaneous revenue, investment income, commissions, realized gains and losses, and software as a services and tech-enabled services.
Investment income includes interest, dividends received or accrued on investments, and realized gains or losses, and unrealized gains and losses on equity securities recognized at fair value. Investment income is reported as earned and is presented net of related investment expenses and expected credit losses. Realized gains or losses are recognized based on the specific identification method. Purchases and sales are recorded on a trade-date basis.
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
Deferred acquisition costs
Acquisition costs directly related to the successful acquisition of new business, which are primarily made up of commissions costs, are deferred and subsequently amortized. Deferred acquisition costs are recorded within Other assets, current on the Consolidated Balance Sheets and are amortized over the estimated life of the related contracts. The amortization of deferred acquisition costs is recorded within General and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss. For the years ended December 31, 2025, 2024, and 2023 charges related to deferred acquisition costs of $21.9 million, $10.5 million, and $6.8 million, respectively, were recognized within General and administrative expenses.
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
During the year ended December 31, 2025, the warrants were settled or expired following the acquisition of the underlying entities. As of December 31, 2025, no warrant assets remain outstanding.
Property and equipment, net
Property and equipment, net is reported at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets, which are generally three to five years. Leasehold improvements are amortized over the shorter of the remaining lease term or estimated useful life of the leasehold improvement. Repairs and maintenance costs are expensed as incurred. Costs related to the development of internal-use software that do not meet capitalization criteria are expensed as incurred. Gains and losses on sales or disposals of property and equipment are included within Other income.
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
Capitalized Software
We capitalize certain costs, such as compensation costs, including stock-based compensation, and interest incurred on outstanding debt, in developing internal-use software once planning has been completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will function as intended. Amortization of such costs occurs on a straight-line basis over the estimated useful life of the related asset and begins once the asset is ready for its intended use. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred. In addition, we capitalize interest incurred on outstanding debt during the period of construction-in-progress of certain assets as applicable.
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

Goodwill is assigned to the reporting units that are expected to benefit from the specific synergies of the business combination. Management reviews goodwill for impairment to determine both the existence and amount of goodwill impairment, if any. Impairment tests are performed, at a minimum, in the fourth quarter of each year. Management first uses a qualitative assessment to determine if it is more likely than not that a reporting unit is impaired. The qualitative test is used as a screening to help determine if it is necessary to perform the quantitative test. If there are indicators that the fair value is less than the carrying amount of any reporting unit, management performs a quantitative assessment where management allocates the fair value of the reporting units to the assets and liabilities with the unallocated fair value representing an implied fair value of goodwill which is then compared to the carrying amount of goodwill. The impairment review requires management to make judgments in determining various assumptions with respect to changes in economic conditions, revenues, operating margins, growth rates and discount rates. There was no impairment of goodwill during the years ended December 31, 2025 or December 31, 2024, and there was an $11.7 million impairment of goodwill for the year ended December 31, 2023.
Other intangible assets arising from business combinations are initially recognized at fair value at the date of acquisition. Other intangible assets with indefinite useful lives are tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the assets may be impaired. The annual impairment test for indefinite-lived intangible assets may be completed through a qualitative assessment to determine if the fair value of the indefinite-lived intangible assets is more likely than not greater than the carrying amount. The Company may elect to bypass a qualitative assessment, or if a qualitative assessment indicates it is more likely than not that the estimated carrying value exceeds the fair value, the Company will test for impairment using a quantitative process. If the Company determines that impairment of its intangible assets may exist, the amount of impairment loss is measured as the excess of carrying value over fair value. The estimates in the determination of the fair value of indefinite-lived intangible assets include the anticipated future revenues of the Company and the resulting cash flows. For the years ended December 31, 2025 and December 31, 2024 there was no impairment related to intangible assets with indefinite useful lives. For the year ended December 31, 2023, there was $4.2 million of impairment related to intangible assets with indefinite useful lives.
Reinsurance
In the normal course of business, the Company seeks to reduce losses by reinsuring certain levels of risk in areas of exposure with other insurance enterprises or reinsurers. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. To minimize exposure to losses related to a reinsurer's inability to pay, the financial condition of such reinsurer is evaluated initially upon placement of the reinsurance and periodically thereafter. In addition to considering the financial condition of a reinsurer, the expected credit losses of Reinsurance recoverable is evaluated based upon a number of factors. Such factors include the amounts outstanding, history of losses, ratings of reinsurers, disputes, any collateral or letters of credit held and other relevant factors. The Company had no material credit allowances for Reinsurance recoverable at December 31, 2025 and 2024. Amounts recoverable from reinsurers are estimated in a manner consistent with the liability associated with the reinsured business and consistent with the terms of the underlying contracts. Although reinsurance agreements contractually obligate reinsurers to reimburse the Company for their share of losses, they do not discharge the primary liability of the Company. The Company remains liable for unpaid claims and claims adjustment expenses associated with ceded insured risks if the assuming reinsurers fail to meet their contractual obligations. The costs of the reinsurance are recognized over the life of the contract in a manner consistent with the earning of premiums on the underlying policies subject to the reinsurance contracts.
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
Medical claims incurred
The Company recognizes the cost of medical claims in the period in which services are provided, including an estimate of the cost of medical claims IBNR. Net medical claims incurred reported within the Consolidated Statements of Operations and Comprehensive Loss includes direct medical expenses.
Direct medical expenses include amounts paid or payable to hospitals, physicians, pharmacy benefit managers, providers of ancillary services, mandatory supplemental benefits, and is inclusive of the medical expense related to the Company's employed clinicians providing in-home care. Recorded direct medical expenses are reduced by the amount of pharmacy rebates earned, which are estimated based on historical utilization of specific pharmaceuticals, current utilization and contract terms. Pharmacy rebates earned but not yet received from pharmaceutical manufacturers are included within Healthcare receivables within the Consolidated Balance Sheets. Overpayments to providers are recognized as a contra medical expense and reported within Other assets, current within the Consolidated Balance Sheets.
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
For purposes of calculating premium deficiency reserves, management groups contracts in a manner consistent with the method of acquiring, servicing, and measuring the profitability of such contracts. At December 31, 2025 and 2024, respectively, management performed its premium deficiency reserve assessment and determined that no premium deficiency reserve was required, and therefore no liability was recognized.

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
Leases
At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement including the use of an identified asset(s) and the Company's control over the use of that identified asset. The Company does not recognize leases with a lease term of one year or less on its Consolidated Balance Sheets. Leases with a term greater than one year are recognized on the balance sheet as right-of-use ("ROU") assets and lease liabilities. The Company has sublease arrangements and recognizes sublease income from leasing excess space. Sublease income is recognized on a straight-line basis over the sublease term. At December 31, 2025 and 2024, the Company did not have any financing leases.

Lease liabilities and their corresponding ROU assets are initially recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the ROU asset may be required for items such as incentives received or initial direct costs. When an option to extend the lease exists, a determination is made whether that option is reasonably certain of exercise based on economic factors present at the measurement date and as circumstances may change. At December 31, 2025 and 2024, the Company did not include optional extension periods in the measurement of its leases as they were not reasonably certain of exercise. The Company monitors its plans to renew its material leases on a quarterly basis.
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
The grant date fair value of the Market PRSUs is recognized as expense over the vesting period under the accelerated attribution method and is not adjusted in future periods for the success or failure to achieve the specified market condition. The grant date fair value of Market PRSUs is determined using a Monte Carlo simulation model that incorporates multiple valuation assumptions, including the probability of achieving the specified market condition, expected volatility and risk-free interest rate. There have been no Market PRSU awards granted during the years ended December 31, 2025 and 2024. The grant date fair value of Non-Market PRSUs is determined based on the closing price of the Company’s class A common stock.
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
Federal income taxes
The Company recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the consolidated financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. The Company also recognizes the future tax benefits such as net operating and capital loss carryforwards as deferred tax assets. A valuation allowance is provided against these deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Future years' tax expense may be increased or decreased by adjustments to the valuation allowance or to the estimated accrual for income taxes. Deferred tax assets and deferred tax liabilities are further adjusted for changes in the enacted tax rates. At December 31, 2025 and 2024, sufficient doubt existed over the Company's ability to generate sufficient taxable income to realize its deferred income tax assets, and accordingly, the Company provided a full valuation allowance against its deferred tax assets.

The Company records tax benefits when it is more likely than not that the tax return position taken with respect to a particular transaction will be sustained. A liability for an uncertain tax position, if recorded, is not considered resolved until the statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired, or the tax position is ultimately settled through examination, negotiation, or litigation. The Company did not have any material uncertain tax positions during the years ended December 31, 2025 and 2024. The Company classifies interest and penalties associated with uncertain tax positions in its provision for income taxes. The Company did not incur or record any interest and penalties related to uncertain tax positions at or during the years ended December 31, 2025 and 2024.
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
Recent accounting pronouncements
Recently adopted accounting pronouncements
There have been no new accounting pronouncements adopted during the year ended December 31, 2025 that had a material impact on the Company's consolidated financial statements.
Accounting pronouncements effective in future periods
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update would require a public entity to disclose information about purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. ASU 2024-03 allows for early adoption and requires either prospective adoption to consolidated financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the consolidated financial statements. The Company is currently evaluating the impact of ASU 2024-03 on its consolidated financial statements and related disclosures.
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
3. Investment Securities
The following tables present amortized cost and fair values of investments at December 31, 2025 and December 31, 2024, respectively:

December 31, 2025	Amortized cost	Accumulated unrealized gains	Accumulated unrealized losses	Fair value
	(in thousands)
Investment securities, held-to-maturity:
U.S. government and government agencies and authorities	$14,348	$3	$(77)	$14,274
Investment securities, available-for-sale:
U.S. government and government agencies and authorities	129,217	522	(292)	129,447
Corporate debt securities	80,197	309	(11)	80,495
Other	281	—	—	281
Total held-to-maturity and available-for-sale investment securities	$224,043	$834	$(380)	$224,497

December 31, 2024	Amortized cost	Accumulated unrealized gains	Accumulated unrealized losses	Fair value
	(in thousands)
Investment securities, held-to-maturity:
U.S. government and government agencies and authorities	$14,358	$—	$(430)	$13,928
Investment securities, available-for-sale:
U.S. government and government agencies and authorities	139,597	212	(1,548)	138,261
Corporate debt	88,753	196	(447)	88,502
Other	1,950	3	—	1,953
Total held-to-maturity and available-for-sale investment securities	$244,658	$411	$(2,425)	$242,644

The following table presents the amortized cost and fair value of debt securities at December 31, 2025, by contractual maturity:

December 31, 2025	Held-to-maturity		Available-for-sale
	Amortized cost	Fair value	Amortized cost	Fair value
	(in thousands)
Due within one year	$1,777	$1,779	$23,231	$23,131
Due after one year through five years	12,461	12,408	186,464	187,092
Due after five years through ten years	—	—	—	—
Due after ten years	110	87	—	—
Total	$14,348	$14,274	$209,695	$210,223

For the years ended December 31, 2025, 2024, and 2023 respectively, net investment income, which is included within Other income within the Consolidated Statements of Operations and Comprehensive Loss, was derived from the following sources:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Cash and cash equivalents	$8,896	$13,311	$9,063
Short-term investments	177	855	1,812
Investment securities	9,733	8,588	7,499
Investment income, net	$18,806	$22,754	$18,374
Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at December 31, 2025, and December 31, 2024, respectively:

December 31, 2025	Less than 12 months		Greater than 12 months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands, except number of positions)
U.S. government and government agencies and authorities	$16,669	$(38)	$14,626	$(331)	$31,295	$(369)
Corporate debt securities	13,733	(11)	—	—	13,733	(11)
Total	$30,402	$(49)	$14,626	$(331)	$45,028	$(380)
Number of positions	24		9		33

December 31, 2024	Less than 12 months		Greater than 12 months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands, except number of positions)
U.S. government and government agencies and authorities	$78,065	$(850)	$39,542	$(1,128)	$117,607	$(1,978)
Corporate debt securities	53,009	(447)	—	—	53,009	(447)
Total	$131,074	$(1,297)	$39,542	$(1,128)	$170,616	$(2,425)
Number of positions	65		15		80
The Company did not record any credit allowances for debt securities that were in an unrealized loss position at December 31, 2025 and December 31, 2024.
At December 31, 2025, all securities were investment grade, with credit ratings of BBB or higher by S&P Global or as determined by other credit rating agencies within the Company's investment policy. Unrealized losses on investment grade securities are principally related to changes in interest rates or changes in issuer or sector related credit spreads since the securities were acquired. The gross unrealized investment gains at December 31, 2025 were assessed, based on, among other things:
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

Proceeds from sales and maturities of investment securities, inclusive of Short-term investments, and related gross realized gains (losses) which are included within Other income within the Consolidated Statements of Operations and Comprehensive Loss, were as follows for the year ended December 31, 2025, 2024, and 2023 respectively:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Proceeds from sales of investment securities	$185,163	$83,673	$60,436
Proceeds from maturities of investment securities	26,053	119,689	255,728

Gross realized gains	989	480	39
Gross realized losses	(10)	—	(19)
Net realized gains	$979	$480	$20
At December 31, 2025 and 2024, the Company had $14.6 million, in deposits with various states and regulatory bodies that are included as part of the Company's cash, cash equivalents, and investment balances.
4. Fair Value Measurements
The following tables present a summary of fair value measurements for financial instruments at December 31, 2025 and December 31, 2024, respectively:

December 31, 2025	Level 1	Level 2	Level 3	Total Fair Value
	(in thousands)
U.S. government and government agencies	$—	$129,447	$—	$129,447
Corporate debt securities	—	80,495	—	80,495
Private equity investments	—	—	12,226	12,226
Warrants receivable	—	—	—	—
Other	—	281	—	281
Total assets at fair value	$—	$210,223	$12,226	$222,449

December 31, 2024	Level 1	Level 2	Level 3	Total Fair Value
	(in thousands)
U.S. government and government agencies	$—	$138,261	$—	$138,261
Corporate debt securities	—	88,502	—	88,502
Warrants receivable	—	—	764	764
Other	—	1,953	—	1,953
Total assets at fair value	$—	$228,716	$764	$229,480
The changes in balances of Clover's Level 3 financial assets and liabilities were as follows:

	Equity Investments	Warrants Receivable	Total
	(in thousands)
Balance, December 31, 2023	$—	$814	$814
Unrealized gains	—	50	50
Balance, December 31, 2024	$—	$764	$764
Realized gains	—	815	815
Unrealized gains (losses)	10,400	(835)	9,565
Sales	—	(744)	(744)
Transfers in	1,826	—	1,826
Balance, December 31, 2025	$12,226	$—	$12,226
Unrealized gains for assets still held, included in Net loss	$10,400	$—	$10,400

Private Warrants
During the year ended December 31, 2025, the Company had exercisable private warrants which were embedded in several agreements as derivatives. These private warrants were accounted for as assets in accordance with ASC 815-40, Derivatives and Hedging, and are presented in Other assets, non-current in the Consolidated Balance Sheets. The warrant assets are measured at fair value at inception and on a recurring basis until redeemed, with changes in fair value presented in Change in fair value of warrants in the Consolidated Statements of Operations and Comprehensive Loss. These private warrants were classified within Level 3 due to the subjectivity and use of estimates in the calculation of their fair value.
During the year ended December 31, 2025, one of the Company's warrant receivable arrangements was fully liquidated. The liquidation resulted in a realized gain recorded in the Consolidated Statement of Operations and Comprehensive Loss. Immediately prior to liquidation, the fair value of the warrants receivable was $0.7 million. The Company received $1.6 million in total consideration for the warrants. The liquidation of the warrants resulted in a realized gain of $0.8 million recognized within the Other income line item within the Consolidated Statement of Operations and Comprehensive Loss.
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
During the year ended December 31, 2025, the Company determined that its remaining private warrant had become zero following financial distress and a subsequent sale of the underlying issuer, and the carrying value of the warrant was written off during the period.
As of December 31, 2025, the Company no longer held any private warrants.
Equity Investments
The Company owns equity securities in privately held companies. Their fair value is classified as Level 3 because the valuation relies primarily on unobservable inputs that require significant management judgment. While the valuation process utilizes inputs based on observable market transactions such as comparable company multiples or similar private placements, these must be significantly adjusted using unobservable assumptions to reflect the specific risks and characteristics of the non-marketable private investment. This reliance on subjective, unobservable inputs is the basis for the Level 3 classification and results in a higher degree of valuation uncertainty.
Character Biosciences, Inc.
On September 30, 2025, the Company determined it lost significant influence over Character Biosciences, Inc. ("Character Biosciences" or "CB") following dilution of its ownership. Refer to Note 12 "Variable Interest Entity" for additional information on the transition from equity method of accounting under ASC 323, Investments - Equity Method and Joint Ventures, to fair value measurement under ASC 321, Investments - Equity Securities.
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
As of December 31, 2025, the fair value of the investment was approximately $8.3 million. The fair value was determined using a third-party valuation that incorporated recent market transactions and updated company-specific financial information. The valuation reflected income- and market-based methodologies and included assumptions related to forecasted performance, discount rates, and a discount for lack of marketability.
5. Healthcare Receivables
Healthcare receivables include pharmaceutical rebates that are accrued as they are earned and estimated based on contracted rebate rates, eligible amounts submitted to the manufacturers by the Company's pharmacy manager, pharmacy utilization volume, and historical collection patterns. Also included in Healthcare receivables are Medicare Part D settlement receivables, member premium receivables, and other CMS receivables. The Company reported $94.9 million and $51.5 million within Healthcare receivables at December 31, 2025 and December 31, 2024, respectively.

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
CarePoint Health was ultimately held and controlled by Vivek Garipalli, the Company's Executive Chairman and a significant stockholder of the Company. In May 2022, Mr. Garipalli and his family completed a donation of their interest in CarePoint Health to a non-profit organization called CarePoint Health Systems, Inc ("the CarePoint Nonprofit"). In September 2024, Sequoia Healthcare Services, LLC, an entity that Mr. Garipalli has an indirect interest in, transferred certain subsidiaries that provided services to CarePoint Health to the CarePoint Nonprofit. Following such transfer, neither Mr. Garipalli nor any entity he has an interest in currently provide any management services to CarePoint Health. On November 3, 2024, CarePoint Health and its affiliates filed petitions in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") seeking relief under Chapter 11 of the United States Bankruptcy Code. Ultimately, the Bankruptcy Court confirmed CarePoint Health's plan which became effective as of May 22, 2025. Through CarePoint Health's plan, a majority of CarePoint Health's assets, including CarePoint Health's contracts, were transferred to Hudson Regional Hospital, which now controls CarePoint Health's hospitals following CarePoint Health's emergence from bankruptcy. As a result of such proceedings, CarePoint Health is no longer deemed a related party of the Company as defined by ASC 850, Related Party Disclosures. Expenses and fees incurred related to Clover's contracts with CarePoint Health, recorded in Net medical claims incurred, in the Consolidated Statements of Operations and Comprehensive Loss, were $4.4 million, $7.0 million, and $13.0 million for the years ended December 31, 2025, 2024, and 2023 respectively. Additionally, $1.0 million was payable to CarePoint Health at December 31, 2024.
The Company has a contract with Medical Records Exchange, LLC (formerly known as "ChartFast," now d/b/a Credo) pursuant to which the Company receives administrative services related to medical records retrieval via Credo's electronic applications and web portal platform. Vivek Garipalli, the Company's Executive Chairman and significant stockholder of the Company, is an indirect owner of Credo Health Solutions, Inc. Expenses and fees incurred related to this agreement were $1.5 million, $0.7 million, and $0.8 million for the years ended December 31, 2025, 2024, and 2023 respectively.
Since July 2, 2021, the Company has contracted with Thyme Care, Inc. ("Thyme Care"), an oncology care management company, through which Thyme Care was engaged to provide cancer care management services to the Company's Insurance members and develop a provider network to help ensure member access to high-value oncology care. The Company and Thyme Care have amended the terms of the engagement, effective April 1, 2023, to include additional clinical services available to Clover members as well as the value based payment terms. The Company entered into an agreement with Thyme Care effective September 23, 2020 where the Company purchased 1,773,049 shares (less than five percent (5%) of its class A common stock). The fair value of these shares is $3.9 million at December 31, 2025, and is recognized within Other assets, non-current, in the Consolidated Balance Sheets. In accordance with ASC 321, Investments - Equity Securities, any changes in fair value associated with these shares are recognized within Other income in the Consolidated Statements of Operations and Comprehensive Loss. Mr. Garipalli is a member of the board of directors of Thyme Care and holds an equity interest of less than five percent (5%) of that entity. Expenses and fees incurred related to this agreement were $8.3 million, $4.1 million, and $2.3 million for the years ended December 31, 2025, 2024, and 2023 respectively. Additionally, $6.6 million and $3.3 million were payable to Thyme Care at December 31, 2025, and December 31, 2024, respectively.
The Company entered into a Master Services Agreement in July 2025 with Guidehealth, LLC for value-based care enablement and outsourced administrative services. These services primarily leverage technology and support teams to accelerate and enhance medication adherence rates and patient outcomes. Thomas Tran, a member of the Company's Board of Directors and Chair of the Company's Audit Committee, also serves as a director of Guidehealth and holds an ownership interest of less than 5% in Guidehealth. Pursuant to this agreement, the Company recognized $1.2 million for the year ended December 31, 2025. Additionally, zero was payable at December 31, 2025.
The Company holds a non-controlling equity investment in Character Biosciences, which is accounted for under ASC 321, Investments - Equity Securities, at fair value. As of December 31, 2025, the fair value of this investment was $8.3 million. See Note 4 "Fair Value Measurements" for further information regarding the valuation techniques and inputs used to determine the fair value of this Level 3 investment. Character Biosciences is considered a related party because the Company's Executive Chairman and a significant stockholder of the Company, Vivek Garipalli, serves as a member of Character Bioscience’s Board of Directors as Clover's representative given the Company's investor status; he does not directly or indirectly hold any investment in CB. The investment is recognized within Other assets, non-current, in the Consolidated Balance Sheets. There were no transactions between the Company and Character Biosciences during the periods presented.

7. Property and Equipment, Net
Property and equipment, net consisted of the following:

	Year ended December 31,
	2025	2024
	(in thousands)
Capitalized software	$10,802	$8,038
Leasehold improvements	3,035	3,035
Office furniture and fixtures	35	35
Equipment	113	113
Property and equipment, gross	13,985	11,221
Less: accumulated depreciation and amortization	(7,600)	(5,914)
Property and equipment, net	$6,385	$5,307
Depreciation expense recorded by the Company was approximately $0.2 million, $0.2 million, and $0.4 million for the years ended December 31, 2025, 2024, and 2023, respectively. Amortization expense recorded by the Company was approximately $1.5 million, $1.2 million, and $1.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.
8. Other Intangibles
Other intangible assets
Other intangible assets arising from business combinations are initially recognized at fair value at the date of acquisition. Other intangible assets with indefinite useful lives are tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the assets may be impaired. The annual impairment test for indefinite-lived intangible assets may be completed through a qualitative assessment to determine if the fair value of the indefinite-lived intangible assets is more likely than not greater than the carrying amount. The Company may elect to bypass a qualitative assessment, or if a qualitative assessment indicates it is more likely than not that the estimated carrying value exceeds the fair value, the Company will test for impairment using a quantitative process. If the Company determines that impairment of its intangible assets may exist, the amount of impairment loss is measured as the excess of carrying value over fair value. The estimates in the determination of the fair value of indefinite-lived intangible assets include the anticipated future revenues of the Company and the resulting cash flows. At December 31, 2025 and 2024, there were no circumstances that indicate that the carrying amount of intangible assets deemed to have an indefinite useful life may not be recoverable.
The following table presents details of the Company's other intangible assets at December 31, 2025 and 2024, respectively:

		2025			2024
	Weighted Average life	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Other intangible assets:
Licenses	Indefinite	2,990	—	2,990	2,990	—	2,990
The Company does not estimate any amortization expense in the five succeeding fiscal years.

9. Unpaid Claims
Activity within the liability for Unpaid claims, including claims adjustment expenses, for the years ended December 31, 2025 and 2024, respectively, is summarized as follows:

	Year ended December 31,
	2025	2024
	(in thousands)
Gross and net balance, beginning of period	$156,396	$137,100
Incurred related to:
Current year	1,542,123	1,016,131
Prior years	(8,667)	(30,539)
Total incurred	1,533,456	985,592
Paid related to:
Current year	1,397,912	869,574
Prior years	138,690	96,722
Total paid	1,536,602	966,296
Gross and net balance, end of period	$153,250	$156,396
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
Unpaid Claims for Insurance Operations
Unpaid claims for Insurance operations were $153.3 million at December 31, 2025. During the year ended December 31, 2025, $138.7 million was paid for incurred claims attributable to insured events of prior years. A favorable development of $8.7 million was recognized during the year ended December 31, 2025, resulting from the Company's actual experience with claims developing differently as compared to the Company's estimates at December 31, 2024. A favorable development of $30.5 million was recognized during the year ended December 31, 2024, resulting from the Company's actual experience with claims developing differently as compared to the Company's estimates at December 31, 2023. Original estimates are increased or decreased, as additional information becomes known regarding individual claims. The ratio of current year medical claims paid as a percentage of current year Net medical claims incurred was 90.6% for the year ended December 31, 2025, and 85.6% for the year ended December 31, 2024. This ratio serves as an indicator of claims processing speed, indicating that claims were processed at a faster rate during the year ended December 31, 2025, than during the year ended December 31, 2024.
The following tables provide information regarding incurred and paid claims development for medical claims, as well as cumulative claim frequency and the total of incurred but not reported liabilities at December 31, 2025, respectively:

	Cumulative incurred claims for the year ended December 31,
Incurred year	2023*	2024*	2025	Total IBNR	Number of reported claims
	(in thousands)				(in ones)
2023 and prior	$3,144,952	$3,115,403	$3,104,467	$1,514	11,380,837
2024	—	1,016,131	1,018,400	7,524	3,035,169
2025	—	—	1,542,123	144,212	3,746,848
Total	$3,144,952	$4,131,534	$5,664,990	$153,250	18,162,854

	Cumulative net paid claims through December 31,
Incurred year	2023*	2024*	2025
	(in thousands)
2023 and prior	$3,008,825	$3,105,564	$3,102,952
2024	—	869,574	1,010,876
2025	—	—	1,397,912
Total	$3,008,825	$3,975,138	$5,511,740
*Unaudited supplemental information
The reconciliation of net incurred and paid claims development tables to unpaid claims and claims adjustment expenses for medical claims on the Consolidated Balance Sheets is as follows:

December 31, 2025
(in thousands)
Cumulative incurred claims, net	$5,664,990
Less: cumulative paid claims, net	5,511,740
Net unpaid claims, including claims adjustment expenses	$153,250
10. Reinsurance
Medicare Advantage Reinsurance Agreement
On January 1 of each year, the Company renews a specific excess loss reinsurance agreement to reinsure its MA plan liabilities per covered person per agreement terms in excess of $0.5 million for the year ended December 31, 2025, and $0.4 million for the years ended December 31, 2024 and 2023.
The effects of the reinsurance agreements on the accompanying consolidated financial statements for the years ended December 31, 2025, 2024, and 2023, respectively, are as follows:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Premiums earned, gross	$1,892,107	$1,345,280	$1,236,213
Premiums earned, ceded	(375)	(399)	(444)
Net premiums earned	$1,891,732	$1,344,881	$1,235,769

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Claims incurred, gross	$1,537,832	$988,208	$987,654
Claims incurred, ceded	(4,376)	(2,616)	(496)
Net claims incurred	$1,533,456	$985,592	$987,158
The Company is not relieved of its primary obligation to the policyholder in a reinsurance transaction. Reinsurance recoverable for the MA plan at December 31, 2025 and 2024, respectively, were comprised of the following:

	Year ended December 31,
	2025	2024
	(in thousands)
Reinsurance recoverable on paid claims, gross and net	$4,621	$404

Life Policies and Annuity Contracts
Clover acquired certain policies and related reinsurance agreements with the purchase of stock of Union Life Labor Insurance Company ("Ullico") in April 2016. Ullico originally underwrote those policies which are primarily life policies and annuity contracts, prior to entering "run-off." All of the underwriting risk related to those policies and contracts has been ceded to third party reinsurers. A large portion of these cessions are in the form of 100% coinsurance where, in addition to the underwriting risk, administrative responsibilities, including premium collections and claim payments, are ceded to third party reinsurers.
Approximately $5.1 million of life insurance reserves at both December 31, 2025 and 2024, respectively, related to life insurance policies originally issued by Ullico are 100% coinsured with Southern Financial Life Insurance Company ("SFLIC"), a Louisiana domestic company, in full transfer of risk related to these policies. The life reserves are computed principally in accordance with Net Level Premium Method using mortality and persistency assumptions based upon the Company's experience and industry data. Interest rate assumptions used in establishing such reserves range from less than 1.0% to 4.5%. Under the arrangement, SFLIC is required to hold in trust an amount that covers all of the outstanding liabilities as of the reporting date.
Approximately $0.8 million and $0.8 million of annuity reserves at both December 31, 2025 and 2024, respectively, related to annuity contracts originally issued by Ullico, are 100% ceded to Sagicor Life Insurance Company, a Texas domestic company, in full transfer of risk related to these contracts. The annuity reserves are computed principally using assumptions based on the Company's experience and industry data. Interest rate assumptions used in establishing such reserves from less than 1.0%. Ceded life insurance and annuity reserves are included within Other assets and gross life insurance and annuity reserves are included within Other liabilities on the Consolidated Balance Sheets, respectively.
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
11. Leases
Operating Leases
The Company leases office space under non-cancelable operating leases. The Company recognizes ROU assets within Other assets, non-current and lease liabilities within Other liabilities, current, and Other liabilities, non-current in the Consolidated Balance Sheets. The Company subleases certain of its leases to third parties for which it receives rental income. These subleases are classified as operating leases. Certain leases include options to renew, with renewal terms that can extend the lease term. The exercise of lease renewal options is at the Company's sole discretion and such options are not recognized as part of the ROU asset and lease liability unless reasonably certain of exercise.
Summary of Lease Costs Recognized Under ASC 842:
The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company's operating leases for the years ended December 31, 2025, 2024, and 2023, respectively:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Operating lease cost	$1,356	$1,295	$1,346
Variable lease cost	—	51	51
Sublease income	(869)	(775)	(256)
Total lease cost	$487	$571	$1,141

Other information
Cash paid for amounts included in the measurement of lease liabilities	$1,544	$1,567	$1,907
Weighted-average remaining lease term	2.4 years	3.3 years	4.5 years
Weighted-average discount rate	10.87%	10.64%	10.31%

The following table summarizes the Company's future lease payments for non-cancelable operating lease liabilities at December 31, 2025:

(in thousands)
2026	$1,575
2027	1,602
2028	425
2029	106
Thereafter	36
Total lease payments	3,744
Less: imputed interest	(448)
Total	$3,296
12. Variable Interest Entity and Equity Method of Accounting
On February 4, 2022, Character Biosciences, an affiliate of the Company, completed a private capital transaction in which it raised $17.9 million from the issuance of 16,210,602 shares of its preferred stock. Upon completion of the transaction, the Company owned approximately 25.46% of Character Biosciences. As a result, the Company reassessed its interest in Character Biosciences and determined that while Character Biosciences is a VIE, the Company is not considered the primary beneficiary of the VIE because it does not have the power, through voting or similar rights and the license agreements, to direct the activities of Character Biosciences that most significantly impact Character Biosciences' economic performance. Since that initial financing, Character Biosciences has completed a series of additional capital raises through the issuance of its shares, each of which diluted the Company’s ownership. As of December 31, 2025, the Company’s ownership interest in Character Biosciences had decreased to approximately 8.1%.
During the year ended December 31, 2025, it was concluded that the ability to exert significant influence over CB no longer exists at December 31, 2025. This change in conclusion was influenced by the recent rounds of funding dropping the Company's ownership below the 20% threshold and the lack of evidence to support continued significant influence. As a result, the Company has transitioned its recognition of its equity investment in CB from the equity method of accounting under ASC 323, Investments - Equity Method and Joint Ventures, to fair value measurement under ASC 321, Investments - Equity Securities. In accordance with ASC 321, the Company recognized the fair value of its equity investment in CB on its Consolidated Balance Sheet within Other assets, non-current and recognized the change in fair value within Other Income in its Consolidated Statement of Operations and Comprehensive Loss. See Note 4 "Fair Value Measurements" for further information regarding the valuation techniques and inputs used to determine the fair value of this Level 3 investment.
13. Commitments and Contingencies
Legal Actions
Various lawsuits against the Company may arise in the ordinary course of the Company's business. Contingent liabilities arising from ordinary course litigation, income taxes and other matters are not expected to be material in relation to the financial position of the Company. At December 31, 2025, and December 31, 2024, respectively, there were no material known contingent liabilities arising outside the normal course of business other than as set forth below. In accordance with ASC No. 450-20, Loss Contingencies, we will record accruals for loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.
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

14. Employee Benefit Plans
Employee Retirement Savings Plan
The Company has a defined contribution retirement savings plan (the "401(k) Plan") covering eligible employees, which includes safe harbor matching contributions based on the amount of employees' contributions to the 401(k) Plan. The Company contributes to the 401(k) Plan annually 100.0% of the first 4.0% compensation that is contributed by the employee up to 4.0% of eligible annual compensation after one year of service. The Company's matching service contributions to the 401(k) Plan amounted to approximately $2.0 million, $2.0 million, and $1.8 million for the years ended December 31, 2025, 2024, and 2023, respectively, and are included within Salaries and benefits on the Consolidated Statements of Operations and Comprehensive Loss. The Company's cash match is invested pursuant to the participant's contribution direction. Employer matching contributions are immediately 100.0% vested.
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
The maximum number of shares of the Company's common stock reserved for issuance over the term of the Plans, shares outstanding under the Plans, and shares remaining under the Plans at December 31, 2025 were as follows:

December 31, 2025	Shares Authorized Under Plans	Shares Outstanding Under Plans	Shares Remaining Under Plans
2014 Plan	54,402,264	33,737,271	N/A
2020 Plan	97,638,080	37,105,462	6,714,827
2020 MIP	33,426,983	20,056,191	—
Inducement Plan	11,000,000	3,344,178	—
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

The Company recorded stock-based compensation expense for stock options, RSUs, and PRSUs granted under the Plans, and discounts offered in connection with the Company's 2020 Employee Stock Purchase Plan ("ESPP") of $103.7 million, $114.3 million, and $140.9 million during the years ended December 31, 2025, 2024, and 2023 respectively, and such expenses are presented within Salaries and benefits in the accompanying Consolidated Statements of Operations and Comprehensive Loss.
Compensation cost presented within Salaries and benefits within the accompanying Consolidated Statements of Operations and Comprehensive Loss were as follows:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Stock options	$336	$1,853	$3,335
RSUs	91,304	85,812	83,790
PRSUs	11,558	26,145	53,611
ESPP	459	521	195
Total compensation cost recognized for stock-based compensation plans	$103,657	$114,331	$140,931
At December 31, 2025, there was approximately $349.2 million of unrecognized stock-based compensation expense related to unvested stock options, unvested RSUs, unvested PRSUs, and the ESPP.
Stock Options
The Company did not grant stock options during fiscal years 2025 and 2024.
A summary of option activity under the 2020 Plan during the year ended December 31, 2025, was as follows:

	Number of stock options	Weighted-average exercise price
Outstanding, January 1, 2025	804,127	$8.87
Granted	—	—
Exercised	—	—
Forfeited	(30,268)	8.88
Outstanding, December 31, 2025	773,859	$8.88
A summary of stock option activity under the 2014 Plan during the year ended December 31, 2025, was as follows:

	Number of stock options	Weighted-average exercise price
Outstanding, January 1, 2025	23,465,666	$2.73
Granted	—	—
Exercised	(415,013)	1.63
Forfeited	(60,254)	3.85
Outstanding, December 31, 2025	22,990,399	$2.75
At December 31, 2025, outstanding stock options, substantially all of which are expected to vest, had an aggregate value of $7.1 million, and a weighted-average remaining contractual term of 3.34 years. At December 31, 2025, there were 23,764,258 stock options exercisable under the Plans, with an aggregate intrinsic value of $7.1 million, a weighted-average exercise price of $2.95 per share, and a weighted-average remaining contractual term of 3.34 years. The total value of stock options exercised during the years ended December 31, 2025, 2024, and 2023 was $1.4 million, $0.9 million, and $0.1 million respectively. Cash received from stock option exercises during the years ended December 31, 2025, 2024, and 2023 was $0.7 million, $0.5 million, and less than $0.1 million respectively.

Restricted Stock Units
A summary of total RSU activity for the year ended December 31, 2025 is presented below:

	Number of RSUs	Weighted-average grant date fair value per share
Outstanding, January 1, 2025	55,731,587	$3.67
Granted	16,324,638	2.76
Released	(27,250,844)	3.58
Forfeited	(1,851,427)	2.40
Outstanding, December 31, 2025	42,953,954	$3.44
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
At December 31, 2025, the market condition component of these PRSUs has not been met, so the awards have not been earned. This expense represents most of the PRSU expense recognized for the year ended December 31, 2025 related to stock-based compensation plans which is presented within Salaries and benefits in the accompanying Consolidated Statements of Operations and Comprehensive Loss. The Company has also determined the requisite service period for the PRSUs with multiple performance conditions to be the longest of the explicit, implicit, or derived service period for each tranche.

A summary of PRSU activity for the year ended December 31, 2025 is presented below:

	Number of PRSUs	Weighted-average grant date fair value per share
Non-vested, January 1, 2025	29,151,407	$9.09
Granted during 2025	62,666	3.81
Adjustment for performance condition achieved	341,459	1.39
Vested	(2,007,591)	1.03
Forfeited	(24,911)	1.19
Non-vested at December 31, 2025	27,523,030	$9.57
At December 31, 2025, there was $0.2 million of unrecognized share-based compensation expense related to PRSUs.
2020 Employee Stock Purchase Plan
On January 6, 2021, the Board adopted and the Company's stockholders approved the ESPP, which permits eligible employees and service providers of either the Company or designated related companies and affiliates to contribute up to 15% of their eligible compensation during defined offering periods to purchase shares of the Company’s Class A common stock at a 15% discount from the fair market value of the common stock as determined on specific dates at specific intervals. Subject to adjustments provided in the ESPP that are discussed below, the maximum number of shares of common stock that may be purchased under the ESPP is 14,163,863 shares, and the maximum number of shares that may be purchased on any single purchase date by any one participant is 5,000 shares. At December 31, 2025, 12,161,176 shares of Class A common stock were available for issuance under the ESPP.
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
The assumptions that the Company used in the Black-Scholes option-pricing model to determine the fair value of the purchase rights under the ESPP for the years ended December 31, 2025, 2024, and 2023 are as follows:

Year ended	2025	2024	2023
Weighted-average risk-free interest rate	3.8%	4.5%	5.4%
Expected term (in years)	0.49 years	0.49 years	0.50 years
Expected volatility	79.5%	94.9%	82.3%
15. Restructuring costs
On April 17, 2023, the Company announced it would implement certain business transformation initiatives, including an agreement to move its core MA operational platform to UST HealthProof’s (“UST HealthProof”) and additional corporate restructuring actions. The agreement with UST HealthProof includes the transition of certain of the Company’s plan operation functions in support of its Medicare Advantage members pursuant to a master services agreement. In addition to the arrangement with UST HealthProof, in April 2023 the Company conducted a reduction in force to better align its Selling, General, and Administrative cost structure with its revenue base. This restructuring resulted in the elimination of approximately 10% of the Company's workforce. The Company incurred costs related to these business transformation initiatives, which consisted of employee termination benefits, vendor related costs, and other costs, which are accounted for as exit and disposal costs and recorded pursuant to ASC 420, Exit or Disposal Cost Obligations. These activities were concluded by December 31, 2024. For the years ended December 31, 2025, 2024, and 2023 the Company recognized zero and $0.3 million, $9.8 million, respectively, of expenses related to these activities in the Consolidated Statements of Operations and Comprehensive Loss. As of December 31, 2025, the remaining vendor-related liability is being reduced through the contractually scheduled payments. This liability is recognized within Accounts payable and accrued expenses in the Consolidated Balance Sheets.

16. Discontinued Operations
On December 1, 2023, the Company notified CMS that it would no longer participate as a REACH ACO in connection with the 2024 performance year. The Company’s exit from the ACO REACH Program was made after the Company determined that it was in its best interest to fully exit the program, following its November 2022 announcement of a strategic reduction in the number of ACO REACH participating physicians in 2023. Subsequent to the 2023 performance year, the remaining activities related to the December 2024 settlement with CMS for prior performance years. During the years ended December 31, 2025, 2024, and 2023, the Company recognized zero, net income of $3.3 million, and a net loss of $3.2 million, respectively.
17. Income Taxes
The components of income before income taxes are as follows:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
U.S. Federal	$(85,574)	$(43,198)	$(214,203)
Foreign	25	189	842
Components of income taxes	$(85,549)	$(43,009)	$(213,361)
The provision for income taxes consisted of the following for the years ended December 31, 2025, 2024, and 2023, respectively:

Year ended December 31,
	2025	2024	2023
(in thousands)
Current:
U.S Federal	$—	$—	$—
Foreign	—	—	—
State	—	—	—
	$—	$—	$—

Deferred:
U.S. Federal	$—	$—	$—
Foreign	—	—	—
State	—	—	—
	$—	$—	$—

The Company’s income tax benefit differs from the amount computed by applying the U.S. federal statutory income tax rate of 21% to loss before income taxes primarily due to changes in the valuation allowance, tax credits, and permanent differences. Because the Company has recorded a full valuation allowance against its U.S. deferred tax assets, the tax benefit that would otherwise be expected from current-year losses is substantially offset, resulting in an effective tax rate of zero for the periods presented. For the years ended December 31, 2025, 2024 and 2023, the Company incurred losses from continuing operations before income taxes, all of which were attributable to domestic operations. The Company does not have material foreign operations. A reconciliation of the U.S. Federal statutory tax rate to our December 31, 2025, 2024, and 2023 annual tax rate is as follows:

	Year ended December 31,
	2025		2024		2023
	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate
	(in thousands)		(in thousands)		(in thousands)
U.S. federal statutory income tax rate	$(17,965)	21.00%	$(9,032)	21.00%	$(44,806)	21.00%
State and local income taxes, net of federal benefits	—	—%	—	—%	—	—%
Change in valuation allowance	7,188	(8.40)%	3,903	(9.07)%	27,376	(12.83)%
Foreign tax effects	—	—%	—	—%	—	—%
Tax credits	—	—%	—	—%	—	—%
Nontaxable or nondeductible expenses:
162(m) limitation	9,765	(11.42)%	4,297	(9.99)%	1,488	(0.70)%
Stock based compensation	816	(0.95)%	7,495	(17.43)%	16,408	(7.69)%
Nontaxable or nondeductible expenses, other	55	(0.06)%	33	(0.08)%	45	(0.02)%
Prior year true-up	141	(0.17)%	(7,637)	17.76%	(221)	0.10%
Other, net	—	—%	941	(2.19)%	(290)	0.14%
Reported tax	$—	—%	$—	—%	$—	—%
A summary of income taxes paid in 2025 is as follows:

Year ended December 31,	2025
(in thousands)
U.S. Federal	$—
U.S. State and Local	—
Foreign	—
Total income taxes paid	$—

Principal components of net deferred tax balances at December 31, 2025 and 2024, respectively, were as follows:

	Year ended December 31,
	2025	2024
	(in thousands)
Deferred income tax assets:
Net operating loss carryforward (NOL)	$331,313	$319,934
Stock based compensation	72,346	71,475
Unpaid claim reserve discounting	499	475
Operating lease liabilities	615	696
Fixed assets and intangible assets	—	257
Accruals	2,746	6,060
Goodwill	3,476	3,601
Other	77	583
Total deferred income tax assets	411,072	403,081
Less: valuation allowance	(407,997)	(400,809)
Total deferred income tax assets, net of valuation allowance	3,075	2,272

Deferred income tax liabilities:
Operating lease right-of-use assets	(484)	(484)
Nontaxable gain on deconsolidation of entity	(845)	(845)
Fixed assets and intangible assets	(964)	—
Other	(782)	(943)
Total deferred income tax liabilities	(3,075)	(2,272)
Net deferred income tax assets	$—	$—
Operating loss and tax credit carryforwards and protective tax deposits
At December 31, 2025 and 2024, the Company had a Federal net operating loss carryforward of $1,577.7 million and $1,523.5 million. Of the $1,577.7 million, Federal net operating loss carryforwards, $249.2 million begin to expire in 2035, and $1,328.5 million may be carried forward indefinitely, with the exception of net operating losses for the insurance companies. Under Internal Revenue Code Section 382, if a corporation undergoes and "ownership change", the corporation's ability to use its pre-change NOL. carryforwards and other pre-change tax attributes to offset its post-change income may be limited. The Company has completed a study through January 7, 2021 and concluded that ownership changes have occurred that may limit their utilization in future periods.
Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. At December 31, 2025 and 2024, the company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company determined that it was not possible to reasonably quantify future taxable income and determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance as of December 31, 2025 and 2024.
The Company does not have deposits admitted under Section 6603 of the Internal Revenue Code.
Impact of tax planning strategies
The Company does not have any tax planning strategies that include the use of reinsurance and there are no deferred tax liabilities not recognized.
The Company files income tax returns in the United States. The U.S. Internal Revenue Service ("IRS") is not currently conducting any income tax audits of the Company's returns. The Company's federal income tax returns filed related to tax years subsequent to 2022 remain subject to examination by the IRS. The Company is not aware of any material adjustments that may be proposed as a result of any ongoing or future examinations and does not have material uncertain tax positions reflected in the Consolidated Balance Sheets.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 (the “IRA”), which contains a number of tax-related provisions, including a 15% corporate alternative minimum tax imposed on certain corporations that meet an income-based test, as well as a 1% nondeductible excise tax on certain stock repurchases. The Company is not subject to the alternative minimum tax in 2025 based on the income-based test and it will continue to evaluate the IRA’s impact as further information becomes available.
Other
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”), which enacts significant changes to the US federal corporate income tax system. The legislation includes, among other provisions, modifications to the treatment of research and development expenditures, permanent 100% bonus depreciation, and changes to the interest deduction limitation under Section 163(j). The legislation does not have a material impact on the Company’s consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update aim to provide more transparency regarding tax disclosures mainly related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 applied on a prospective basis as of December 31, 2025. The adoption impacted income tax disclosures only, primarily related to the effective tax rate reconciliation and income taxes paid, and did not have a material impact on the Company’s consolidated financial statements.
18. Net Loss per Share
Basic and diluted net loss per share from continuing operations attributable to Class A common stockholders and Class B common stockholders (collectively, "Common Stockholders") for the years indicated were calculated as follows:

	Year ended December 31,
	2025	2024	2023
	(in thousands, except for per share and share amounts)
Numerator:
Net loss from continuing operations attributable to common stockholders	$(85,549)	$(46,266)	$(210,148)
Net income (loss) from discontinued operations attributable to common stockholders	—	3,257	(3,213)
Denominator:
Weighted average number of common shares and common share equivalents outstanding, basic and diluted	511,967,146	490,018,730	482,176,127

Basic and diluted loss per share from continuing operations	$(0.17)	$(0.09)	$(0.44)
Basic and diluted earnings (loss) per share from discontinued operations	$—	$0.01	$(0.01)
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
The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of common stock:

	Year ended December 31,
	2025	2024	2023
Options to purchase common stock	23,764,258	24,269,793	24,994,653
RSUs	42,953,954	55,731,587	56,928,405
PRSUs	27,523,030	29,151,407	32,131,532
Total potentially dilutive shares excluded from computation of net loss per share	94,241,242	109,152,787	114,054,590

19. Operating Segments
Clover Health has one reportable segment: Insurance. The Insurance segment provides PPO and HMO plans to Medicare Advantage members in several states. The segment information is prepared on the same basis that the Company's chief executive officer, who is the Chief Operating Decision Maker ("CODM"). These segment groupings are consistent with information used by the CODM, to assess performance and allocate resources. During the year ended December 31, 2025, the Company started presenting Insurance gross profit, defined as premiums earned, net less net medical claims incurred, as the primary measure of segment performance, consistent with the measure reviewed by the CODM. The CODM also uses insurance gross profit in competitive analysis by benchmarking to the Company’s competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation. Selling, general and administrative expenses are reviewed on a consolidated basis and are therefore excluded from segment results and included in reconciling items to consolidated net loss from continuing operations. The accounting policies of the Insurance segment are the same as those described in the summary of significant accounting policies.

	Year ended December 31,
Insurance Segment	2025	2024	2023
	(in thousands)
Premiums earned, net (net of ceded premiums)	$1,891,732	$1,344,881	$1,235,769
Less:
Net medical claims incurred	1,618,219	1,010,289	1,003,683
Segment gross profit	$273,513	$334,592	$232,086

Reconciliation:
Elimination of intersegment profits (losses)	$49,813	$3,962	$(907)
Other income	32,576	26,250	24,774
Salaries and benefits	(225,475)	(232,454)	(257,157)
General and administrative expenses	(214,270)	(176,480)	(183,089)
Impairment of goodwill and other intangible assets	—	—	(15,945)
Premium deficiency reserve benefit	—	—	7,239
Depreciation and amortization	(1,686)	(1,331)	(2,509)
Restructuring costs	—	(288)	(9,821)
Change in fair value of warrants	(20)	(50)	(86)
Interest expense	—	—	(7)
Loss on investment	—	(467)	(4,726)
Net loss from continuing operations	$(85,549)	$(46,266)	$(210,148)
20. Dividend Restrictions
The Company’s regulated insurance subsidiaries are subject to regulations and standards in their respective jurisdictions. These standards, among other things, require these subsidiaries to maintain specified levels of statutory capital and limit the timing and amount of dividends and other distributions that may be paid to their parent companies. Accordingly, the Company’s regulated insurance subsidiaries’ ability to declare and pay dividends is limited by state regulations, including requirements to obtain prior approval from the New Jersey Department of Banking and Insurance.
21. Statutory Equity
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

The regulated insurance subsidiaries are subject to certain Risk-Based Capital ("RBC") requirements specified by the National Association of Insurance Commissioners ("NAIC"). Under those requirements, the amount of capital and surplus maintained by the Company's regulated insurance subsidiaries is to be determined based on various risk factors, such as (a) asset quality, (b) asset and liability matching, (c) loss reserve adequacy, and other business factors. Regulatory compliance is determined by a ratio of the Company's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Generally, a ratio in excess of the regulatory threshold requires no corrective actions by the Company or regulators. At December 31, 2025 and 2024, the regulated insurance subsidiaries' capital and surplus of $212.6 million and $178.8 million, respectively, exceeded the minimum RBC requirements of approximately $185.1 million and $114.1 million, respectively.
22. Regulatory Matters
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

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED BALANCE SHEETS (PARENT COMPANY)
(Dollars in thousands, except share amounts)

Schedule I

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$43,704	$146,783
Short-term investments	16,970	—
Investment securities, available-for sale	12,935	—
Other receivables	—	24
Total current assets	73,609	146,807

Intercompany interest receivable	4,958	4,958
Intercompany note receivable	40,000	40,000
Investment securities, available-for-sale	33,541	—
Investments in consolidated subsidiaries	236,296	200,247
Other assets, non-current	8,309	—
Total assets	$396,713	$392,012
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$683	$683
Accrued salaries and benefits	6,904	6,663
Other liabilities, current	220	220
Total current liabilities	7,807	7,566

Intercompany payable	79,842	42,943
Notes payable, net of discount and deferred issuance costs	360	360
Total liabilities	88,009	50,869
Stockholders' equity:
Class A Common Stock, $0.0001 par value; 2,500,000,000 shares authorized at December 31, 2025 and 2024; 426,669,369 and 414,493,051 issued and outstanding at December 31, 2025 and 2024, respectively	43	41
Class B Common Stock, $0.0001 par value; 500,000,000 shares authorized at December 31, 2025 and 2024; 92,373,157 and 89,032,305 issued and outstanding at December 31, 2025 and 2024, respectively	9	9
Additional paid-in capital	2,682,663	2,576,471
Accumulated other comprehensive income (loss)	528	(1,584)
Accumulated deficit	(2,288,352)	(2,202,803)
Less: Treasury stock, at cost; 33,412,273 and 18,752,947 shares held at December 31, 2025 and 2024, respectively	(86,187)	(30,991)
Total stockholders' equity	308,704	341,143
Total liabilities and stockholders' equity	$396,713	$392,012

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (PARENT COMPANY)
(Dollars in thousands, except share amounts)

	Year ended December 31,
	2025	2024	2023
Revenues:
Other income	$14,509	$9,355	$8,413
Total revenues	14,509	9,355	8,413

Operating expenses:
General and administrative expenses	52	117	78
Total operating expenses	52	117	78
Income from operations	14,457	9,238	8,335

Loss on equity investment	—	467	4,726
Equity in net losses of consolidated subsidiaries	100,006	51,780	216,970
Net loss	$(85,549)	$(43,009)	$(213,361)
Net unrealized gain on available-for-sale investments	36	—	—
Comprehensive loss	$(85,513)	$(43,009)	$(213,361)

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY)
(Dollars in thousands, except share amounts)

	Year ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(85,549)	$(43,009)	$(213,361)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Intercompany stock-based compensation	103,657	114,331	140,931
Gain on extinguishment of note payable	—	—	—
Accretion, net of amortization	(92)	(102)	(1,614)
Change in accrued interest earned	(385)	—	—
Net realized losses on investment securities	—	769	4,321
Changes in operating assets and liabilities:
Other receivables	24	(24)	—
Other assets	(8,307)	394	5,464
Accounts payable and accrued expenses	—	—	(182)
Intercompany accrued salaries and benefits	241	65	22
Other liabilities	—	220	—
Intercompany payable	36,899	20,778	(17,365)
Net cash provided by (used in) operating activities	46,488	93,422	(81,784)
Cash flows from investing activities:
Purchases of short-term investments and available-for-sale securities	(63,148)	—	(57,294)
Proceeds from sales of short-term investments and available-for-sale securities	—	1,507	30,563
Proceeds from maturities of short-term investments available-for-sale securities	252	24,137	173,620
Investments in consolidated subsidiaries	(33,289)	(3,235)	(81,441)
Net cash (used in) provided by investing activities	(96,185)	22,409	65,448
Cash flows from financing activities:
Issuance of common stock, net of early exercise liability	718	709	1,150
Issuance of common stock under employee stock purchase plan, net of stock issuance costs	1,096	193	—
Cash paid for shares withheld related to stock-based compensation	(36,899)	(16,490)	(6,220)
Repurchases of common stock	(18,297)	(1,772)	—
Net cash used in financing activities	(53,382)	(17,360)	(5,070)
Net (decrease) increase in Cash and cash equivalents	(103,079)	98,471	(21,406)
Cash and cash equivalents, beginning of year	146,783	48,312	69,718
Cash and cash equivalents, end of year	$43,704	$146,783	$48,312

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
3. Insurance Subsidiaries
Investments in consolidated subsidiaries include regulated insurance subsidiaries and unregulated subsidiaries. The Company holds $122.0 million and $151.5 million of cash, cash equivalents, and investment securities at the parent and unregulated subsidiaries at December 31, 2025 and 2024, respectively. The Company holds $197.9 million and $286.1 million of cash, cash equivalents, and investment securities in regulated insurance subsidiaries at December 31, 2025 and 2024, respectively.
4. Surplus Note
Effective December 22, 2016, the Company contributed $40.0 million to Clover Insurance Company, a wholly-owned subsidiary, in exchange for a surplus note. The outstanding balance, including accrued interest, was due and payable on December 31, 2020, but remains unpaid with the payment terms under review for extension by the Commissioner of Banking and Insurance of the State of New Jersey. In accordance with the New Jersey Department of Banking and Insurance regulations, the Company filed a Form D with the department requesting an extension of payment until December 31, 2027. No payment of principal or interest on the surplus note shall be made without the prior written approval of the Commissioner of Banking and Insurance of the State of New Jersey.

Schedule II
CLOVER HEALTH INVESTMENTS, CORP.
VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charge to other accounts	(Deductions)	Balance at end of period
	(in thousands)
Year ended December 31, 2024
Valuation allowance for deferred tax assets	$396,906	$3,903	$—	$—	$400,809
Year ended December 31, 2025
Valuation allowance for deferred tax assets	$400,809	$7,188	$—	$—	$407,997
The accompanying notes are an integral part of these consolidated financial statements.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized, and reported within the time period specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our "Certifying Officers"), the effectiveness of our disclosure controls and procedures at December 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, at December 31, 2025, our disclosure controls and procedures were effective at achieving their intended objective.
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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during the fourth quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management's report on internal control over financial reporting is set forth below and should be read with these limitations in mind.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on management's assessment and the criteria set forth by COSO, our management determined that our internal control over financial reporting was effective at December 31, 2025.
The effectiveness of our internal control over financial reporting at December 31, 2025 has been by Ernst & Young LLP, an independent registered public accounting firm (PCAOBID: 42), as stated in their report that appears below.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Clover Health Investments, Corp.
Opinion on Internal Control Over Financial Reporting
We have audited Clover Health Investments, Corp.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Clover Health Investments, Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules listed in the Index at Item 15 and our report dated February 27, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
New York, New York
February 27, 2026
Item 9B. Other Information.
During the three-months ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated (including by modification) a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 is incorporated herein by reference to the Company's definitive proxy statement for the 2026 Annual Meeting of Stockholders, to be filed by the Company with the SEC pursuant to Regulation 14A within 120 days after the year ended December 31, 2025 ("the 2026 Proxy Statement").
Item 11. Executive Compensation.
The information required by this Item 11 is incorporated herein by reference to our 2026 Proxy Statement, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 is incorporated herein by reference to our 2026 Proxy Statement, and it is incorporated herein by reference.
Item 13. Certain Relationships and Related Person Transactions, and Director Independence.
The information required by this Item 13 is incorporated herein by reference to our 2026 Proxy Statement, and it is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this Item 14 is incorporated herein by reference to our 2026 Proxy Statement, and it is incorporated herein by reference.

Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a) The Financial Statements, Financial Statement Schedules, and exhibits set forth below are filed as part of this Form 10-K.
(1) Financial Statements-The response to this portion of Item 15 is submitted as Item 8 of Part II of this Form 10-K.
(2) Financial Statement Schedules-The response to this portion of Item 15 is submitted as Item 8 of Part II of this Form 10-K.
(3) A list of exhibits to this Form 10-K is set forth below:

			Incorporated by reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing date	Filed or Furnished herewith
2.1**	Agreement and Plan of Merger, dated as of October 5, 2020, by and among the Registrant, Asclepius Merger Sub Inc. and Clover Health Investments, Corp.	8-K	001-39252	2.1	10/06/2020
2.1(a)	Amendment to the Agreement and Plan of Merger, dated as of December 8, 2020	8-K	001-39252	2.1	12/10/2020
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39252	3.1	01/12/2021
3.2	Second Amended and Restated Bylaws of the Registrant	8-K	001-39252	3.1	06/25/2024
4.1	Specimen Class A Common Stock Certificate of the Registrant	S-4/A	333-249558	4.5	11/20/2020
4.2	Specimen Class B Common Stock Certificate of the Registrant	S-4/A	333-249558	4.6	11/20/2020
4.3	Description of Securities	10-K	001-39252	4.3	02/28/2022
10.1*	Form of Indemnification Agreement	8-K	001-39252	10.2	01/12/2021
10.2*	Amended and Restated 2014 Equity Incentive Plan, and forms of agreement thereunder	S-4	333-249558	10.15	10/20/2020
10.3*	2020 Equity Incentive Plan and forms of agreement thereunder	8-K	001-39252	10.4	01/12/2021
10.4*	2020 Employee Stock Purchase Plan	8-K	001-39252	10.5	01/12/2021
10.5*	Management Incentive Plan	8-K	001-39252	10.6	01/12/2021
10.6*	Executive Incentive Bonus Plan	8-K	001-39252	10.7	01/12/2021
10.7*	Employment Agreement, effective as of December 31, 2021, between the Registrant and Jamie L. Reynoso	10-K	001-39252	10.12	02/28/2022
10.8*	Employment Agreement, effective as of April 29, 2024, between the Registrant and Peter Kuipers	10-Q	001-39252	10.1	11/08/2024
10.9*	Employment Agreement, effective as of May 9, 2022, between the Registrant and Aric Sharp	10-Q	001-39252	10.2	08/08/2022
10.10*	Employment Agreement, effective as of July 18, 2022, between the Registrant and Brady Priest	10-K	001-39252	10.14	03/01/2023
10.11*	Employment Agreement, dated as of August 8, 2022, between the Registrant and Andrew Toy	10-Q	001-39252	10.1	11/07/2022
10.12*	Amended and Restated Director Compensation Policy	10-Q	001-39252	10.1	05/07/2024
10.13*	Board Observer Agreement, dated as of March 16, 2023, between the Registrant and Zach Weinberg.	8-K	001-39525	10.1	03/17/2023
10.14*	Employment Agreement, dated as of February 24, 2022, between the Registrant and Conrad Wai	10-Q	001-39252	10.2	05/09/2023
10.15*	Employment Agreement, dated as of March 8, 2024, between the Registrant and Karen Soares.	10-K	001-39252	10.16	03/14/2024
10.16*	Agreement for the Provision of Interim Management Service, dated as of December 22, 2023 between the Registrant and AP Services, LLC.	10-K	001-39252	10.17	03/14/2024

19	Insider Trading Policy	10-K	001-39252	19	03/3/2025
21	List of Subsidiaries					X
23	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97	Clover Health Investments, Corp. Clawback Policy	10-K	001-39252	97.1	03/14/2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

Clover Health Investments, Corp.
Date: February 27, 2026	By:	/s/ Andrew Toy
Andrew Toy
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew Toy	Chief Executive Officer (Principal Executive Officer) and Director	Date: February 27, 2026
Andrew Toy

/s/ Peter Kuipers	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Date: February 27, 2026
Peter Kuipers

/s/ Vivek Garipalli	Director and Executive Chair	Date: February 27, 2026
Vivek Garipalli

/s/ Demetrios L. Kouzoukas	Director	Date: February 27, 2026
Demetrios L. Kouzoukas

/s/ William G. Robinson, Jr.	Director	Date: February 27, 2026
William G. Robinson, Jr.

/s/ Carladenise A. Edwards	Director	Date: February 27, 2026
Carladenise A. Edwards

/s/ Anna U. Loengard, M.D.	Director	Date: February 27, 2026
Anna U. Loengard, M.D.

/s/ Thomas L. Tran	Director	Date: February 27, 2026
Thomas L. Tran