Form 10-Q
period 2026-03-31
CLOVER HEALTH INVESTMENTS, CORP. /DE
filed 2026-05-08
CIK 1801170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At May 1, 2026, the registrant had 430,969,398 shares of Class A Common Stock, $0.0001 par value per share, and 95,714,926 shares of Class B Common Stock, $0.0001 par value per share, issued and outstanding.

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

This Quarterly Report on Form 10-Q contains estimates, projections, and other information concerning our industry, our business and the markets for our products. We obtained the industry, market, and similar data set forth in this Quarterly Report on Form 10-Q from our own internal estimates and research and from industry research, publications, surveys, and studies conducted by third parties, including governmental agencies, and such information is inherently subject to uncertainties. Actual events or circumstances may differ materially from events and circumstances that are assumed in this information. You are cautioned not to give undue weight to any such information, projections or estimates.
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
Channels for Disclosure of Information
Investors and others should note that we routinely announce material information to investors and the marketplace using filings with the SEC, press releases, public conference calls, presentations, webcasts, and the investor relations page of our website at investors.cloverhealth.com. We use the investor relations page of our website for purposes of compliance with Regulation FD and as a routine channel for distribution of important information, including news releases, analyst presentations, financial information, and corporate governance practices. We also use certain social media channels as a means of disclosing information about the Company and our products to our customers, investors, and the public, including @CloverHealth and #CloverHealth on X and the LinkedIn account of our Chief Executive Officer, Andrew Toy. The information posted on social media channels is not incorporated by reference in this report or in any other report or document we file with the SEC. While not all of the information that we post to the investor relations page of our website or to social media accounts is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media, and others interested in the Company to review the information that we share on our investor relations page of our website at investors.cloverhealth.com and to sign up for and regularly follow our social media accounts. Users may automatically receive email alerts and other information about the Company when enrolling an email address by visiting "Email Alerts" in the "Investor Resources" section of our website at investors.cloverhealth.com.

PART 1
Item 1. Financial Statements (Unaudited)

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$173,265	$78,301
Short-term investments	4,294	17,047
Investment securities, available-for-sale (Amortized cost: 2026: $24,216; 2025: $23,231)	24,190	23,131
Investment securities, held-to-maturity (Fair value: 2026: $1,794; 2025: $1,779)	1,794	1,777
Accrued retrospective premiums	129,215	63,875
Healthcare receivables	73,474	94,866
Prepaid expenses	18,423	18,209
Other assets, current	23,366	10,649
Total current assets	448,021	307,855

Investment securities, available-for-sale (Amortized cost: 2026: $202,886; 2025: $186,464)	202,240	187,092
Investment securities, held-to-maturity (Fair value: 2026: $12,300; 2025: $12,495)	12,444	12,571
Property and equipment, net	6,904	6,385
Other intangible assets	2,990	2,990
Other assets, non-current	25,129	24,118
Total assets	$697,728	$541,011

Liabilities and Stockholders' Equity
Current liabilities:
Unpaid claims	$260,417	$153,250
Accounts payable and accrued expenses	39,170	36,211
Accrued salaries and benefits	31,230	16,038
Other liabilities, current	5,766	3,324
Total current liabilities	336,583	208,823

Other liabilities, non-current	21,719	23,484
Total liabilities	358,302	232,307
Commitments and Contingencies (Note 12)
Stockholders' equity:
Class A Common Stock, $0.0001 par value; 2,500,000,000 shares authorized at March 31, 2026 and December 31, 2025; 429,555,578 and 426,669,369 issued and outstanding at March 31, 2026 and December 31, 2025, respectively	43	43
Class B Common Stock, $0.0001 par value; 500,000,000 shares authorized at March 31, 2026 and December 31, 2025; 95,715,856 and 92,373,157 issued and outstanding at March 31, 2026 and December 31, 2025, respectively	9	9
Additional paid-in capital	2,695,144	2,682,663
Accumulated other comprehensive (loss) income	(672)	528
Accumulated deficit	(2,261,018)	(2,288,352)
Less: Treasury stock, at cost; 34,977,670 and 33,412,273 shares held at March 31, 2026 and December 31, 2025, respectively	(94,080)	(86,187)
Total stockholders' equity	339,426	308,704
Total liabilities and stockholders' equity	$697,728	$541,011
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share and share amounts)

	Three Months Ended March 31,
	2026	2025
Revenues:
Premiums earned, net (Net of ceded premiums of $92 and $95 for the three months ended March 31, 2026 and 2025, respectively)	$744,189	$456,906
Other income	5,000	5,425
Total revenues	749,189	462,331

Operating expenses:
Net medical claims incurred	589,648	353,442
Salaries and benefits	57,063	59,022
General and administrative expenses	74,629	50,675
Depreciation and amortization	515	466
Total operating expenses	721,855	463,605
Income (loss) from operations	27,334	(1,274)

Net income (loss)	$27,334	$(1,274)

Per share data:
Basic weighted average number of class A and class B common shares and common share equivalents outstanding	522,184,385	497,056,331
Diluted weighted average number of class A and class B common shares and common share equivalents outstanding	532,501,448	497,056,331

Basic earnings (loss) per share	$0.05	$—
Diluted earnings (loss) per share	$0.05	$—

Net unrealized (loss) gain on available-for-sale investments	(1,200)	1,510
Comprehensive income	$26,134	$236
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2025	426,669,369	$43	92,373,157	$9	33,412,273	$(86,187)	$2,682,663	$(2,288,352)	$528	$308,704
Stock issuance for exercise of stock options, net of early exercise liability	23,782	—	—	—	—	—	30	—	—	30
Stock-based compensation	—	—	—	—	—	—	12,451	—	—	12,451
Vested restricted stock units	4,427,824	—	3,342,699	—	—	—	—	—	—	—
Unrealized holdings gain on investment securities, available for sale	—	—	—	—	—	—	—	—	(1,200)	(1,200)
Shares withheld for taxes on equity awards	(1,565,397)	—	—	—	1,565,397	(7,893)	—	—	—	(7,893)
Net income	—	—	—	—	—	—	—	27,334	—	27,334
Balance, March 31, 2026	429,555,578	$43	95,715,856	$9	34,977,670	$(94,080)	$2,695,144	$(2,261,018)	$(672)	$339,426

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2024	414,493,051	$41	89,032,305	$9	18,752,947	$(30,991)	$2,576,471	$(2,202,803)	$(1,584)	$341,143
Stock issuance for exercise of stock options, net of early exercise liability	139,709	—	—	—	—	—	215	—	—	215
Stock-based compensation	—	—	—	—	—	—	26,437	—	—	26,437
Vested restricted stock units	6,431,417	1	3,342,698	—	—	—	—	—	—	1
Unrealized holdings gain on investment securities, available for sale	—	—	—	—	—	—	—	—	1,510	1,510
Shares withheld for taxes on equity awards	(1,833,218)	—	—	—	1,833,218	(13,659)	—	—	—	(13,659)
Repurchases of common stock	(5,069,423)	(1)	—	—	5,069,423	(18,297)	—	—	—	(18,298)
Net loss	—	—	—	—	—	—	—	(1,274)	—	(1,274)
Balance, March 31, 2025	414,161,536	$41	92,375,003	$9	25,655,588	$(62,947)	$2,603,123	$(2,204,077)	$(74)	$336,075
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$27,334	$(1,274)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	515	466
Stock-based compensation	12,271	26,437
Accretion, net of amortization	(441)	(437)
Change in accrued interest earned	141	540
Net realized gains on investment securities	(28)	(42)
Changes in operating assets and liabilities:
Accrued retrospective premiums	(65,340)	(43,474)
Prepaid expenses	(214)	(3,415)
Other assets	(13,730)	(1,147)
Healthcare receivables	21,392	(1,990)
Unpaid claims	107,167	(5,358)
Accounts payable and accrued expenses	2,959	(4,011)
Accrued salaries and benefits	15,192	11,433
Other liabilities	677	5,979
Net cash provided by (used in) operating activities	107,895	(16,293)
Cash flows from investing activities:
Purchases of short-term investments, available-for-sale, and held-to-maturity securities	(40,915)	(33,169)
Proceeds from sales of short-term investments and available-for-sale securities	33,838	16,483
Proceeds from maturities of short-term investments and available-for-sale securities	2,863	25,801
Purchases of property and equipment	(854)	(185)
Net cash (used in) provided by investing activities	(5,068)	8,930
Cash flows from financing activities:
Issuance of common stock, net of early exercise liability	30	215
Cash paid for shares withheld related to stock-based compensation	(7,893)	(13,659)
Repurchases of common stock	—	(18,297)
Net cash used in financing activities	(7,863)	(31,741)
Net increase (decrease) in cash and cash equivalents	94,964	(39,104)
Cash and cash equivalents, beginning of period	78,301	194,543
Cash and cash equivalents, end of period	$173,265	$155,439
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
For additional information, see Note 1 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Form 10-K").
2. Summary of Significant Accounting Policies
Basis of presentation
The Company's unaudited condensed consolidated financial statements have been prepared in conformity with the generally accepted accounting principles in the United States ("GAAP") as well as in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and include the accounts of the Company and its wholly-owned subsidiaries. In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments, necessary for a fair presentation of its financial condition and its results of operations for the periods presented. All material intercompany balances and transactions have been eliminated in consolidating these financial statements. Investments over which we exercise significant influence, but do not control, are accounted for using the applicable accounting treatment based on the nature of the investment. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in the 2025 Form 10-K.
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
Deferred acquisition costs
Acquisition costs directly related to the successful acquisition of new business, which are primarily made up of commissions costs, are deferred and subsequently amortized. Deferred acquisition costs are recorded within Other assets, current in the Condensed Consolidated Balance Sheets and are amortized over the estimated life of the related contracts. The amortization of deferred acquisition costs is recorded within General and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income. For the three months ended March 31, 2026 and 2025, charges related to deferred acquisition costs of $4.8 million and $2.9 million, respectively, were recognized within General and administrative expenses.
Recent accounting pronouncements
Recently adopted accounting pronouncements
There have been no new accounting pronouncements adopted during the three months ended March 31, 2026 that had a material impact on the Company's condensed consolidated financial statements.
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

In April 2026, the FASB issued ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock. The amendments in this update require entities to initially measure paid-in-kind ("PIK") dividends on equity-classified preferred stock using the PIK dividend rate stated in the preferred stock agreement, rather than at fair value. The ASU is effective for annual periods beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of ASU 2026-01 on its consolidated financial statements and related disclosures.
3. Investment Securities
The following tables present amortized cost and fair values of investments at March 31, 2026 and December 31, 2025, respectively:

March 31, 2026	Amortized cost	Accumulated unrealized gains	Accumulated unrealized losses	Fair value
	(in thousands)
Investment securities, held-to-maturity
U.S. government and government agencies and authorities	$14,238	$—	$(144)	$14,094
Investment securities, available-for-sale
U.S. government and government agencies and authorities	140,647	105	(541)	140,211
Corporate debt securities	86,171	67	(304)	85,934
Other	284	1	—	285
Total held-to-maturity and available-for-sale investment securities	$241,340	$173	$(989)	$240,524

December 31, 2025	Amortized cost	Accumulated unrealized gains	Accumulated unrealized losses	Fair value
	(in thousands)
Investment securities, held-to-maturity
U.S. government and government agencies and authorities	$14,348	$3	$(77)	$14,274
Investment securities, available-for-sale
U.S. government and government agencies and authorities	129,217	522	(292)	129,447
Corporate debt securities	80,197	309	(11)	80,495
Other	281	—	—	281
Total held-to-maturity and available-for-sale investment securities	$224,043	$834	$(380)	$224,497
The following table presents the amortized cost and fair value of debt securities at March 31, 2026, by contractual maturity:

March 31, 2026	Held-to-maturity		Available-for-sale
	Amortized cost	Fair value	Amortized cost	Fair value
	(in thousands)
Due within one year	$1,794	$1,794	$24,216	$24,190
Due after one year through five years	12,333	12,213	202,886	202,240
Due after five years through ten years	—	—	—	—
Due after ten years	111	87	—	—
Total	$14,238	$14,094	$227,102	$226,430

For the three months ended March 31, 2026 and 2025, respectively, net investment income, which is included in Other income in the Condensed Consolidated Statements of Operations and Comprehensive Income, was derived from the following sources:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cash and cash equivalents	$2,056	$2,350
Short-term investments	104	—
Investment securities	2,158	2,258
Investment income, net	$4,318	$4,608
Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at March 31, 2026 and December 31, 2025, respectively:

March 31, 2026	Less than 12 months		Greater than 12 months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands, except number of positions)
U.S. government and government agencies and authorities	$102,328	$(449)	$7,799	$(236)	$110,127	$(685)
Corporate debt securities	62,022	(304)	—	—	62,022	(304)
Total	$164,350	$(753)	$7,799	$(236)	$172,149	$(989)
Number of positions	156		12		168

December 31, 2025	Less than 12 months		Greater than 12 months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands, except number of positions)
U.S. government and government agencies and authorities	$16,669	$(38)	$14,626	$(331)	$31,295	$(369)
Corporate debt securities	13,733	(11)	—	—	13,733	(11)
Total	$30,402	$(49)	$14,626	$(331)	$45,028	$(380)
Number of positions	24		9		33
The Company did not record any credit allowances for debt securities that were in an unrealized loss position at March 31, 2026 and December 31, 2025.
At March 31, 2026, all securities were investment grade, with credit ratings of BBB or higher by S&P Global or as determined by other credit rating agencies within the Company's investment policy. Unrealized losses on investment grade securities are principally related to changes in interest rates or changes in issuer or sector related credit spreads since the securities were acquired. The gross unrealized investment losses at March 31, 2026, were assessed, based on, among other things:
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

Proceeds from sales and maturities of investment securities, inclusive of short-term investments, and related gross realized gains (losses) which are included in Other income in the Condensed Consolidated Statements of Operations and Comprehensive Income, were as follows for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Proceeds from sales of investment securities	$33,838	$16,483
Proceeds from maturities of investment securities	2,863	25,801

Gross realized gains	83	42
Gross realized losses	(55)	—
Net realized gains	$28	$42
At March 31, 2026 and December 31, 2025, the Company had $14.8 million and $14.6 million, respectively, in deposits with various states and regulatory bodies that are included as part of the Company's investment balances.
4. Fair Value Measurements
The following tables present a summary of fair value measurements for financial instruments at March 31, 2026 and December 31, 2025, respectively:

March 31, 2026	Level 1	Level 2	Level 3	Total Fair Value
	(in thousands)
U.S. government and government agencies	$—	$140,211	$—	$140,211
Corporate debt securities	—	85,934	—	85,934
Private equity investments	—	—	12,226	12,226
Warrants receivable	—	—	—	—
Other	—	285	—	285
Total assets at fair value	$—	$226,430	$12,226	$238,656

December 31, 2025	Level 1	Level 2	Level 3	Total Fair Value
	(in thousands)
U.S. government and government agencies	$—	$129,447	$—	$129,447
Corporate debt securities	—	80,495	—	80,495
Private equity investments	—	—	12,226	12,226
Warrants receivable	—	—	—	—
Other	—	281	—	281
Total assets at fair value	$—	$210,223	$12,226	$222,449

The changes in balances of Clover's Level 3 financial assets and liabilities were as follows:

Equity Investments
(in thousands)
Balance, December 31, 2025	$12,226
Realized gains	—
Unrealized gains (losses)	—
Purchases	—
Sales	—
Transfers in	—
Balance, March 31, 2026	$12,226
Unrealized gains for assets still held, included in Net income	$—
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
5. Healthcare Receivables
Healthcare receivables include pharmaceutical rebates that are accrued as they are earned and estimated based on contracted rebate rates, eligible amounts submitted to the manufacturers by the Company's pharmacy manager, pharmacy utilization volume, and historical collection patterns. Also included in Healthcare receivables are Medicare Part D settlement receivables, member premium receivables, and other CMS receivables. The Company reported $73.5 million and $94.9 million within Healthcare receivables at March 31, 2026 and December 31, 2025, respectively.
6. Related Party Transactions
Related party agreements
The Company has a contract with Medical Records Exchange, LLC (formerly known as "ChartFast," now d/b/a Credo) pursuant to which the Company receives administrative services related to medical records retrieval via Credo's electronic applications and web portal platform. Vivek Garipalli, the Company's Executive Chairman and significant stockholder of the Company, is an indirect owner of Credo Health Solutions, Inc. Expenses and fees incurred related to this agreement were $1.8 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively. Additionally, $0.3 million and none were payable to Credo at March 31, 2026, and December 31, 2025, respectively.
Since July 2, 2021, the Company has contracted with Thyme Care, Inc. ("Thyme Care"), an oncology care management company, through which Thyme Care was engaged to provide cancer care management services to the Company's Insurance members and develop a provider network to help ensure member access to high-value oncology care. The Company and Thyme Care have amended the terms of the engagement, effective April 1, 2023, to include additional clinical services available to Clover members as well as the value based payment terms. The Company entered into an agreement with Thyme Care effective September 23, 2020 where the Company purchased 1,773,049 shares (less than five percent (5%) of its class A common stock). The fair value of these shares is $3.9 million at March 31, 2026, and is recognized within Other assets, non-current, in the Condensed Consolidated Balance Sheets. In accordance with ASC 321, Investments - Equity Securities, any changes in fair value associated with these shares are recognized within Other income in the Condensed Consolidated Statements of Operations and Comprehensive Income. Mr. Garipalli is a member of the board of directors of Thyme Care and holds an equity interest of less than five percent (5%) of that entity. Expenses and fees incurred related to this agreement were $4.0 million and $2.7 million for the three months ended March 31, 2026 and 2025, respectively. Additionally, $9.7 million and $6.6 million were payable to Thyme Care at March 31, 2026, and December 31, 2025, respectively.

The Company entered into a Master Services Agreement in July 2025 with Guidehealth, LLC ("Guidehealth") for value-based care enablement and outsourced administrative services. These services primarily leverage technology and support teams to accelerate and enhance medication adherence rates and patient outcomes. Thomas Tran, a member of the Company's Board of Directors and Chair of the Company's Audit Committee, also serves as a director of Guidehealth and holds an ownership interest of less than 5% in Guidehealth. Pursuant to this agreement, the Company did not recognize any expense for the three months ended March 31, 2026 and $0.5 million was payable to Guidehealth at March 31, 2026.
The Company holds a non-controlling equity investment in Character Biosciences ("CB"), which is accounted for under ASC 321, Investments - Equity Securities, at fair value. In accordance with ASC 321, the Company recognizes the fair value of its equity investment in CB within Other assets, non-current on its Condensed Consolidated Balance Sheets and recognizes any change in fair value within Other Income in its Condensed Consolidated Statements of Operations and Comprehensive Income. At March 31, 2026 and December 31, 2025 the fair value of this investment was $8.3 million. CB is considered a related party due to the Company's Executive Chairman and a significant stockholder of the Company, Vivek Garipalli, serves as a member of CB’s Board of Directors. There were no transactions between the Company and CB during the periods presented.
7. Unpaid Claims
Activity within the liability for Unpaid claims, including claims adjustment expenses, for the three months ended March 31, 2026 and 2025, respectively, is summarized as follows:

Three Months Ended March 31,	2026	2025
	(in thousands)
Gross and net balance, beginning of period	$153,250	$156,396
Incurred related to:
Current year	570,166	357,864
Prior years	6,414	(11,488)
Total incurred	576,580	346,376
Paid related to:
Current year	353,283	229,111
Prior years	116,130	122,623
Total paid	469,413	351,734
Gross and net balance, end of period	$260,417	$151,038
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
Unpaid Claims for Insurance Operations
Unpaid claims for Insurance operations were $260.4 million at March 31, 2026. During the three months ended March 31, 2026, $116.1 million was paid for incurred claims attributable to insured events of prior years. An unfavorable development of $6.4 million was recognized during the three months ended March 31, 2026, resulting from the Company's actual experience with claims developing differently as compared to the Company's estimates at December 31, 2025. A favorable development of $11.5 million was recognized during the three months ended March 31, 2025, resulting from the Company's actual experience with claims developing differently as compared to the Company's estimates at December 31, 2024. Original estimates are increased or decreased, as additional information becomes known regarding individual claims. The ratio of current year medical claims paid as a percentage of current year net medical claims incurred was 62.0% for the three months ended March 31, 2026, and 64.0% for the three months ended March 31, 2025. This ratio serves as an indicator of claims processing speed, indicating that claims were processed at a slower rate during the three months ended March 31, 2026, than during the three months ended March 31, 2025.

8. Variable Interest Entity and Equity Method of Accounting
On February 4, 2022, CB, a former affiliate of the Company, completed a private capital transaction in which it raised $17.9 million from the issuance of 16,210,602 shares of its preferred stock. Upon completion of the transaction, the Company owned approximately 25.5% of CB. As a result, the Company reassessed its interest in CB and determined that while CB was a Variable Interest Entity ("VIE"), the Company was not considered the primary beneficiary of the VIE because it did not have the power, through voting or similar rights and the license agreements, to direct the activities of CB that most significantly impacted CB's' economic performance. Since that initial financing, CB has completed a series of additional capital raises through the issuance of its shares, each of which has diluted the Company’s ownership.
At September 30, 2025, it was concluded that the Company's ability to exert significant influence over CB no longer existed. This change in conclusion was influenced by the multiple rounds of funding dropping the Company's ownership below the 20% threshold and the lack of evidence to support continued significant influence. As a result, the Company transitioned its recognition of its equity investment in CB from the equity method of accounting under ASC 323, Investments - Equity Method and Joint Ventures, to fair value measurement under ASC 321, Investments - Equity Securities. See Note 4 "Fair Value Measurements" for further information regarding the valuation techniques and inputs used to determine the fair value of Level 3 investments.
9. Employee Benefit Plans
Employee Savings Plan
The Company has a defined contribution retirement savings plan (the "401(k) Plan") covering eligible employees, which includes safe harbor matching contributions based on the amount of employees' contributions to the 401(k) Plan. The Company contributes to the 401(k) Plan annually 100.0% of the first 4.0% of compensation that is contributed by the employee up to 4.0% of eligible annual compensation after one year of service. The Company's service contributions to the 401(k) Plan amounted to approximately $0.5 million for both the three months ended March 31, 2026 and 2025, and are included in Salaries and benefits in the Condensed Consolidated Statements of Operations and Comprehensive Income. The Company's cash match is invested pursuant to the participant's contribution direction. Employer contributions are immediately 100.0% vested.
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

The maximum number of shares of the Company's common stock reserved for issuance over the term of the Plans, shares outstanding under the Plans, and shares remaining under the Plans at March 31, 2026 were as follows:

March 31, 2026	Shares Authorized Under Plans	Shares Outstanding Under Plans	Shares Remaining Under Plans
2014 Plan	54,402,262	21,932,580	N/A
2020 Plan	112,256,721	35,523,108	19,002,473
2020 MIP	33,426,983	—	—
Inducement Plan	11,000,000	2,829,703	—
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
The Company recorded Stock-based compensation for stock options, RSUs, and PRSUs granted under the Plans, and discounts offered in connection with the Company's 2020 Employee Stock Purchase Plan ("ESPP") of $12.5 million and $26.4 million during the three months ended March 31, 2026 and 2025, respectively, and such expenses are presented in Salaries and benefits in the Condensed Consolidated Statements of Operations and Comprehensive Income.
Compensation cost presented in Salaries and benefits in the Condensed Consolidated Statements of Operations and Comprehensive Income were as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Stock options	$29	$178
RSUs	12,052	23,024
PRSUs	233	3,083
ESPP	137	152
Total compensation cost recognized for stock-based compensation plans	$12,451	$26,437
At March 31, 2026, there was approximately $343.9 million of unrecognized stock-based compensation expense related to unvested stock options, unvested RSUs, unvested PRSUs and the ESPP.

Stock Options
The Company did not grant stock options during the three months ended March 31, 2026 and 2025, respectively.
A summary of option activity under the 2020 Plan during the three months ended March 31, 2026, was as follows:

	Number of stock options	Weighted-average exercise price
Outstanding, January 1, 2026	773,859	$8.88
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding, March 31, 2026	773,859	$8.88
A summary of stock option activity under the 2014 Plan during the three months ended March 31, 2026, was as follows:

	Number of stock options	Weighted-average exercise price
Outstanding, January 1, 2026	22,990,399	$2.75
Granted	—	—
Exercised	(23,782)	1.26
Forfeited	(1,034,037)	1.94
Outstanding, March 31, 2026	21,932,580	$2.79
At March 31, 2026, outstanding stock options, substantially all of which are expected to vest, had an aggregate intrinsic value of $0.9 million, and a weighted-average remaining contractual term of 3.21 years. At March 31, 2026, there were 22,706,439 options exercisable under the Plan, with an aggregate intrinsic value of $0.9 million, a weighted-average exercise price of $3.00 per share, and a weighted-average remaining contractual term of 3.21 years. The total value of stock options exercised during the three months ended March 31, 2026 and 2025 was less than $0.1 million and $0.5 million, respectively. Cash received from stock option exercises during the three months ended March 31, 2026 and 2025 totaled less than $0.1 million and $0.2 million, respectively.
Restricted Stock Units
A summary of total RSU activity is presented below:

	Number of RSUs	Weighted-average grant date fair value per share
Outstanding, January 1, 2026	42,953,954	$3.44
Granted	3,221,389	2.22
Released	(7,770,523)	8.12
Forfeited	(888,534)	2.73
Outstanding, March 31, 2026	37,516,286	$2.38

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
At January 7, 2026, the end of the performance period, the market conditions associated with the Company's Market PRSUs were not achieved. Accordingly, the awards were forfeited and cancelled. Consistent with ASC 718, Compensation - Stock Compensation, previously recognized compensation cost associated with these awards was not reversed and no additional compensation expense was recognized upon cancellation as the derived service period had been completed.
A summary of PRSU activity is presented below:

	Number of PRSUs	Weighted-average grant date fair value per share
Non-vested, January 1, 2026	27,523,030	$9.57
Granted during 2026	—	—
Vested	—	—
Forfeited	(27,460,364)	9.59
Non-vested at March 31, 2026	62,666	$3.81
At March 31, 2026, there was no unrecognized share-based compensation expense related to PRSUs.
2020 Employee Stock Purchase Plan
On January 6, 2021, the Board adopted and the Company's stockholders approved the ESPP, which permits eligible employees and service providers of either the Company or designated related companies and affiliates to contribute up to 15% of their eligible compensation during defined offering periods to purchase shares of the Company’s Class A common stock at a 15% discount from the f/air market value of the common stock as determined on specific dates at specific intervals. Subject to adjustments provided in the ESPP that are discussed below, the maximum number of shares of common stock that may be purchased under the ESPP is 18,430,557 shares, and the maximum number of shares that may be purchased on any single purchase date by any one participant is 5,000 shares. At March 31, 2026, 16,427,870 shares of Class A common stock were available for issuance under the ESPP.

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
The assumptions that the Company used in the Black-Scholes option-pricing model to determine the fair value of the purchase rights under the ESPP for the most recent offering period, is as follows:

Offering period from November 23, 2025 to May 21, 2026
Weighted-average risk-free interest rate	3.8%
Expected term (in years)	0.49 years
Expected volatility	79.5%
10. Income Taxes
The consolidated effective tax rate of the Company for the three months ended March 31, 2026 and 2025, was 0.0% and 0.0%, respectively. Although the Company generated net income for the three months ended March 31, 2026, it continues to maintain significant net operating loss carryforwards and a net deferred tax asset position. As a result, and in accordance with accounting standards, the Company maintains a valuation allowance to reduce the value of the net deferred tax assets to zero. The Company believes that at March 31, 2026, it had no material uncertain tax positions. Interest and penalties related to unrecognized tax expense (benefits) are recognized in income tax expense, when applicable.
There were no material liabilities for interest and penalties accrued at March 31, 2026 and December 31, 2025.
11. Net Income (Loss) per Share
Basic and diluted earnings (loss) per share attributable to Class A common stockholders and Class B common stockholders (collectively, "Common Stockholders") for the years indicated were calculated as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands, except for per share and share amounts)
Numerator:
Net income (loss) attributable to common stockholders	$27,334	$(1,274)
Denominator:
Basic weighted average number of common shares and common share equivalents outstanding	522,184,385	497,056,331
Dilutive shares:
RSU	8,254,960	N/A
PRSU	25,686	N/A
Stock Options	2,036,417	N/A
Diluted weighted average shares used in computing net income (loss) per share of common stock	532,501,448	497,056,331

Basic earnings (loss) per share	$0.05	$—
Diluted earnings (loss) per share	$0.05	$—
Potentially dilutive securities are excluded from the computation of diluted earnings (loss) per share if their effect would be anti-dilutive. For the three months ended March 31, 2026, certain potentially dilutive securities were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three months ended March 31, 2025, the Company incurred a net loss attributable to common stockholders; therefore, all potentially dilutive securities, which include Options, RSUs, and PRSUs, were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net earnings (loss) per share of common stock:

	Three Months Ended March 31,
	2026	2025
Options to purchase common stock	13,317,762	24,108,874
RSUs	25,053,581	46,399,272
PRSUs	—	29,214,073
Total potentially dilutive shares excluded from computation of net earnings (loss) per share	38,371,343	99,722,219
12. Commitments and Contingencies
Legal Actions
Various lawsuits against the Company may arise in the ordinary course of the Company's business. Contingent liabilities arising from ordinary course litigation, income taxes and other matters are not expected to be material in relation to the financial position of the Company. At March 31, 2026, and December 31, 2025, respectively, there were no material known contingent liabilities arising; outside the normal course of business other than as set forth below. In accordance with ASC No. 450-20, Loss Contingencies, we will record accruals for loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.
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

13. Operating Segments
Clover Health has one reportable segment: Insurance. The Insurance segment provides PPO and HMO plans to Medicare Advantage members in several states. The segment information is prepared on the same basis that the Company's chief executive officer, who is the Chief Operating Decision Maker ("CODM"). These segment groupings are consistent with information used by the CODM, to assess performance and allocate resources.The CODM uses segment gross profit in competitive analysis by benchmarking to the Company’s competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation. The accounting policies of the Insurance segment are the same as those described in the summary of significant accounting policies.

	Three months ended March 31,
Insurance Segment	2026	2025
	(in thousands)
Premiums earned, net (net of ceded premiums)	$744,189	$456,906
Less:
Net medical claims incurred	610,001	367,887
Segment gross profit	$134,188	$89,019

Reconciliation:
Elimination of intersegment profits	$20,353	$14,445
Other income	5,000	5,425
Salaries and benefits	(57,063)	(59,022)
General and administrative expenses	(74,629)	(50,675)
Depreciation and amortization	(515)	(466)
Net income (loss)	$27,334	$(1,274)
14. Dividend Restrictions
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2026, contained in this Quarterly Report on Form 10-Q (the "Form 10-Q") and the audited consolidated financial statements and notes thereto for the year ended December 31, 2025, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the "SEC") on February 27, 2026 (the "2025 Form 10-K"). This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of the 2025 Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. See "Cautionary Note Regarding Forward-Looking Statements" for additional information. Unless the context otherwise requires, references in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" to "we," "us," "our," "Clover," "Clover Health," and the "Company" mean the business and operations of Clover Health Investments, Corp. and its consolidated subsidiaries.
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
We operate Preferred Provider Organization ("PPO") and Health Maintenance Organization ("HMO") Medicare Advantage ("MA") plans for Medicare-eligible individuals. We aim to provide high-quality, affordable healthcare for all Medicare beneficiaries. Among plans with similar major characteristics, we offer most members in our MA plans (the "members") among the lowest average out-of-pocket costs for primary care provider and specialist co-pays in their markets. We strongly believe in providing our members provider choice, and we consider our PPO plans to be our flagship insurance product. An important feature of our MA product is wide network access. We believe the use of Clover Assistant and related data insights allows us to improve clinical decision-making through a highly scalable platform. At March 31, 2026, we operated our MA plans in five states and 203 counties, with 155,773 members.
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

The following table presents key financial measures for the periods indicated:

	Three Months Ended March 31,
	2026		2025
	Total	PMPM (1)	Total	PMPM (1)
	(dollar amounts in thousands, except PMPM amounts)
Consolidated:
Total revenues	$749,189	$1,615	$462,331	$1,511
Net medical claims incurred	$589,648	$1,271	$353,442	$1,156
Consolidated Gross profit	$159,541	$344	$108,889	$356
Adjusted SG&A	$119,284	$257	$83,107	$272
Adjusted EBITDA	$40,257	$87	$25,782	$84
Adjusted Net income	$39,742	$86	$25,316	$83
Insurance Segment:
Average Medicare Advantage membership (#)	154,607	N/A	101,959	N/A
Premiums earned, net	$744,189	$1,604	$456,906	$1,494
Insurance Net medical claims incurred	$610,001	$1,315	$367,887	$1,203
Insurance Benefits Expense Ratio	86.5%	N/A	86.1%	N/A
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
Non-GAAP Financial Measures
We use non-GAAP measures in this Form 10-Q, including Consolidated Gross profit, Adjusted SG&A, Adjusted EBITDA, and Adjusted Net income from operations, and Insurance Benefits expense ratio ("BER"). These non-GAAP financial measures are provided to enhance the reader's understanding of Clover Health's past financial performance and our prospects for the future. Clover Health's management team uses these non-GAAP financial measures in assessing Clover Health's performance, as well as in planning and forecasting future periods. These non-GAAP financial measures are not computed according to GAAP, and the methods we use to compute them may differ from the methods used by other companies. Non-GAAP financial measures are supplemental to and should not be considered a substitute for financial information presented in accordance with GAAP and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP.
For a description of these non-GAAP financial measures, including the reasons management uses such measures, and the reconciliations of these non-GAAP financial measures to the comparable GAAP measures, please see "Consolidated Gross profit", "Adjusted SG&A", "Adjusted EBITDA", "Adjusted Net income", and "Benefits expense ratio" below.
Consolidated Gross profit
Consolidated Gross profit represents net income (loss) before salaries and benefits, general and administrative expenses, depreciation and amortization, premium deficiency reserve expense, restructuring costs, impairment of goodwill and other intangible assets, interest expense, change in fair value of warrants, and loss on investment. We believe that Consolidated Gross profit provides management, investors, and others a useful view of consolidated business performance and is much more informative of operational results. Accordingly, we believe that Consolidated Gross profit provides investors and others useful information to understand and evaluate our operating results in the same manner as our management and our board of directors.

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net income (loss) (GAAP):	$27,334	$(1,274)
Adjustments:
Salaries and benefits	57,063	59,022
General and administrative expenses	74,629	50,675
Depreciation and amortization	515	466
Consolidated Gross profit (Non-GAAP)	$159,541	$108,889

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
The table below provides a reconciliation of Total SG&A, a GAAP financial measure, to Adjusted SG&A, a non-GAAP measure:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Salaries and benefits	$57,063	$59,022
General and administrative expenses	74,629	50,675
Total SG&A (GAAP)	131,692	109,697
Adjustments:
Stock-based compensation	(12,271)	(26,437)
Non-recurring legal expenses and settlements	(137)	(153)
Adjusted SG&A (non-GAAP)	$119,284	$83,107

Total revenues (GAAP)	$749,189	$462,331
Adjusted SG&A (non-GAAP) as a percentage of Total revenues	15.9%	18.0%
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure defined by us as net income (loss) before depreciation and amortization, loss on investment, interest expense, change in fair value of warrants, stock-based compensation, premium deficiency reserve expense, restructuring (recoveries) costs, impairment of goodwill and other intangible assets, and non-recurring legal expenses and settlements. Adjusted EBITDA is a key measure used by our management team and the board of directors to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short and long-term operating plans. In particular, we believe that the exclusion of the amounts eliminated in calculating Adjusted EBITDA provide useful measures for period-to-period comparisons of our business. Accordingly, we believe that Adjusted EBITDA provides investors and others useful information to understand and evaluate our operating results in the same manner as our management and our board of directors.
The table below provides a reconciliation of Net income (loss), a GAAP financial measure, to Adjusted EBITDA, a non-GAAP financial measure:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net income (loss) (GAAP):	$27,334	$(1,274)
Adjustments:
Depreciation and amortization	515	466
Stock-based compensation	12,271	26,437
Non-recurring legal expenses and settlements	137	153
Adjusted EBITDA (non-GAAP)	$40,257	$25,782

Adjusted Net income
Adjusted Net income is a non-GAAP financial measure defined by us as net income (loss) before stock-based compensation, premium deficiency reserve benefit, restructuring costs, non-recurring legal expenses and settlement, and impairment of goodwill and other intangible assets. Adjusted Net income is a key measure used by our management team and the board of directors to understand and evaluate our operating performance and trends. We believe that Adjusted Net income is helpful to investors in assessing the Company’s financial performance in the same manner as our management and our board of directors.

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net income (loss) (GAAP):	$27,334	$(1,274)
Adjustments:
Stock-based compensation	12,271	26,437
Non-recurring legal expenses and settlements	137	153
Adjusted Net income (non-GAAP)	$39,742	$25,316
Insurance Benefits Expense Ratio
Insurance Benefits Expense Ratio ("BER") is a non-GAAP financial measure. We calculate our BER by taking the total of Insurance net medical expenses incurred and quality improvements, and dividing that total by premiums earned on a net basis, in a given period. Quality improvements include expenses associated with activities that improve health outcomes, as defined by the U.S. Department of Health and Human Services ("HHS"), as well as those directly tied to enhancing healthcare quality, such as the Company's spend on health information technology, wellness and prevention programs, initiatives to reduce hospital readmissions, and our clinically focused Member Rewards program for the current year. We believe our BER is useful to management, investors, and others because it offers a clearer and more accurate representation of our investment in healthcare quality and member engagement, and gives a comprehensive view of costs related to maintaining and improving the quality of care of our members, which is crucial for sustaining member satisfaction and adherence to treatment regimens. The Company has discontinued disclosure of Normalized Insurance Benefits Expense Ratio ("Normalized BER") beginning in the first quarter of 2026, as management no longer uses this metric to evaluate operating performance or allocate resources. The Company will continue to present Insurance Benefits Expense Ratio.
The tables below provide reconciliations of Insurance Net medical claims incurred, net and Premiums earned, net which are GAAP measures, to Insurance BER, which represents a non-GAAP measure.

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net medical claims incurred, net (GAAP)	$610,001	$367,887
Adjustments:
Quality improvements	34,047	25,712
Insurance Benefits Expense (non-GAAP)	$644,048	$393,599

Premiums earned, net (GAAP)	$744,189	$456,906
Insurance Benefits Expense Ratio (non-GAAP)	86.5%	86.1%

Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025
The following table summarizes our condensed consolidated results of operations for the three months ended March 31, 2026 and 2025. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended March 31,		Change Between 2026 and 2025
	2026	2025	($)	(%)
	(in thousands)
Revenues
Premiums earned, net (Net of ceded premiums of $92 and $95 for the three months ended March 31, 2026 and 2025, respectively)	$744,189	$456,906	$287,283	62.9%
Other income	5,000	5,425	(425)	(7.8)
Total revenues	749,189	462,331	286,858	62.0

Operating expenses
Net medical claims incurred	589,648	353,442	236,206	66.8
Salaries and benefits	57,063	59,022	(1,959)	(3.3)
General and administrative expenses	74,629	50,675	23,954	47.3
Depreciation and amortization	515	466	49	10.5
Total operating expenses	721,855	463,605	258,250	55.7
Income (loss) from operations	27,334	(1,274)	28,608	*

Net income (loss)	$27,334	$(1,274)	$28,608	*
*    Not presented because the current or prior period amount is zero or the amount for the line item changed from a gain to a loss (or vice versa) and thus yields a result that is not meaningful.
Premiums earned, net
Premiums earned, net increased $287.3 million, or 63%, to $744.2 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was primarily driven by growth in our average members over the period, which increased approximately 51%. In addition, we are currently being paid on 4.0 stars in the current year as compared to 3.5 stars in the prior period for our PPO plans which comprises the large majority of our members.
Other income
Other income decreased by $0.4 million, or 8%, to $5.0 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease was primarily driven by a lower interest rate environment during the period, which resulted in lower investment income.
Net medical claims incurred
Net medical claims incurred increased $236.2 million, or 67%, to $589.6 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was primarily driven by growth in our average members during the period, which increased approximately 51%.
Salaries and benefits
Salaries and benefits decreased by $2.0 million, or 3%, to $57.1 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. This decrease was primarily driven by a decrease in our stock-based compensation expense partially offset by an increase in base salaries as a result of an increase in headcount to support our membership growth.
General and administrative expenses
General and administrative expenses increased $24.0 million, or 47%, to $74.6 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was primarily driven by higher professional fees and broker fees driven by membership growth during the most recent annual enrollment period.

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
Consolidated Entities
Our cash equivalents and investment securities consist primarily of money market funds, U.S. government debt securities, and corporate debt securities. At March 31, 2026 and December 31, 2025, total cash, cash equivalents, and investments were $418.2 million and $319.9 million, respectively. These totals consist of $240.7 million and $224.6 million at March 31, 2026 and December 31, 2025, respectively, that specifically relate to available-for-sale and held-to-maturity investment securities.
Unregulated Entities
At March 31, 2026 and December 31, 2025, total cash, cash equivalents, and investments for the parent company, Clover Health Investments, Corp., and unregulated subsidiaries were $105.5 million and $122.0 million, respectively. We operate as a holding company in a highly regulated industry. As such, we may receive dividends and administrative expense reimbursements from our subsidiaries, two of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated insurance subsidiaries.
Regulated Entities
At March 31, 2026 and December 31, 2025, total cash, cash equivalents, and investments for our regulated subsidiaries were $312.7 million and $197.9 million, respectively. Additionally, our regulated insurance subsidiaries held $178.5 million and $178.1 million of available-for-sale and held-to-maturity investment securities at March 31, 2026 and December 31, 2025, respectively. Our use of operating cash derived from our unregulated subsidiaries is generally not restricted by departments of insurance (or comparable state regulatory agencies). Our regulated insurance subsidiaries are subject to regulations and standards in their respective jurisdictions on their ability to declare and pay dividends to the parent. As of March 31, 2026, there have been no dividends paid to the parent. Insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amounts calculated under any applicable formula would be permitted. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our regulated insurance subsidiary may in the future adopt statutory provisions more restrictive than those currently in effect.
For a detailed discussion of our regulatory requirements, including aggregate statutory capital and surplus as well as dividends paid from the subsidiaries to the parent, please refer to Notes 20 "Dividend Restrictions", 21 "Statutory Equity", and 22 "Regulatory Matters" in the 2025 Form 10-K.
Cash Flows
The following table summarizes our condensed consolidated cash flows for the three months ended March 31, 2026 and 2025.

Three Months ended March 31,	2026	2025
	(in thousands)
Cash Flows Data:
Net cash provided by (used in) operating activities	$107,895	$(16,293)
Net cash (used in) provided by investing activities	(5,068)	8,930
Net cash used in financing activities	(7,863)	(31,741)
Increase (decrease) in cash and cash equivalents	$94,964	$(39,104)

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
For the three months ended March 31, 2026, Net cash provided by operating activities was $107.9 million, which reflects Net income of $27.3 million. The changes in operating assets and liabilities were largely attributable to a $107.2 million increase in Unpaid claims. Non-cash activities primarily included a $12.3 million charge to Stock-based compensation.
For the three months ended March 31, 2025, Net cash used in operating activities was $16.3 million, which reflects a Net loss of $1.3 million. Non-cash activities primarily included a $26.4 million charge to Stock-based compensation expense.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2026 of $5.1 million was primarily due to $40.9 million used to purchase investments. This was partially offset by $36.7 million provided from the sales and maturities of investment securities.
Net cash provided by investing activities for the three months ended March 31, 2025 of $8.9 million was primarily due to $42.3 million provided from the sales and maturities of investment securities. This was partially offset by $33.2 million used to purchase investments.
For additional information regarding our investing activities, please refer to Note 3 "Investment Securities" to our condensed consolidated financial statements included in this Form 10-Q.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2026 of $7.9 million was primarily the result of cash paid for shares withheld related to stock-based compensation totaling $7.9 million.
Net cash used in financing activities for the three months ended March 31, 2025 of $31.7 million was primarily the result of cash paid for repurchases our Class A common stock totaling $18.3 million in addition to cash paid for shares withheld related to stock-based compensation totaling $13.7 million.
Financing Arrangements
There have been no material changes to our financing arrangements at March 31, 2026.
Contractual Obligations and Commitments
We believe that funds from projected future operating cash flows, cash, cash equivalents, and investments will be sufficient for future operations and commitments, and for capital acquisitions and other strategic transactions, over at least the next 12 months.
Material cash requirements from known contractual obligations and commitments at March 31, 2026 include operating lease obligations of $3.8 million. These commitments are associated with contracts that were enforceable and legally binding at March 31, 2026, and that specified all significant terms, including fixed or minimum serves to be used, fixed, minimum, or variable price provisions, and the approximate timing of the actions under the contracts. There were no other material cash requirements from known contractual obligations and commitments at March 31, 2026. For additional information regarding our remaining estimated contractual obligations and commitments, see Note 12 "Commitments and Contingencies" in the accompanying notes to the consolidated financial statements included in this Form 10-Q.
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
Critical Accounting Policies and Estimates
We believe that the accounting policies and estimates involve a significant degree of judgment and complexity. There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2026, as compared to the critical accounting policies and estimates disclosed in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 2025 Form 10-K.
Recently Issued and Adopted Accounting Pronouncements
See Note 2 "Summary of Significant Accounting Policies" in the accompanying notes to the consolidated financial statements included in this Form 10-Q for a discussion of accounting pronouncements recently adopted and recently issued accounting pronouncements not yet adopted and their potential impact to our consolidated financial statements.
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
We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. Our investment policy is focused on preservation of capital, liquidity and earning a modest yield. Substantially all of our investment portfolio is invested in U.S. Treasury fixed maturity securities. At March 31, 2026, none of our fixed maturity securities portfolio was unrated or rated below investment grade.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our "Certifying Officers"), the effectiveness of our disclosure controls and procedures at March 31, 2026, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Certifying Officers concluded that, at March 31, 2026, our disclosure controls and procedures were effective.
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
Information concerning legal proceedings can be found in Note 12 "Commitments and Contingencies" in the accompanying notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, which information is incorporated by reference into this item.
Item 1A. Risk Factors
Except as subsequently disclosed in our periodic reports, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A of the 2025 Form 10-K. In the course of conducting our business operations, we are exposed to a variety of recurring and new risks, any of which have affected or could materially adversely affect our business, financial condition, and results of operations. The market price of our Class A common stock could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occurs. Any factor described in this report or in any of our other SEC filings could by itself, or together with other factors, adversely affect our financial results and condition. For a discussion of risk factors that could adversely affect our financial results and condition, and the value of, and return on, an investment in the Company, please see the "Item 1A. Risk Factors" section included in the 2025 Form 10-K, as well as the factors identified under "Cautionary Note Regarding Forward-Looking Statements" at the beginning of Part I, Item 1 of this Form 10-Q and as may be updated in subsequent filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended March 31, 2026, as described below, two of the Company’s officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act). None of the Company's directors (as defined in Rule 16a-1(f) of the Exchange Act) entered into such a trading arrangement during the quarter.

On March 12, 2026, Karen Soares, the Chief Legal Officer of the Company, adopted a Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The trading plan was entered into during an open trading window in accordance with the Company’s Insider Trading Policy and includes a cooling-off period of 90 days. The plan provides for the potential sale of up to 236,240 shares of the Company’s Class A Common Stock, subject to specified market price conditions and other terms, beginning no earlier than June 11, 2026, and ending no later than February 28, 2027. Ms. Soares has informed the Company that the purpose of the trading plan is to facilitate personal financial planning, including tax and diversification strategies. Any transactions under the plan will be disclosed publicly through Form 4 filings with the Securities and Exchange Commission, as applicable.

On March 12, 2026, Jamie Reynoso, our Chief Executive Officer of Medicare Advantage, adopted a Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The trading plan was entered into during an open trading window in accordance with the Company’s Insider Trading Policy and includes a cooling-off period of 90 days. The plan provides for the potential sale of up to 300,868 shares of the Company’s Class A Common Stock, subject to specified market price conditions and other terms, beginning no earlier than June 11, 2026, and ending no later than February 28, 2027. Ms. Reynoso has informed the Company that the purpose of the trading plan is to facilitate personal financial planning, including tax and diversification strategies. Any transactions under the plan will be disclosed publicly through Form 4 filings with the Securities and Exchange Commission, as applicable.

Item 6. Exhibits and Financial Statement Schedules
A list of exhibits to this Form 10-Q is set forth below:

Exhibit No.	Description
10.1*	Amended Form of Restricted Stock Unit Award Agreement
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_____________
* Filed herewith.
† Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLOVER HEALTH INVESTMENTS, CORP.

Date: May 8, 2026	By:	/s/ Andrew Toy
Andrew Toy
Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2026	By:	/s/ Clay Thornton
Clay Thornton
Interim Chief Financial Officer (Principal Financial Officer)

Date: May 8, 2026	By:	/s/ Joe Oldakowski
Joe Oldakowski
Vice President, Controller (Principal Accounting Officer)