Form 10-Q
period 2026-06-30
CLOVER HEALTH INVESTMENTS, CORP. /DE
filed 2026-08-07
CIK 1801170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At July 31, 2026, the registrant had 435,441,337 shares of Class A Common Stock, $0.0001 par value per share, and 95,714,926 shares of Class B Common Stock, $0.0001 par value per share, issued and outstanding.

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
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, including statements regarding our future results of operations, financial position, market size and opportunity, our business strategy and plans, the factors affecting our performance and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "could," "should," "would," "can," "expect," "project," "outlook," "forecast," "objective," "opportunity," "plan," "potential," "seek," "aim," "grow," "target," "if," and the negative or plural of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including the risk factors described in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q involve a number of judgments, risks and uncertainties, including, without limitation, risks related to:
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
•our ability to protect our sites, networks, and systems against security breaches, or otherwise to protect our confidential or health information or the confidential or health information of our members, providers, or other third parties;
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

PART 1
Item 1. Financial Statements (Unaudited)

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$198,837	$78,301
Short-term investments	2,481	17,047
Investment securities, available-for-sale (Amortized cost: 2026: $39,950; 2025: $23,231)	39,727	23,131
Investment securities, held-to-maturity (Fair value: 2026: $2,021; 2025: $1,779)	2,055	1,777
Accrued retrospective premiums	129,614	63,875
Healthcare receivables	73,121	94,866
Prepaid expenses	19,213	18,209
Other assets, current	20,398	10,649
Total current assets	485,446	307,855

Investment securities, available-for-sale (Amortized cost: 2026: $190,771; 2025: $186,464)	189,443	187,092
Investment securities, held-to-maturity (Fair value: 2026: $10,295; 2025: $12,495)	10,471	12,571
Property and equipment, net	7,231	6,385
Other intangible assets	2,990	2,990
Other assets, non-current	24,745	24,118
Total assets	$720,326	$541,011

Liabilities and Stockholders' Equity
Current liabilities:
Unpaid claims	$250,890	$153,250
Accounts payable and accrued expenses	35,407	36,211
Accrued salaries and benefits	31,156	16,038
Other liabilities, current	5,877	3,324
Total current liabilities	323,330	208,823

Other liabilities, non-current	20,739	23,484
Total liabilities	344,069	232,307
Commitments and Contingencies (Note 12)
Stockholders' equity:
Class A Common Stock, $0.0001 par value; 2,500,000,000 shares authorized at June 30, 2026 and December 31, 2025; 433,432,644 and 426,669,369 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	43	43
Class B Common Stock, $0.0001 par value; 500,000,000 shares authorized at June 30, 2026 and December 31, 2025; 95,714,926 and 92,373,157 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	9	9
Additional paid-in capital	2,706,640	2,682,663
Accumulated other comprehensive (loss) income	(1,551)	528
Accumulated deficit	(2,233,017)	(2,288,352)
Less: Treasury stock, at cost; 35,782,658 and 33,412,273 shares held at June 30, 2026 and December 31, 2025, respectively	(95,867)	(86,187)
Total stockholders' equity	376,257	308,704
Total liabilities and stockholders' equity	$720,326	$541,011
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands, except per share and share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Premiums earned, net (Net of ceded premiums of $91 and $96 for the three months ended June 30, 2026 and 2025 respectively, and $183 and $192 for the six months ended June 30, 2026 and 2025, respectively)	$737,767	$469,826	$1,481,956	$926,732
Other income	5,400	7,794	10,400	13,219
Total revenues	743,167	477,620	1,492,356	939,951

Operating expenses:
Net medical claims incurred	590,165	377,992	1,179,813	731,434
Salaries and benefits	54,138	61,309	111,201	120,331
General and administrative expenses	70,299	48,484	144,928	99,159
Depreciation and amortization	564	394	1,079	860
Total operating expenses	715,166	488,179	1,437,021	951,784
Income (loss) from operations	28,001	(10,559)	55,335	(11,833)

Change in fair value of warrants	—	19	—	19
Net income (loss)	$28,001	$(10,578)	$55,335	$(11,852)

Per share data:
Basic weighted average number of class A and class B common shares and common share equivalents outstanding	524,186,885	509,043,210	523,861,227	508,893,753
Diluted weighted average number of class A and class B common shares and common share equivalents outstanding	545,447,735	509,043,210	540,272,301	508,893,753

Basic earnings (loss) per share	$0.05	$(0.02)	$0.11	$(0.02)
Diluted earnings (loss) per share	$0.05	$(0.02)	$0.10	$(0.02)

Net unrealized (loss) gain on available-for-sale investments	(879)	251	(2,079)	1,761
Comprehensive income (loss)	$27,122	$(10,327)	$53,256	$(10,091)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2025	426,669,369	$43	92,373,157	$9	33,412,273	$(86,187)	$2,682,663	$(2,288,352)	$528	$308,704
Stock issuance for exercise of stock options, net of early exercise liability	23,782	—	—	—	—	—	30	—	—	30
Stock-based compensation	—	—	—	—	—	—	12,451	—	—	12,451
Vested restricted stock units	4,427,824	—	3,342,699	—	—	—	—	—	—	—
Unrealized holdings loss on investment securities, available for sale	—	—	—	—	—	—	—	—	(1,200)	(1,200)
Shares withheld for taxes on equity awards	(1,565,397)	—	—	—	1,565,397	(7,893)	—	—	—	(7,893)
Net income	—	—	—	—	—	—	—	27,334	—	27,334
Balance, March 31, 2026	429,555,578	$43	95,715,856	$9	34,977,670	$(94,080)	$2,695,144	$(2,261,018)	$(672)	$339,426
Stock issuance for exercise of stock options, net of early exercise liability	938,635	—	—	—	—	—	1,652	—	—	1,652
Stock-based compensation	—	—	—	—	—	—	9,293	—	—	9,293
Vested restricted stock units	3,472,290	—	—	—	—	—	—	—	—	—
Unrealized holdings loss on investment securities, available for sale	—	—	—	—	—	—	—	—	(879)	(879)
Conversion from Class B common stock to Class A common stock	930	—	(930)	—	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(804,988)	—	—	—	804,988	(1,787)	—	—	—	(1,787)
Issuance of common stock under employee stock purchase plan	270,199						551	—	—	551
Net income	—	—	—	—	—	—	—	28,001	—	28,001
Balance, June 30, 2026	433,432,644	$43	95,714,926	$9	35,782,658	$(95,867)	$2,706,640	$(2,233,017)	$(1,551)	376,257

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2024	414,493,051	$41	89,032,305	$9	18,752,947	$(30,991)	$2,576,471	$(2,202,803)	$(1,584)	$341,143
Stock issuance for exercise of stock options, net of early exercise liability	139,709	—	—	—	—	—	215	—	—	215
Stock-based compensation	—	—	—	—	—	—	26,437	—	—	26,437
Vested restricted stock units	6,431,417	1	3,342,698	—	—	—	—	—	—	1
Unrealized holdings gain on investment securities, available for sale	—	—	—	—	—	—	—	—	1,510	1,510
Shares withheld for taxes on equity awards	(1,833,218)	—	—	—	1,833,218	(13,659)	—	—	—	(13,659)
Repurchases of common stock	(5,069,423)	(1)	—	—	5,069,423	(18,297)	—	—	—	(18,298)
Net loss	—	—	—	—	—	—	—	(1,274)	—	(1,274)
Balance, March 31, 2025	414,161,536	$41	92,375,003	$9	25,655,588	$(62,947)	$2,603,123	$(2,204,077)	$(74)	$336,075
Stock issuance for exercise of stock options, net of early exercise liability	97,249	—	—	—	—	—	148	—	—	148
Stock-based compensation	—	—	—	—	—	—	26,195	—	—	26,195
Vested restricted stock units	6,417,884	1	—	—	—	—	—	—	—	1
Unrealized holdings gain on investment securities, available for sale	—	—	—	—	—	—	—	—	251	251
Shares withheld for taxes on equity awards	(2,476,795)	—	—	—	2,476,795	(8,468)	—	—	—	(8,468)
Issuance of Common Stock under Employee Stock Purchase Plan	186,901	—	—	—	—	—	555	—	—	555
Net loss	—	—	—	—	—	—	—	(10,578)	—	(10,578)
Balance, June 30, 2025	418,386,775	$42	92,375,003	$9	28,132,383	$(71,415)	$2,630,021	$(2,214,655)	$177	344,179
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$55,335	$(11,852)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,079	860
Stock-based compensation	21,355	52,632
Change in fair value of warrants and amortization of warrants	—	19
Accretion, net of amortization	(869)	(946)
Change in accrued interest earned	(178)	347
Net realized gains on investment securities	(30)	(437)
Changes in operating assets and liabilities:
Accrued retrospective premiums	(65,739)	(43,201)
Prepaid expenses	(1,004)	(2,078)
Other assets	(10,373)	(2,084)
Healthcare receivables	21,745	4,646
Unpaid claims	97,640	(16,736)
Accounts payable and accrued expenses	(804)	(613)
Accrued salaries and benefits	15,118	6,094
Other liabilities	(192)	2,464
Net cash provided by (used in) operating activities	133,083	(10,885)
Cash flows from investing activities:
Purchases of short-term investments, available-for-sale, and held-to-maturity securities	(68,088)	(59,864)
Proceeds from sales of short-term investments and available-for-sale securities	56,318	79,313
Proceeds from maturities of short-term investments and available-for-sale securities	8,206	25,801
Purchases of property and equipment	(1,536)	(754)
Net cash (used in) provided by investing activities	(5,100)	44,496
Cash flows from financing activities:
Issuance of common stock, net of early exercise liability	1,682	363
Issuance of common stock under employee stock purchase plan, net of stock issuance costs	551	555
Cash paid for shares withheld related to stock-based compensation	(9,680)	(22,127)
Repurchases of common stock	—	(18,297)
Net cash used in financing activities	(7,447)	(39,506)
Net increase (decrease) in cash and cash equivalents	120,536	(5,895)
Cash and cash equivalents, beginning of period	78,301	194,543
Cash and cash equivalents, end of period	$198,837	$188,648
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
Deferred acquisition costs
Acquisition costs directly related to the successful acquisition of new business, which are primarily made up of commission costs, are deferred and subsequently amortized. Deferred acquisition costs are recorded within Other assets, current in the Condensed Consolidated Balance Sheets and are amortized over the estimated life of the related contracts. The amortization of deferred acquisition costs is recorded within General and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). For the three months ended June 30, 2026 and 2025, charges related to deferred acquisition costs of $5.5 million and $4.3 million, respectively, were recognized within General and administrative expenses. For the six months ended June 30, 2026 and 2025, charges related to deferred acquisition costs of $10.3 million and $7.1 million, respectively, were recognized within General and administrative expenses.
Recent accounting pronouncements
Recently adopted accounting pronouncements
There have been no new accounting pronouncements adopted during the six months ended June 30, 2026 that had a material impact on the Company's condensed consolidated financial statements.
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
In August 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this update modernize the accounting for costs related to internal-use software to better align with current software development practices, such as agile methodologies. The update removes the previous stage-based model for capitalization. Instead, capitalization will begin when management authorizes and commits funding to a project, and it is probable the project will be completed for its intended function. The ASU is effective for annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-06 on its consolidated financial statements and related disclosures.
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
In December 2025, the FASB issued ASU 2025-12, Codification Improvements. The amendments in this update provide technical corrections, clarifications, and other minor improvements to a variety of topics in the Codification, including amendments to Topic 260, Earnings Per Share, related to the calculation of diluted earnings per share when an entity reports a loss from continuing operations. The ASU is effective for annual periods beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-12 on its consolidated financial statements and related disclosures.

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
3. Investment Securities
The following tables present amortized cost and fair values of investments at June 30, 2026 and December 31, 2025, respectively:

June 30, 2026	Amortized cost	Accumulated unrealized gains	Accumulated unrealized losses	Fair value
	(in thousands)
Investment securities, held-to-maturity:
U.S. government and government agencies and authorities	$12,526	$—	$(210)	$12,316
Investment securities, available-for-sale:
U.S. government and government agencies and authorities	142,021	15	(1,141)	140,895
Corporate debt securities	88,483	11	(435)	88,059
Other	217	—	(1)	216
Total held-to-maturity and available-for-sale investment securities	$243,247	$26	$(1,787)	$241,486

December 31, 2025	Amortized cost	Accumulated unrealized gains	Accumulated unrealized losses	Fair value
	(in thousands)
Investment securities, held-to-maturity:
U.S. government and government agencies and authorities	$14,348	$3	$(77)	$14,274
Investment securities, available-for-sale:
U.S. government and government agencies and authorities	129,217	522	(292)	129,447
Corporate debt securities	80,197	309	(11)	80,495
Other	281	—	—	281
Total held-to-maturity and available-for-sale investment securities	$224,043	$834	$(380)	$224,497
The following table presents the amortized cost and fair value of debt securities at June 30, 2026, by contractual maturity:

June 30, 2026	Held-to-maturity		Available-for-sale
	Amortized cost	Fair value	Amortized cost	Fair value
	(in thousands)
Due within one year	$2,055	$2,021	$39,950	$39,727
Due after one year through five years	10,361	10,209	190,771	189,443
Due after five years through ten years	—	—	—	—
Due after ten years	110	86	—	—
Total	$12,526	$12,316	$230,721	$229,170

For the three and six months ended June 30, 2026 and 2025, respectively, net investment income, which is included in Other income in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), was derived from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Cash and cash equivalents	$2,165	$1,984	$4,272	$4,334
Short-term investments	31	—	134	—
Investment securities	2,311	2,698	4,463	4,956
Investment income, net	$4,507	$4,682	$8,869	$9,290
Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at June 30, 2026 and December 31, 2025, respectively:

June 30, 2026	Less than 12 months		Greater than 12 months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands, except number of positions)
U.S. government and government agencies and authorities	$138,540	$(1,150)	$5,167	$(201)	$143,707	$(1,351)
Corporate debt securities	77,285	(435)	—	—	77,285	(435)
Other	216	(1)	—	—	216	(1)
Total	$216,041	$(1,586)	$5,167	$(201)	$221,208	$(1,787)
Number of positions	159		11		170

December 31, 2025	Less than 12 months		Greater than 12 months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands, except number of positions)
U.S. government and government agencies and authorities	$16,669	$(38)	$14,626	$(331)	$31,295	$(369)
Corporate debt securities	13,733	(11)	—	—	13,733	(11)
Total	$30,402	$(49)	$14,626	$(331)	$45,028	$(380)
Number of positions	24		9		33
The Company did not record any credit allowances for debt securities that were in an unrealized loss position at June 30, 2026 and December 31, 2025.
At June 30, 2026, all securities were investment grade, with credit ratings of BBB or higher by S&P Global or as determined by other credit rating agencies within the Company's investment policy. Unrealized losses on investment grade securities are principally related to changes in interest rates or changes in issuer or sector related credit spreads since the securities were acquired. The gross unrealized investment losses at June 30, 2026, were assessed, based on, among other things:
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

Proceeds from sales and maturities of investment securities, inclusive of short-term investments, and related gross realized gains (losses) which are included in Other income in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), were as follows for the three and six months ended June 30, 2026 and 2025, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Proceeds from sales of investment securities	$22,481	$62,830	$56,318	$79,313
Proceeds from maturities of investment securities	5,343	—	8,206	25,801

Gross realized gains	33	402	114	444
Gross realized losses	(31)	(8)	(84)	(7)
Net realized gains	$2	$394	$30	$437
At June 30, 2026 and December 31, 2025, the Company had $14.9 million and $14.6 million, respectively, in deposits with various states and regulatory bodies that are included as part of the Company's investment balances.
4. Fair Value Measurements
The following tables present a summary of fair value measurements for financial instruments at June 30, 2026 and December 31, 2025, respectively:

June 30, 2026	Level 1	Level 2	Level 3	Total Fair Value
	(in thousands)
U.S. government and government agencies	$—	$140,895	$—	$140,895
Corporate debt securities	—	88,059	—	88,059
Private equity investments	—	—	12,226	12,226
Other	—	216	—	216
Total assets at fair value	$—	$229,170	$12,226	$241,396

December 31, 2025	Level 1	Level 2	Level 3	Total Fair Value
	(in thousands)
U.S. government and government agencies	$—	$129,447	$—	$129,447
Corporate debt securities	—	80,495	—	80,495
Private equity investments	—	—	12,226	12,226
Other	—	281	—	281
Total assets at fair value	$—	$210,223	$12,226	$222,449
The changes in balances of Clover's Level 3 financial assets and liabilities were as follows:

Equity Investments
(in thousands)
Balance, December 31, 2025	$12,226
Realized gains	—
Unrealized gains (losses)	—
Purchases	—
Sales	—
Transfers in	—
Balance, June 30, 2026	$12,226
Unrealized gains for assets still held, included in Net income	$—

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
5. Healthcare Receivables
Healthcare receivables include pharmaceutical rebates that are accrued as they are earned and estimated based on contracted rebate rates, eligible amounts submitted to the manufacturers by the Company's pharmacy manager, pharmacy utilization volume, and historical collection patterns. Also included in Healthcare receivables are Medicare Part D settlement receivables, member premium receivables, and other CMS receivables. The Company reported $73.1 million and $94.9 million within Healthcare receivables at June 30, 2026 and December 31, 2025, respectively.
6. Related Party Transactions
Related party agreements
The Company has a contract with Medical Records Exchange, LLC (formerly known as "ChartFast," now d/b/a Credo) pursuant to which the Company receives administrative services related to medical records retrieval via Credo's electronic applications and web portal platform. Vivek Garipalli, the Company's Executive Chairman and significant stockholder of the Company, is an indirect owner of Credo Health Solutions, Inc. Expenses and fees incurred related to this agreement were less than $0.1 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively, and $1.8 million and $0.3 million for the six months ended June 30, 2026 and 2025, respectively. Additionally, less than $0.1 million and zero were payable to Credo at June 30, 2026, and December 31, 2025, respectively.
Since July 2, 2021, the Company has contracted with Thyme Care, Inc. ("Thyme Care"), an oncology care management company, through which Thyme Care was engaged to provide cancer care management services to the Company's Insurance members and develop a provider network to help ensure member access to high-value oncology care. The Company and Thyme Care have amended the terms of the engagement, effective April 1, 2023, to include additional clinical services available to Clover members as well as the value based payment terms. The Company entered into an agreement with Thyme Care effective September 23, 2020 where the Company purchased 1,773,049 shares (less than five percent (5%) of its class A common stock). The fair value of these shares is $3.9 million at June 30, 2026, and December 31, 2025, and is recognized within Other assets, non-current, in the Condensed Consolidated Balance Sheets. In accordance with ASC 321, Investments - Equity Securities, any changes in fair value associated with these shares are recognized within Other income in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Mr. Garipalli is a member of the board of directors of Thyme Care and holds an equity interest of less than five percent (5%) of that entity. Expenses and fees incurred related to this agreement were $1.8 million and $1.5 million for the three months ended June 30, 2026 and 2025, respectively, and $5.8 million and $4.2 million for the six months ended June 30, 2026 and 2025, respectively. Additionally, $10.4 million and $6.6 million were payable to Thyme Care at June 30, 2026, and December 31, 2025, respectively.
The Company entered into a Master Services Agreement in July 2025 with Guidehealth, LLC ("Guidehealth") for value-based care enablement and outsourced administrative services. These services primarily leverage technology and support teams to accelerate and enhance medication adherence rates and patient outcomes. Thomas Tran, a member of the Company's Board of Directors and Chair of the Company's Audit Committee, also serves as a director of Guidehealth and holds an ownership interest of less than 5% in Guidehealth. Pursuant to this agreement, the Company did not recognize any expense for the three and six months ended June 30, 2026 and $0.5 million was payable to Guidehealth at June 30, 2026. The Company has terminated its agreement with Guidehealth and does not expect to recognize additional expense.
The Company holds a non-controlling equity investment in Character Biosciences ("CB"), which is accounted for under ASC 321, Investments - Equity Securities, at fair value. In accordance with ASC 321, the Company recognizes the fair value of its equity investment in CB within Other assets, non-current on its Condensed Consolidated Balance Sheets and recognizes any change in fair value within Other Income in its Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). At June 30, 2026 and December 31, 2025, the fair value of this investment was $8.3 million. CB is considered a related party due to the Company's Executive Chairman and a significant stockholder of the Company, Vivek Garipalli, serves as a member of CB’s Board of Directors. There were no transactions between the Company and CB during the periods presented.

The Company entered into a Master Services Agreement in May 2026 with GoldenScript, Inc. ("GoldenScript"), a value-based care management organization, for administrative and clinical management services designed to lower the cost of prescription drugs for members while maintaining or improving quality. GoldenScript is approximately 25% owned by Wormhole Capital, an investment entity affiliated with Vivek Garipalli, the Company's Executive Chairman and a significant stockholder of the Company. As a result, Mr. Garipalli holds an indirect ownership interest in GoldenScript. Expenses and fees incurred related to this agreement were $0.5 million for the three and six months ended June 30, 2026. Additionally, $0.3 million was payable to GoldenScript at June 30, 2026.
7. Unpaid Claims
Activity within the liability for Unpaid claims, including claims adjustment expenses, for the six months ended June 30, 2026 and 2025, respectively, is summarized as follows:

Six Months Ended June 30,	2026	2025
	(in thousands)
Gross and net balance, beginning of period	$153,250	$156,396
Incurred related to:
Current year	1,156,700	718,649
Prior years	(6,444)	(2,830)
Total incurred	1,150,256	715,819
Paid related to:
Current year	927,521	586,926
Prior years	125,095	145,629
Total paid	1,052,616	732,555
Gross and net balance, end of period	$250,890	$139,660
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
Unpaid Claims for Insurance Operations
Unpaid claims for Insurance operations were $250.9 million at June 30, 2026. During the six months ended June 30, 2026, $125.1 million was paid for incurred claims attributable to insured events of prior years. A favorable development of $6.4 million was recognized during the six months ended June 30, 2026, resulting from the Company's actual experience with claims developing differently as compared to the Company's estimates at December 31, 2025. A favorable development of $2.8 million was recognized during the six months ended June 30, 2025, resulting from the Company's actual experience with claims developing differently as compared to the Company's estimates at December 31, 2024. Original estimates are increased or decreased, as additional information becomes known regarding individual claims. The ratio of current year medical claims paid as a percentage of current year net medical claims incurred was 80.2% for the six months ended June 30, 2026, and 81.7% for the six months ended June 30, 2025. This ratio serves as an indicator of claims processing speed, indicating that claims were processed at a slower rate during the six months ended June 30, 2026, than during the six months ended June 30, 2025.

8. Variable Interest Entity and Equity Method of Accounting
On February 4, 2022, CB, a former affiliate of the Company, completed a private capital transaction in which it raised $17.9 million from the issuance of 16,210,602 shares of its preferred stock. Upon completion of the transaction, the Company owned approximately 25.5% of CB. As a result, the Company reassessed its interest in CB and determined that while CB was a Variable Interest Entity ("VIE"), the Company was not considered the primary beneficiary of the VIE because it did not have the power, through voting or similar rights and the license agreements, to direct the activities of CB that most significantly impacted CB's economic performance. Since that initial financing, CB has completed a series of additional capital raises through the issuance of its shares, each of which has diluted the Company’s ownership.
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
9. Employee Benefit Plans
Employee Savings Plan
The Company has a defined contribution retirement savings plan (the "401(k) Plan") covering eligible employees, which includes safe harbor matching contributions based on the amount of employees' contributions to the 401(k) Plan. The Company contributes to the 401(k) Plan annually 100.0% of the first 4.0% of compensation that is contributed by the employee up to 4.0% of eligible annual compensation after one year of service. The Company's service contributions to the 401(k) Plan amounted to approximately $0.7 million and $0.5 million for the three months ended June 30, 2026 and 2025, respectively, and $1.2 million and $1.0 million for the six months ended June 30, 2026 and 2025, respectively, and are included in Salaries and benefits in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The Company's cash match is invested pursuant to the participant's contribution direction. Employer contributions are immediately 100.0% vested.
Stock-based Compensation
The Company maintains various equity incentive plans (the "Plans"), which are described in Note 14 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. During the period ended June 30, 2026, there were no material modifications to the Plans.
Shares authorized, outstanding and remaining under the Plans at June 30, 2026 were as follows:

June 30, 2026	Shares Authorized Under Plans	Shares Outstanding Under Plans	Shares Remaining Under Plans
2014 Equity Incentive Plan ("2014 Plan")	54,402,262	20,993,945	N/A
2020 Equity Incentive Plan ("2020 Plan")	112,256,721	35,011,171	16,267,632
2020 Management Incentive Plan ("2020 MIP")	33,426,983	—	—
2022 Inducement Award Plan ("Inducement Plan")	11,000,000	1,187,543	1,321,485

Compensation cost presented in Salaries and benefits in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Stock options	$—	$116	$29	$294
Restricted Stock Units ("RSUs")	8,903	23,069	20,955	46,093
Performance Restricted Stock Units ("PRSUs")	(109)	2,904	124	5,987
2020 Employee Stock Purchase Plan ("ESPP")	110	106	247	258
Total compensation cost recognized for stock-based compensation plans	$8,904	$26,195	$21,355	$52,632
At June 30, 2026, there was approximately $76.8 million of unrecognized stock-based compensation expense related to unvested stock options, unvested RSUs, unvested PRSUs and the ESPP.
Stock Options
The Company did not grant stock options during the six months ended June 30, 2026 and 2025, respectively.
A summary of option activity under the 2020 Plan during the six months ended June 30, 2026, was as follows:

	Number of stock options	Weighted-average exercise price
Outstanding, January 1, 2026	773,859	$8.88
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding, June 30, 2026	773,859	$8.88
A summary of stock option activity under the 2014 Plan during the six months ended June 30, 2026, was as follows:

	Number of stock options	Weighted-average exercise price
Outstanding, January 1, 2026	22,990,399	$2.75
Granted	—	—
Exercised	(962,417)	1.75
Forfeited	(1,034,037)	1.94
Outstanding, June 30, 2026	20,993,945	$2.84
At June 30, 2026, outstanding stock options, substantially all of which are expected to vest, had an aggregate intrinsic value of $52.6 million, and a weighted-average remaining contractual term of 3.00 years. At June 30, 2026, there were 21,767,804 options exercisable under the Plan, with an aggregate intrinsic value of $52.6 million, a weighted-average exercise price of $3.05 per share, and a weighted-average remaining contractual term of 3.00 years. The total value of stock options exercised during the six months ended June 30, 2026 and 2025 was $4.1 million and $0.9 million, respectively. Cash received from stock option exercises during the six months ended June 30, 2026 and 2025 totaled $1.7 million and $0.4 million, respectively.

Restricted Stock Units
A summary of total RSU activity is presented below:

	Number of RSUs	Weighted-average grant date fair value per share
Outstanding, January 1, 2026	42,953,954	$3.44
Granted	7,792,462	2.32
Released	(11,273,136)	6.26
Forfeited	(4,240,770)	1.67
Outstanding, June 30, 2026	35,232,510	$2.51
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
A summary of PRSU activity is presented below:

	Number of PRSUs	Weighted-average grant date fair value per share
Non-vested, January 1, 2026	27,523,030	$9.57
Granted during 2026	192,345	1.70
Vested	—	—
Forfeited	(27,523,030)	9.57
Non-vested at June 30, 2026	192,345	$1.70
At June 30, 2026, there was $0.3 million unrecognized share-based compensation expense related to PRSUs.
2020 Employee Stock Purchase Plan
At June 30, 2026, 16,157,671 shares of Class A common stock were available for issuance under the ESPP.

The assumptions that the Company used in the Black-Scholes option-pricing model to determine the fair value of the purchase rights under the ESPP for the most recent offering period, is as follows:

Offering period from May 22, 2026 to November 21, 2026
Weighted-average risk-free interest rate	3.8%
Expected term (in years)	0.50 years
Expected volatility	52.2%
10. Income Taxes
The consolidated effective tax rate of the Company for the three and six months ended June 30, 2026 and 2025, was 0.0% and 0.0%, respectively. Although the Company generated net income for the three and six months ended June 30, 2026, it continues to maintain significant net operating loss carryforwards and a net deferred tax asset position. As a result, and in accordance with accounting standards, the Company maintains a valuation allowance to reduce the value of the net deferred tax assets to zero. The Company believes that at June 30, 2026, it had no material uncertain tax positions. Interest and penalties related to unrecognized tax expense (benefits) are recognized in income tax expense, when applicable.
There were no material liabilities for interest and penalties accrued at June 30, 2026 and December 31, 2025.
11. Earnings (Loss) per Share
Basic and diluted earnings (loss) per share attributable to Class A common stockholders and Class B common stockholders (collectively, "Common Stockholders") for the years indicated were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except for per share and share amounts)
Numerator:
Net income (loss)	$28,001	$(10,578)	$55,335	$(11,852)
Denominator:
Basic weighted average number of common shares and common share equivalents outstanding	524,186,885	509,043,210	523,861,227	508,893,753
Dilutive shares:
RSU	14,153,256	N/A	11,242,548	N/A
PRSU	106,365	N/A	44,045	N/A
Stock Options	7,001,229	N/A	5,124,481	N/A
Diluted weighted average number of class A and class B common shares and common share equivalents outstanding	545,447,735	509,043,210	540,272,301	508,893,753

Basic earnings (loss) per share	$0.05	$(0.02)	$0.11	$(0.02)
Diluted earnings (loss) per share	$0.05	$(0.02)	$0.10	$(0.02)
Potentially dilutive securities are excluded from the computation of diluted earnings (loss) per share if their effect would be anti-dilutive. For the three and six months ended June 30, 2026, certain potentially dilutive securities were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2025, the Company incurred a net loss; therefore, all potentially dilutive securities, which include Options, RSUs, and PRSUs, were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net earnings (loss) per share of common stock:

	Three Months Ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Options to purchase common stock	5,901,641	23,993,192	5,901,641	23,993,192
RSUs	5,962,028	41,224,131	7,434,329	41,224,131
PRSUs	—	28,799,293	—	28,799,293
Total potentially dilutive shares excluded from computation of net earnings (loss) per share	11,863,669	94,016,616	13,335,970	94,016,616
12. Commitments and Contingencies
Legal Actions
Various lawsuits against the Company may arise in the ordinary course of the Company's business. Contingent liabilities arising from ordinary course litigation, income taxes and other matters are not expected to be material in relation to the financial position of the Company. At June 30, 2026, and December 31, 2025, respectively, there were no material known contingent liabilities arising outside the normal course of business other than as set forth below. In accordance with ASC No. 450-20, Loss Contingencies, we will record accruals for loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.
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
On July 22, 2026, a putative class action complaint was filed against the Company in the United States District Court for the Middle District of Tennessee, captioned Christian et al. v. Clover Health Investments, Corp., Case No. 3:26-cv-01035. On July 23, 2026, two additional putative class action complaints were filed in the same court, captioned Holman v. Clover Health Investments, Corp., Case No. 3:26-cv-01047, and Griffin v. Clover Health Investments, Corp., Case No. 3:26-cv-01049. On July 24, 2026, another putative class action complaint was filed in the same court, captioned Karwoski v. Clover Health Investments, Corp., Case No. 3:26-cv-01054. The complaints arise from the cybersecurity incident disclosed by the Company on July 17, 2026, and generally assert claims relating to the alleged compromise of personally identifiable information and protected health information, including claims for negligence and other common law causes of action, on behalf of putative classes of individuals whose information was allegedly affected. The Company intends to vigorously defend these matters. At this early stage of the proceedings, the Company cannot reasonably estimate the possible loss or range of loss, if any.
13. Operating Segments
Clover Health has one reportable segment: Insurance. The Insurance segment provides PPO and HMO plans to Medicare Advantage members in several states. The segment information is prepared on the same basis that the Company's chief executive officer uses, who is the Chief Operating Decision Maker ("CODM"). These segment groupings are consistent with information used by the CODM, to assess performance and allocate resources. The CODM uses segment gross profit in competitive analysis by benchmarking to the Company’s competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation. The accounting policies of the Insurance segment are the same as those described in the summary of significant accounting policies. The CODM does not receive or review a measure of assets by segment; asset information reviewed by the CODM is limited to consolidated liquidity metrics, including total cash and investment balances; accordingly, segment assets are not disclosed.

	Three Months Ended June 30,		Six Months Ended June 30,
Insurance Segment	2026	2025	2026	2025
	(in thousands)
Premiums earned, net (net of ceded premiums)	$737,767	$469,826	$1,481,956	$926,732
Less:
Net medical claims incurred	615,422	394,212	1,225,423	762,100
Segment gross profit	$122,345	$75,614	$256,533	$164,632

Reconciliation:
Elimination of intersegment profits	$25,257	$16,220	$45,610	$30,666
Other income	5,400	7,794	10,400	13,219
Salaries and benefits	(54,138)	(61,309)	(111,201)	(120,331)
General and administrative expenses	(70,299)	(48,484)	(144,928)	(99,159)
Depreciation and amortization	(564)	(394)	(1,079)	(860)
Change in fair value of warrants	—	(19)	—	(19)
Net income (loss)	$28,001	$(10,578)	$55,335	$(11,852)
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto for the three and six months ended June 30, 2026, contained in this Quarterly Report on Form 10-Q (the "Form 10-Q") and the audited consolidated financial statements and notes thereto for the year ended December 31, 2025, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the "SEC") on February 27, 2026 (the "2025 Form 10-K"). This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of the 2025 Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. See "Cautionary Note Regarding Forward-Looking Statements" for additional information. Unless the context otherwise requires, references in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" to "we," "us," "our," "Clover," "Clover Health," and the "Company" mean the business and operations of Clover Health Investments, Corp. and its consolidated subsidiaries.
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
We operate Preferred Provider Organization ("PPO") and Health Maintenance Organization ("HMO") Medicare Advantage ("MA") plans for Medicare-eligible individuals. We aim to provide high-quality, affordable healthcare for all Medicare beneficiaries. Among plans with similar major characteristics, we offer most members in our MA plans (the "members") among the lowest average out-of-pocket costs for primary care provider and specialist co-pays in their markets. We strongly believe in providing our members provider choice, and we consider our PPO plans to be our flagship insurance product. An important feature of our MA product is wide network access. We believe the use of Clover Assistant and related data insights allows us to improve clinical decision-making through a highly scalable platform. At June 30, 2026, we operated our MA plans in five states and 203 counties, with 157,309 members.
Executive Summary
The following summary highlights matters that management considers most significant to an understanding of our results for the three and six months ended June 30, 2026. It is not a complete description of, and should be read together with, the more detailed discussion that follows and our condensed consolidated financial statements.
Total revenues increased 56% to $743.2 million for the three months ended June 30, 2026, and 59% to $1,492.4 million for the six months ended June 30, 2026, compared to the respective prior-year periods, driven primarily by growth in our Medicare Advantage membership and higher per-member premium. We reported income from operations of $28.0 million and $55.3 million for the three and six month periods, respectively, compared to losses in the prior-year periods.
Our results reflect continued membership growth alongside disciplined management of administrative spend. Adjusted SG&A as a percentage of total revenues improved to 16% for the six months ended June 30, 2026, from 18% in the prior-year period, as revenue growth outpaced growth in our administrative cost base. Adjusted EBITDA increased to $81.2 million for the six months ended June 30, 2026, from $42.9 million in the prior-year period. We continued to maintain a strong liquidity position, with cash, cash equivalents, and investments of $443.0 million at June 30, 2026.
Consolidated gross profit increased approximately 50% to $312.5 million for the six months ended June 30, 2026, broadly in line with our membership growth.
As described under "Recent Developments" below, developments during the quarter relating to our 2026 Star Ratings are expected to affect payment year 2027 rather than our current period results.

Recent Developments
CMS Star Ratings
Pursuant to CMS’s MA Star Ratings system, CMS annually awards between 1.0 and 5.0 Stars to MA plans based on performance in several categories. CMS released the Company’s 2026 Star Ratings on October 9, 2025 and had awarded the Company's PPO (contract H5141) and HMO plans (contract H8010) with 3.5 Stars and 4.0 Stars, respectively.
As previously disclosed, on June 9, 2026, CMS informed the Company that, consistent with a court judgment in Clover Insurance Co. V. HHS, Civ. A. No. 25-142 (S.D. Ga) (the "Stars Litigation"), CMS had recalculated the 2026 Star Rating for the Company's PPO MA contract, H5141, from 3.5 Stars to 4.5 Stars for payment year 2027.
On June 17, 2026, CMS issued updated guidance informing all MA Organizations that it was voluntarily recalculating the 2027 Quality Bonus Payment ratings for certain MA contracts as a result of the decision in the Stars Litigation.

CMS’s guidance stated that MA organizations can view their recalculated 2027 QBP ratings in the Health Plan Management System ("HPMS"). HPMS displays the Company's PPO MA contract, H5141, rated at 4.5 Stars for payment year 2027, and also displays that the 2026 Star Rating for the Company's HMO MA contract, H8010, increased from 4.0 Stars to 4.5 Stars, which also impacts payment year 2027.

On July 21, 2026, CMS filed its Notice of Appeal of the district court's decision in the Stars Litigation with the United States Court of Appeals for the Eleventh Circuit.
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

The following table presents key financial measures for the periods indicated:

	Three Months Ended June 30,				Six months ended June 30,
	2026		2025		2026		2025
	Total	PMPM (1)	Total	PMPM (1)	Total	PMPM (1)	Total	PMPM (1)
	(dollar amounts in thousands, except PMPM amounts)
Consolidated:
Total revenues	$743,167	$1,579	$477,620	$1,509	$1,492,356	$1,597	$939,951	$1,510
Net medical claims incurred	$590,165	$1,254	$377,992	$1,194	$1,179,813	$1,263	$731,434	$1,175
Consolidated Gross profit	$153,002	$325	$99,628	$315	$312,543	$335	$208,517	$335
Adjusted SG&A	$112,086	$238	$82,493	$261	$231,370	$248	$165,600	$266
Adjusted EBITDA	$40,916	$87	$17,135	$54	$81,173	$87	$42,917	$69
Adjusted Net income	$40,352	$86	$16,722	$53	$80,094	$86	$42,038	$68
Insurance Segment:
Average Medicare Advantage membership (#)	156,840	N/A	105,494	N/A	155,723	N/A	103,727	N/A
Premiums earned, net	$737,767	$1,568	$469,826	$1,485	$1,481,956	$1,586	$926,732	$1,489
Insurance Net medical claims incurred	$615,422	$1,308	$394,212	$1,246	$1,225,423	$1,312	$762,100	$1,225
Insurance Benefits Expense Ratio	87.6%	N/A	88.4%	N/A	87.1%	N/A	87.3%	N/A
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Net income (loss) (GAAP):	$28,001	$(10,578)	$55,335	$(11,852)
Adjustments:
Salaries and benefits	54,138	61,309	111,201	120,331
General and administrative expenses	70,299	48,484	144,928	99,159
Depreciation and amortization	564	394	1,079	860
Change in fair value of warrants	—	19	—	19
Consolidated Gross profit (non-GAAP)	$153,002	$99,628	$312,543	$208,517

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
The table below provides a reconciliation of Total SG&A, a GAAP financial measure, to Adjusted SG&A, a non-GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Salaries and benefits	$54,138	$61,309	$111,201	$120,331
General and administrative expenses	70,299	48,484	144,928	99,159
Total SG&A (GAAP)	124,437	109,793	256,129	219,490
Adjustments:
Stock-based compensation	(9,084)	(26,195)	(21,355)	(52,632)
Non-recurring legal expenses and settlements	(3,267)	(1,105)	(3,404)	(1,258)
Adjusted SG&A (non-GAAP)	$112,086	$82,493	$231,370	$165,600

Total revenues (GAAP)	$743,167	$477,620	$1,492,356	$939,951
Adjusted SG&A (non-GAAP) as a percentage of Total revenues	15.1%	17.3%	15.5%	17.6%
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
The table below provides a reconciliation of Net income (loss), a GAAP financial measure, to Adjusted EBITDA, a non-GAAP financial measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Net income (loss) (GAAP):	$28,001	$(10,578)	$55,335	$(11,852)
Adjustments:
Depreciation and amortization	564	394	1,079	860
Change in fair value of warrants	—	19	—	19
Stock-based compensation	9,084	26,195	21,355	52,632
Non-recurring legal expenses and settlements	3,267	1,105	3,404	1,258
Adjusted EBITDA (non-GAAP)	$40,916	$17,135	$81,173	$42,917

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Net income (loss) (GAAP):	$28,001	$(10,578)	$55,335	$(11,852)
Adjustments:
Stock-based compensation	9,084	26,195	21,355	52,632
Non-recurring legal expenses and settlements	3,267	1,105	3,404	1,258
Adjusted Net income (non-GAAP)	$40,352	$16,722	$80,094	$42,038
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Insurance Net medical claims incurred, net (GAAP)	$615,422	$394,212	$1,225,423	$762,100
Adjustments:
Quality improvements	30,636	21,191	64,683	46,903
Insurance Benefits Expense (non-GAAP)	$646,058	$415,403	$1,290,106	$809,003

Premiums earned, net (GAAP)	$737,767	$469,826	$1,481,956	$926,732
Insurance Benefits Expense Ratio (non-GAAP)	87.6%	88.4%	87.1%	87.3%

Results of Operations
Comparison of the Three Months Ended June 30, 2026 and 2025
The following table summarizes our condensed consolidated results of operations for the three months ended June 30, 2026 and 2025. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended June 30,		Change Between 2026 and 2025
	2026	2025	($)	(%)
	(in thousands)
Revenues
Premiums earned, net (Net of ceded premiums of $91 and $96 for the three months ended June 30, 2026 and 2025, respectively)	$737,767	$469,826	$267,941	57.0%
Other income	5,400	7,794	(2,394)	(30.7)
Total revenues	743,167	477,620	265,547	55.6

Operating expenses
Net medical claims incurred	590,165	377,992	212,173	56.1
Salaries and benefits	54,138	61,309	(7,171)	(11.7)
General and administrative expenses	70,299	48,484	21,815	45.0
Depreciation and amortization	564	394	170	43.1
Total operating expenses	715,166	488,179	226,987	46.5
Income (loss) from operations	28,001	(10,559)	38,560	*

Change in fair value of warrants	—	19	(19)	*
Net income (loss)	$28,001	$(10,578)	$38,579	*
*    Not presented because the current or prior period amount is zero or the amount for the line item changed from a gain to a loss (or vice versa) and thus yields a result that is not meaningful.
Premiums earned, net
Premiums earned, net increased $267.9 million, or 57%, to $737.8 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase was primarily driven by growth in our average membership over the period, which increased approximately 49%, together with an approximately 6% increase in per-member premium. The higher per-member premium reflected higher CMS premium rates, including the effect of being paid on 4.0 Stars in the current payment year compared to 3.5 Stars in the prior period for our PPO plans, which cover the large majority of our members.
Other income
Other income decreased by $2.4 million, or 31%, to $5.4 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The decrease was primarily driven by the absence in 2026 of a non-recurring gain recognized in the prior-year period from the fair value remeasurement of an equity investment in a privately held company, and by lower investment income resulting from a lower interest rate environment, to which our returns are closely correlated given the short-duration nature of our investment portfolio.
Net medical claims incurred
Net medical claims incurred increased $212.2 million, or 56%, to $590.2 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase was primarily driven by growth in our average membership during the period, which increased approximately 49%, together with higher per-member medical costs. On a per-member basis, net medical claims incurred increased approximately 5% to $1,254 from $1,194, driven by the current-year benefit design and general medical cost trends.

Salaries and benefits
Salaries and benefits decreased by $7.2 million, or 12%, to $54.1 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The decrease was driven primarily by lower stock-based compensation expense, reflecting the completion in January 2026 of the requisite service period for certain founder equity awards granted in 2021, partially offset by higher cash compensation, including base salaries associated with increased headcount to support our membership growth.
General and administrative expenses
General and administrative expenses increased $21.8 million, or 45%, to $70.3 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase was primarily driven by higher administrative costs to support the growth in our membership, including higher professional fees, broker commissions, and other operating expenses.

Comparison of the Six Months Ended June 30, 2026 and 2025
The following table summarizes our condensed consolidated results of operations for the six months ended June 30, 2026 and 2025. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Six Months Ended June 30,		Change Between 2026 and 2025
	2026	2025	($)	(%)
	(in thousands)
Revenues
Premiums earned, net (Net of ceded premiums of $183 and $192 for the six months ended June 30, 2026 and 2025, respectively)	$1,481,956	$926,732	$555,224	59.9%
Other income	10,400	13,219	(2,819)	(21.3)
Total revenues	1,492,356	939,951	552,405	58.8

Operating expenses
Net medical claims incurred	1,179,813	731,434	448,379	61.3
Salaries and benefits	111,201	120,331	(9,130)	(7.6)
General and administrative expenses	144,928	99,159	45,769	46.2
Depreciation and amortization	1,079	860	219	25.5
Total operating expenses	1,437,021	951,784	485,237	51.0
Income (loss) from operations	55,335	(11,833)	67,168	*

Change in fair value of warrants	—	19	(19)	*
Net income (loss)	$55,335	$(11,852)	$67,187	*
*    Not presented because the current or prior period amount is zero or the amount for the line item changed from a gain to a loss (or vice versa) and thus yields a result that is not meaningful.
Premiums earned, net
Premiums earned, net increased $555.2 million, or 60%, to $1,482.0 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase was primarily driven by growth in our average membership over the period, which increased approximately 50%, together with an approximately 7% increase in per-member premium. The higher per-member premium reflected higher CMS premium rates, including the effect of being paid on 4.0 Stars in the current payment year compared to 3.5 Stars in the prior period for our PPO plans, which cover the large majority of our members.
Other income
Other income decreased by $2.8 million, or 21%, to $10.4 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The decrease was primarily driven by the absence in 2026 of a non-recurring gain recognized in the prior-year period from the fair value remeasurement of an equity investment in a privately held company, and by lower investment income resulting from a lower interest rate environment, to which our returns are closely correlated given the short-duration nature of our investment portfolio.
Net medical claims incurred
Net medical claims incurred increased $448.4 million, or 61%, to $1,179.8 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase was primarily driven by growth in our average members during the period, which increased approximately 50%, together with higher per-member medical costs. On a per-member basis, net medical claims incurred increased approximately 7% to $1,263 from $1,175, driven by the current-year benefit design and general medical cost trends.
Salaries and benefits
Salaries and benefits decreased by $9.1 million, or 8%, to $111.2 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. This decrease was primarily driven by lower stock-based compensation expense, reflecting the completion in January 2026 of the requisite service period for certain founder equity awards granted in 2021, partially offset by higher cash compensation, including base salaries associated with increased headcount to support our membership growth.

General and administrative expenses
General and administrative expenses increased $45.8 million, or 46%, to $144.9 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase was primarily driven by higher administrative costs to support the growth in our membership, including higher professional fees, broker commissions, and other operating expenses.
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
Consolidated Entities
Our cash equivalents and investment securities consist primarily of money market funds, U.S. government debt securities, and corporate debt securities. At June 30, 2026 and December 31, 2025, total cash, cash equivalents, and investments were $443.0 million and $319.9 million, respectively. These totals consist of $241.7 million and $224.6 million at June 30, 2026 and December 31, 2025, respectively, that specifically relate to available-for-sale and held-to-maturity investment securities.
Unregulated Entities
At June 30, 2026 and December 31, 2025, total cash, cash equivalents, and investments for the parent company, Clover Health Investments, Corp., and unregulated subsidiaries were $128.5 million and $122.0 million, respectively. We operate as a holding company in a highly regulated industry. As such, we may receive dividends and administrative expense reimbursements from our subsidiaries, two of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated insurance subsidiaries.
Regulated Entities
At June 30, 2026 and December 31, 2025, total cash, cash equivalents, and investments for our regulated subsidiaries were $314.5 million and $197.9 million, respectively. Additionally, our regulated insurance subsidiaries held $177.4 million and $178.1 million of available-for-sale and held-to-maturity investment securities at June 30, 2026 and December 31, 2025, respectively. Our use of operating cash derived from our unregulated subsidiaries is generally not restricted by departments of insurance (or comparable state regulatory agencies). Our regulated insurance subsidiaries are subject to regulations and standards in their respective jurisdictions on their ability to declare and pay dividends to the parent. As of June 30, 2026, there have been no dividends paid to the parent. Insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amounts calculated under any applicable formula would be permitted. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our regulated insurance subsidiary may in the future adopt statutory provisions more restrictive than those currently in effect.
For a detailed discussion of our regulatory requirements, including aggregate statutory capital and surplus as well as dividends paid from the subsidiaries to the parent, please refer to Notes 20 "Dividend Restrictions", 21 "Statutory Equity", and 22 "Regulatory Matters" in the 2025 Form 10-K.

Cash Flows
The following table summarizes our condensed consolidated cash flows for the six months ended June 30, 2026 and 2025.

Six Months Ended June 30,	2026	2025
	(in thousands)
Cash Flows Data:
Net cash provided by (used in) operating activities	$133,083	$(10,885)
Net cash (used in) provided by investing activities	(5,100)	44,496
Net cash used in financing activities	(7,447)	(39,506)
Increase (decrease) in cash and cash equivalents	$120,536	$(5,895)
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
For the six months ended June 30, 2026, Net cash provided by operating activities was $133.1 million, which reflects Net income of $55.3 million. The changes in operating assets and liabilities were largely attributable to a $97.6 million increase in Unpaid claims. Non-cash activities primarily included a $21.4 million charge to Stock-based compensation.
For the six months ended June 30, 2025, Net cash used in operating activities was $10.9 million, which reflects a Net loss of $11.9 million. Non-cash activities primarily included a $52.6 million charge to Stock-based compensation expense.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2026 of $5.1 million was primarily due to $68.1 million used to purchase investments. This was largely attributable to $64.5 million provided from the sales and maturities of investment securities.
Net cash provided by investing activities for the six months ended June 30, 2025 of $44.5 million was primarily due to $105.1 million provided from the sales and maturities of investment securities. This was partially offset by $59.9 million used to purchase investments.
For additional information regarding our investing activities, please refer to Note 3 "Investment Securities" to our condensed consolidated financial statements included in this Form 10-Q.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2026 of $7.4 million was primarily the result of cash paid for shares withheld related to stock-based compensation totaling $9.7 million.
Net cash used in financing activities for the six months ended June 30, 2025 of $39.5 million was primarily the result of cash paid for shares withheld related to stock-based compensation totaling $22.1 million in addition to repurchases of our Class A common stock totaling $18.3 million.
Financing Arrangements
There have been no material changes to our financing arrangements at June 30, 2026.

Contractual Obligations and Commitments
We believe that funds from projected future operating cash flows, cash, cash equivalents, and investments will be sufficient for future operations and commitments, and for capital acquisitions and other strategic transactions, over at least the next 12 months.
Material cash requirements from known contractual obligations and commitments at June 30, 2026 include operating lease obligations of $3.6 million. These commitments are associated with contracts that were enforceable and legally binding at June 30, 2026, and that specified all significant terms, including fixed or minimum services to be used, fixed, minimum, or variable price provisions, and the approximate timing of the actions under the contracts. There were no other material cash requirements from known contractual obligations and commitments at June 30, 2026. For additional information regarding our remaining estimated contractual obligations and commitments, see Note 12 "Commitments and Contingencies" in the accompanying notes to the condensed consolidated financial statements included in this Form 10-Q.
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
Critical Accounting Policies and Estimates
We believe that the accounting policies and estimates involve a significant degree of judgment and complexity. There have been no significant changes in our critical accounting policies and estimates during the three months ended June 30, 2026, as compared to the critical accounting policies and estimates disclosed in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 2025 Form 10-K.
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
We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. Our investment policy is focused on preservation of capital, liquidity, and earning a modest yield. Our fixed-maturity portfolio is invested primarily in U.S. government and government agency securities and investment-grade corporate debt securities. At June 30, 2026, all of our fixed-maturity securities were rated investment grade, and none were unrated or rated below investment grade.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our "Certifying Officers"), the effectiveness of our disclosure controls and procedures at June 30, 2026, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Certifying Officers concluded that, at June 30, 2026, our disclosure controls and procedures were effective.
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
Item 1A. Risk Factors
Except as set forth below or as subsequently disclosed in our periodic reports, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A of the 2025 Form 10-K. In the course of conducting our business operations, we are exposed to a variety of recurring and new risks, any of which have affected or could materially adversely affect our business, financial condition, and results of operations. The market price of our Class A common stock could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occurs. Any factor described in this report or in any of our other SEC filings could by itself, or together with other factors, adversely affect our financial results and condition. For a discussion of risk factors that could adversely affect our financial results and condition, and the value of, and return on, an investment in the Company, please see the "Item 1A. Risk Factors" section included in the 2025 Form 10-K, as updated by the risk factor set forth below, as well as the factors identified under "Cautionary Note Regarding Forward-Looking Statements" at the beginning of Part I, Item 1 of this Form 10-Q and as may be updated in subsequent filings with the SEC.
Our failure to protect our sites, networks, and systems against security breaches, or otherwise to protect our confidential or health information or the confidential or health information of our members, providers, or other third parties, could damage our reputation and brands, and substantially harm our business and results of operations.
Breaches of our security measures or those of our third-party service providers or other cybersecurity incidents could result in unauthorized access to our sites, networks, systems and accounts; unauthorized access to, and misappropriation of, individuals' personally identifiable information (“PII”), protected health information (“PHI”) or other confidential or proprietary information of ourselves, our members or other third parties; viruses, worms, spyware or other malware being served from our platform, networks or systems; deletion or modification of content or the display of unauthorized content on our platform; the loss of access to critical data or systems through ransomware, destructive attacks or other means; and business delays, service or system disruptions or denials of service. Healthcare organizations are frequent targets of increasingly sophisticated cyberattacks, including phishing, social engineering, ransomware, credential compromise and other attempts to gain unauthorized access to systems and sensitive information. Such attacks are increasing in their frequency, levels of persistence, sophistication and intensity, and they are being conducted by increasingly sophisticated and organized groups and individuals with a wide range of motives and expertise, including through the use of artificial intelligence and other technologies (including generative AI models). Threat actors are using these technologies to create sophisticated new attack methods that are increasingly automated, targeted, coordinated and difficult to defend against. This may increase the effectiveness of social engineering and other attacks and make detection more difficult. Such attacks may remain undetected for an extended period of time.
If any of these breaches of security should occur, whether involving our systems or those of our vendors, business partners or other third parties, we cannot guarantee that recovery protocols and backup systems will be sufficient to prevent data loss or the interruption, disruption or malfunction of our operations, including with respect to telehealth services. As a result, we could face regulatory investigations or enforcement actions, litigation, indemnification obligations, contractual disputes, and other liabilities. We could also incur costs relating to breach remediation, deployment of additional personnel and protection technologies, and response to governmental investigations and media inquiries and coverage; be required to engage third-party experts and consultants; and face litigation, regulatory action, notification obligations, operational disruptions, and other potential liabilities. Our reputation and brand could be damaged, and our business may suffer. We could face loss of business, reputational harm, reduced member, provider or broker confidence and be required to expend significant capital and other resources to alleviate problems caused by such breaches. Actual or anticipated security breaches or attacks may cause us to incur increasing costs, including costs to respond to and remediate cybersecurity incidents, deploy additional personnel and protection technologies, train employees, engage third-party experts and consultants, enhance our security measures and comply with applicable legal and regulatory requirements.

For example, as previously disclosed, on July 4, 2026, we identified unauthorized access to certain of our information systems resulting from a social engineering attack involving three non-managerial employee accounts. Based on our investigation to date, the affected accounts were associated with member visit-scheduling and broker-facing sales functions and had access to certain PII and PHI, but did not have access to our corporate financial or claims systems. Although we believe our prompt response successfully contained and terminated this unauthorized access and, based on information currently available, we do not believe this incident has had, or is reasonably likely to have, a material impact on our business, financial condition or results of operations, our investigation remains ongoing and the ultimate scope, nature and extent of any unauthorized access to or acquisition of data has not been fully determined. For a discussion of litigation arising from this incident, see Note 12 “Commitments and Contingencies – Legal Actions” in the accompanying notes to the condensed consolidated financial statements included in this Form 10-Q.
Moreover, certain of our third-party service providers provide technology-related services and/or store or have access to our data and may not have effective controls, processes or practices to protect our information from loss, unauthorized disclosure, unauthorized use or misappropriation, cyberattacks or other data security incidents. A vulnerability in such service providers’ software or systems, a failure in their safeguards, policies or procedures, or a cyberattack or other data security incident affecting any of these third parties could result in harm to our business. For example, in 2024, one of our vendors, UnitedHealth Group’s Change Healthcare, experienced a ransomware attack that compromised certain of our members’ personal information (including PHI). Although the Change Healthcare incident did not have a material impact on our business, financial condition or results of operations, it illustrates the ongoing and evolving nature of cybersecurity threats facing the Company and its service providers.
While we maintain administrative, technical and physical safeguards designed to protect our systems and information, including employee training, incident response procedures and other security controls, these measures may not be effective in preventing or detecting all cybersecurity incidents or mitigating all related risks. Any compromise could violate applicable privacy, data protection, data security, network and information systems security and other laws, and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures. We devote significant resources to protect against security breaches, and we may need to devote significantly more resources in the future to address problems caused by breaches, including notifying affected subscribers and responding to any resulting litigation, which would divert resources from the growth and expansion of our business. Any future cybersecurity incident could have a material effect on our business, financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
During the three months ended June 30, 2026, as described below, two of the Company’s officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act).
On June 8, 2026, Conrad Wai, Chief Executive Officer of Counterpart Health, Inc., our subsidiary, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The trading arrangement was entered into during an open trading window in accordance with the Company’s Insider Trading Policy and includes a cooling-off period of 90 days. The arrangement provides for the potential sale of up to 1,470,056 shares of the Company’s Class A Common Stock, subject to specified market price conditions and other terms, beginning no earlier than September 15, 2026, and ending no later than June 17, 2027. Mr. Wai has informed the Company that the purpose of the trading arrangement is to facilitate personal financial planning, including tax and diversification strategies. Any transactions under the arrangement will be disclosed publicly through Form 4 filings with the Securities and Exchange Commission, as applicable.
On May 14, 2026, Andrew Toy, the Chief Executive Officer of the Company and a director adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The trading arrangement was entered into during an open trading window in accordance with the Company's Insider Trading Policy and includes a cooling-off period of 90 days. The trading arrangement provides for the potential sale of up to 3,786,201 shares of the Company's Class A Common Stock, subject to specified market price conditions and other terms, beginning no earlier than August 13, 2026, and ending no later than December 31, 2027. Mr. Toy has informed the Company that the purpose of the trading arrangement is to facilitate personal financial planning, including tax and diversification strategies. Any transaction under the trading arrangement will be disclosed publicly through Form 4 filings with the SEC, as applicable.

Item 6. Exhibits and Financial Statement Schedules
A list of exhibits to this Form 10-Q is set forth below:

Exhibit No.	Description
10.1*	Separation Agreement and Release, between the Clover Health LLC and Peter Kuipers, dated April 3, 2026
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_____________
* Filed herewith.
† Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLOVER HEALTH INVESTMENTS, CORP.

Date: August 7, 2026	By:	/s/ Andrew Toy
Andrew Toy
Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2026	By:	/s/ Clay Thornton
Clay Thornton
Interim Chief Financial Officer (Principal Financial Officer)

Date: August 7, 2026	By:	/s/ Joe Oldakowski
Joe Oldakowski
Vice President, Controller (Principal Accounting Officer)