Form 10-Q
period 2026-09-30
CLOVER HEALTH INVESTMENTS, CORP. /DE
filed 2026-11-06
CIK 1801170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At October 30, 2026, the registrant had 439,707,261 shares of Class A Common Stock, $0.0001 par value per share, and 95,713,497 shares of Class B Common Stock, $0.0001 par value per share, issued and outstanding.

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

PART I
Item 1. Financial Statements (Unaudited)
CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$268,067	$78,301
Short-term investments	4,516	17,047
Investment securities, available-for-sale (Amortized cost: 2026: $58,934; 2025: $23,231)	58,570	23,131
Investment securities, held-to-maturity (Fair value: 2026: $1,565; 2025: $1,779)	1,582	1,777
Accrued retrospective premiums	74,440	63,875
Healthcare receivables	95,113	94,866
Prepaid expenses	16,938	18,209
Other assets, current	15,835	10,649
Total current assets	535,061	307,855

Investment securities, available-for-sale (Amortized cost: 2026: $170,241; 2025: $186,464)	167,253	187,092
Investment securities, held-to-maturity (Fair value: 2026: $12,260; 2025: $12,495)	12,608	12,571
Property and equipment, net	7,751	6,385
Other intangible assets	2,990	2,990
Other assets, non-current	28,017	24,118
Total assets	$753,680	$541,011

Liabilities and Stockholders' Equity
Current liabilities:
Unpaid claims	$269,101	$153,250
Accounts payable and accrued expenses	33,814	36,211
Accrued salaries and benefits	36,792	16,038
Other liabilities, current	6,192	3,324
Total current liabilities	345,899	208,823

Other liabilities, non-current	16,909	23,484
Total liabilities	362,808	232,307
Commitments and Contingencies (Note 12)
Stockholders' equity:
Class A Common Stock, $0.0001 par value; 2,500,000,000 shares authorized at September 30, 2026 and December 31, 2025; 437,698,453 and 426,669,369 issued and outstanding at September 30, 2026 and December 31, 2025, respectively	43	43
Class B Common Stock, $0.0001 par value; 500,000,000 shares authorized at September 30, 2026 and December 31, 2025; 95,713,497 and 92,373,157 issued and outstanding at September 30, 2026 and December 31, 2025, respectively	9	9
Additional paid-in capital	2,716,621	2,682,663
Accumulated other comprehensive (loss) income	(3,352)	528
Accumulated deficit	(2,226,582)	(2,288,352)
Less: Treasury stock, at cost; 35,782,658 and 33,412,273 shares held at September 30, 2026 and December 31, 2025, respectively	(95,867)	(86,187)
Total stockholders' equity	390,872	308,704
Total liabilities and stockholders' equity	$753,680	$541,011
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands, except per share and share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Premiums earned, net (Net of ceded premiums of $87 and $92 for the three months ended September 30, 2026 and 2025 respectively, and $270 and $284 for the nine months ended September 30, 2026 and 2025, respectively)	$748,784	$479,128	$2,230,740	$1,405,860
Other income	10,520	17,522	20,920	30,741
Total revenues	759,304	496,650	2,251,660	1,436,601

Operating expenses:
Net medical claims incurred	629,455	423,473	1,809,268	1,154,907
Salaries and benefits	55,973	48,195	167,174	168,526
General and administrative expenses	66,831	48,953	211,759	148,112
Depreciation and amortization	610	406	1,689	1,266
Total operating expenses	752,869	521,027	2,189,890	1,472,811
Income (loss) from operations	6,435	(24,377)	61,770	(36,210)

Change in fair value of warrants	—	—	—	19
Net income (loss)	$6,435	$(24,377)	$61,770	$(36,229)

Per share data:
Basic weighted average number of class A and class B common shares and common share equivalents outstanding	531,602,371	512,743,521	527,642,546	510,191,111
Diluted weighted average number of class A and class B common shares and common share equivalents outstanding	557,476,797	512,743,521	548,965,149	510,191,111

Basic earnings (loss) per share	$0.01	$(0.05)	$0.12	$(0.07)
Diluted earnings (loss) per share	$0.01	$(0.05)	$0.11	$(0.07)

Net unrealized (loss) gain on available-for-sale investments	(1,801)	294	(3,880)	2,055
Comprehensive income (loss)	$4,634	$(24,083)	$57,890	$(34,174)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2025	426,669,369	$43	92,373,157	$9	33,412,273	$(86,187)	$2,682,663	$(2,288,352)	$528	$308,704
Stock issuance for exercise of stock options, net of early exercise liability	23,782	—	—	—	—	—	30	—	—	30
Stock-based compensation	—	—	—	—	—	—	12,451	—	—	12,451
Vested restricted stock units	4,427,824	—	3,342,699	—	—	—	—	—	—	—
Unrealized holdings loss on investment securities, available for sale	—	—	—	—	—	—	—	—	(1,200)	(1,200)
Shares withheld for taxes on equity awards	(1,565,397)	—	—	—	1,565,397	(7,893)	—	—	—	(7,893)
Net income	—	—	—	—	—	—	—	27,334	—	27,334
Balance, March 31, 2026	429,555,578	$43	95,715,856	$9	34,977,670	$(94,080)	$2,695,144	$(2,261,018)	$(672)	$339,426
Stock issuance for exercise of stock options, net of early exercise liability	938,635	—	—	—	—	—	1,652	—	—	1,652
Stock-based compensation	—	—	—	—	—	—	9,293	—	—	9,293
Vested restricted stock units	3,472,290	—	—	—	—	—	—	—	—	—
Unrealized holdings loss on investment securities, available for sale	—	—	—	—	—	—	—	—	(879)	(879)
Conversion from Class B common stock to Class A common stock	930	—	(930)	—	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(804,988)	—	—	—	804,988	(1,787)	—	—	—	(1,787)
Issuance of common stock under employee stock purchase plan	270,199	—	—	—	—	—	551	—	—	551
Net income	—	—	—	—	—	—	—	28,001	—	28,001
Balance, June 30, 2026	433,432,644	$43	95,714,926	$9	35,782,658	$(95,867)	$2,706,640	$(2,233,017)	$(1,551)	$376,257
Stock issuance for exercise of stock options, net of early exercise liability	1,033,850	—	—	—	—	—	1,728	—	—	1,728
Stock-based compensation	—	—	—	—	—	—	8,253	—	—	8,253
Vested restricted stock units	3,230,530	—	—	—	—	—	—	—	—	—
Unrealized holdings loss on investment securities, available for sale	—	—	—	—	—	—	—	—	(1,801)	(1,801)
Conversion from Class B common stock to Class A common stock	1,429	—	(1,429)	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	6,435	—	6,435
Balance, September 30, 2026	437,698,453	$43	95,713,497	$9	35,782,658	$(95,867)	$2,716,621	$(2,226,582)	$(3,352)	$390,872

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2024	414,493,051	$41	89,032,305	$9	18,752,947	$(30,991)	$2,576,471	$(2,202,803)	$(1,584)	$341,143
Stock issuance for exercise of stock options, net of early exercise liability	139,709	—	—	—	—	—	215	—	—	215
Stock-based compensation	—	—	—	—	—	—	26,437	—	—	26,437
Vested restricted stock units	6,431,417	1	3,342,698	—	—	—	—	—	—	1
Unrealized holdings gain on investment securities, available for sale	—	—	—	—	—	—	—	—	1,510	1,510
Shares withheld for taxes on equity awards	(1,833,218)	—	—	—	1,833,218	(13,659)	—	—	—	(13,659)
Repurchases of common stock	(5,069,423)	(1)	—	—	5,069,423	(18,297)	—	—	—	(18,298)
Net loss	—	—	—	—	—	—	—	(1,274)	—	(1,274)
Balance, March 31, 2025	414,161,536	$41	92,375,003	$9	25,655,588	$(62,947)	$2,603,123	$(2,204,077)	$(74)	$336,075
Stock issuance for exercise of stock options, net of early exercise liability	97,249	—	—	—	—	—	148	—	—	148
Stock-based compensation	—	—	—	—	—	—	26,195	—	—	26,195
Vested restricted stock units	6,417,884	1	—	—	—	—	—	—	—	1
Unrealized holdings gain on investment securities, available for sale	—	—	—	—	—	—	—	—	251	251
Shares withheld for taxes on equity awards	(2,476,795)	—	—	—	2,476,795	(8,468)	—	—	—	(8,468)
Issuance of Common Stock under Employee Stock Purchase Plan	186,901	—	—	—	—	—	555	—	—	555
Net loss	—	—	—	—	—	—	—	(10,578)	—	(10,578)
Balance, June 30, 2025	418,386,775	$42	92,375,003	$9	28,132,383	$(71,415)	$2,630,021	$(2,214,655)	$177	$344,179
Stock issuance for exercise of stock options, net of early exercise liability	163,180	—	—	—	—	—	305	—	—	305
Stock-based compensation	—	—	—	—	—	—	26,106	—	—	26,106
Vested restricted stock units	5,401,427	1	—	—	—	—	—	—	—	1
Unrealized holdings gain on investment securities, available for sale	—	—	—	—	—	—	—	—	294	294
Conversion from Class B Common Stock to Class A Common Stock	1,846	—	(1,846)	—	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(2,132,156)	(1)	—	—	2,132,156	(5,575)	—	—	—	(5,576)
Net loss	—	—	—	—	—	—	—	(24,377)	—	(24,377)
Balance, September 30, 2025	421,821,072	$42	92,373,157	$9	30,264,539	$(76,990)	$2,656,432	$(2,239,032)	$471	$340,932
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOVER HEALTH INVESTMENTS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$61,770	$(36,229)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	1,689	1,266
Stock-based compensation	29,377	78,738
Change in fair value of warrants and amortization of warrants	—	19
Accretion, net of amortization	(1,312)	(1,342)
Change in accrued interest earned	90	726
Net realized gains on investment securities	(29)	(625)
Changes in operating assets and liabilities:
Accrued retrospective premiums	(10,565)	(4,317)
Prepaid expenses	1,271	707
Other assets	(9,083)	(10,451)
Healthcare receivables	(247)	(6,402)
Unpaid claims	115,851	(15,939)
Accounts payable and accrued expenses	(2,397)	(1,626)
Accrued salaries and benefits	20,754	(1,919)
Other liabilities	(3,707)	(1,388)
Net cash provided by operating activities	203,462	1,218
Cash flows from investing activities:
Purchases of short-term investments, available-for-sale, and held-to-maturity securities	(73,053)	(98,991)
Proceeds from sales of short-term investments and available-for-sale securities	57,240	113,707
Proceeds from maturities of short-term investments and available-for-sale securities	10,271	25,801
Purchases of property and equipment	(2,434)	(1,446)
Net cash (used in) provided by investing activities	(7,976)	39,071
Cash flows from financing activities:
Issuance of common stock, net of early exercise liability	3,409	668
Issuance of common stock under employee stock purchase plan, net of stock issuance costs	551	555
Cash paid for shares withheld related to stock-based compensation	(9,680)	(27,702)
Repurchases of common stock	—	(18,298)
Net cash used in financing activities	(5,720)	(44,777)
Net increase (decrease) in cash and cash equivalents	189,766	(4,488)
Cash and cash equivalents, beginning of period	78,301	194,543
Cash and cash equivalents, end of period	$268,067	$190,055
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
In 2024, the Company launched Counterpart Health, Inc., a Software-as-a-Service (“SaaS”) and Tech Enabled Services Solution to bring the power of CA Technology to Medicare Advantage payors and providers. This external offering aims to equip clinician users with the Company's already built, clinician-centric, and AI-powered care management platform. Strategically, Counterpart Health, Inc., a subsidiary of Clover Health, aims to extend the benefits of data-driven proven technology and personalized care to a wider audience, enabling enhanced patient outcomes and reduced healthcare costs across the nation. Counterpart Health is complementary to Clover Health, and enables the Company to deploy and expand the reach of its existing technology asset for new potential growth and high margin business opportunities, with low startup costs.
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
The area involving the most significant use of estimates is the liability for incurred but not reported claims, which is based on actuarial methods and assumptions that are inherently uncertain. Actual claims experience may differ materially from these estimates, and any resulting adjustments are recognized in the period in which they are determined. Other areas involving significant estimates include risk adjustment provisions related to Medicare contracts (including the potential impact of Risk Adjustment Data Validation (“RADV”) audits) and the valuation of the Company’s investment securities, reinsurance, premium deficiency reserve, stock-based compensation, recoveries from third parties for coordination of benefits, and final determination of medical cost adjustment pools.

Deferred acquisition costs
Acquisition costs directly related to the successful acquisition of new business, which are primarily made up of commission costs, are deferred and subsequently amortized. Deferred acquisition costs are recorded within Other assets, current in the Condensed Consolidated Balance Sheets and are amortized over the estimated life of the related contracts. The amortization of deferred acquisition costs is recorded within General and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). For the three months ended September 30, 2026 and 2025, charges related to deferred acquisition costs of $6.2 million and $5.1 million, respectively, were recognized within General and administrative expenses. For the nine months ended September 30, 2026 and 2025, charges related to deferred acquisition costs of $16.4 million and $12.2 million, respectively, were recognized within General and administrative expenses.
Recent accounting pronouncements
Recently adopted accounting pronouncements
There have been no new accounting pronouncements adopted during the nine months ended September 30, 2026 that had a material impact on the Company's condensed consolidated financial statements.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments in this update clarify the applicability of Topic 270 to interim financial statements and notes presented in accordance with U.S. GAAP, provide a comprehensive list of interim disclosures required under Topic 270 and other Topics, and add a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments are not intended to change the fundamental nature of interim reporting or to expand or reduce current interim disclosure requirements. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of ASU 2025-11 on its consolidated financial statements and related disclosures.

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
3. Investment Securities
The following tables present amortized cost and fair values of investments at September 30, 2026 and December 31, 2025, respectively:

September 30, 2026	Amortized cost	Accumulated unrealized gains	Accumulated unrealized losses	Fair value
	(in thousands)
Investment securities, held-to-maturity:
U.S. government and government agencies and authorities	$14,190	$—	$(365)	$13,825
Investment securities, available-for-sale:
U.S. government and government agencies and authorities	142,873	4	(2,231)	140,646
Corporate debt securities	86,085	1	(1,121)	84,965
Other	217	—	(5)	212
Total held-to-maturity and available-for-sale investment securities	$243,365	$5	$(3,722)	$239,648

December 31, 2025	Amortized cost	Accumulated unrealized gains	Accumulated unrealized losses	Fair value
	(in thousands)
Investment securities, held-to-maturity:
U.S. government and government agencies and authorities	$14,348	$3	$(77)	$14,274
Investment securities, available-for-sale:
U.S. government and government agencies and authorities	129,217	522	(292)	129,447
Corporate debt securities	80,197	309	(11)	80,495
Other	281	—	—	281
Total held-to-maturity and available-for-sale investment securities	$224,043	$834	$(380)	$224,497
The following table presents the amortized cost and fair value of debt securities at September 30, 2026, by contractual maturity:

September 30, 2026	Held-to-maturity		Available-for-sale
	Amortized cost	Fair value	Amortized cost	Fair value
	(in thousands)
Due within one year	$1,582	$1,565	$58,934	$58,570
Due after one year through five years	12,497	12,180	170,241	167,253
Due after five years through ten years	—	—	—	—
Due after ten years	111	80	—	—
Total	$14,190	$13,825	$229,175	$225,823

For the three and nine months ended September 30, 2026 and 2025, respectively, net investment income, which is included in Other income in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), was derived from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Cash and cash equivalents	$3,509	$3,138	$7,730	$7,472
Short-term investments	28	—	163	—
Investment securities	2,324	2,134	6,793	7,090
Investment income, net	$5,861	$5,272	$14,686	$14,562
Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at September 30, 2026 and December 31, 2025, respectively:

September 30, 2026	Less than 12 months		Greater than 12 months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands, except number of positions)
U.S. government and government agencies and authorities	$144,632	$(2,418)	$5,200	$(178)	$149,832	$(2,596)
Corporate debt securities	84,208	(1,121)	—	—	84,208	(1,121)
Other	212	(5)	—	—	212	(5)
Total	$229,052	$(3,544)	$5,200	$(178)	$234,252	$(3,722)
Number of positions	212		12		224

December 31, 2025	Less than 12 months		Greater than 12 months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands, except number of positions)
U.S. government and government agencies and authorities	$16,669	$(38)	$14,626	$(331)	$31,295	$(369)
Corporate debt securities	13,733	(11)	—	—	13,733	(11)
Total	$30,402	$(49)	$14,626	$(331)	$45,028	$(380)
Number of positions	24		9		33
The Company did not record any credit allowances for debt securities that were in an unrealized loss position at September 30, 2026 and December 31, 2025.
At September 30, 2026, all securities were investment grade, with credit ratings of BBB or higher by S&P Global or as determined by other credit rating agencies within the Company's investment policy. Unrealized losses on investment grade securities are principally related to changes in interest rates or changes in issuer or sector related credit spreads since the securities were acquired. The gross unrealized investment losses at September 30, 2026, were assessed, based on, among other things:
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

Proceeds from sales and maturities of investment securities, inclusive of short-term investments, and related gross realized gains (losses) which are included in Other income in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), were as follows for the three and nine months ended September 30, 2026 and 2025, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Proceeds from sales of investment securities	$922	$34,394	$57,240	$113,707
Proceeds from maturities of investment securities	2,065	—	10,271	25,801

Gross realized gains	1	190	115	635
Gross realized losses	(1)	(2)	(86)	(10)
Net realized gains	$—	$188	$29	$625
At September 30, 2026 and December 31, 2025, the Company had $15.0 million and $14.6 million, respectively, in deposits with various states and regulatory bodies that are included as part of the Company's investment balances.
4. Fair Value Measurements
The following tables present a summary of fair value measurements for financial instruments at September 30, 2026 and December 31, 2025, respectively:

September 30, 2026	Level 1	Level 2	Level 3	Total Fair Value
	(in thousands)
U.S. government and government agencies	$—	$140,646	$—	$140,646
Corporate debt securities	—	84,965	—	84,965
Private equity investments	—	—	15,896	15,896
Other	—	212	—	212
Total assets at fair value	$—	$225,823	$15,896	$241,719

December 31, 2025	Level 1	Level 2	Level 3	Total Fair Value
	(in thousands)
U.S. government and government agencies	$—	$129,447	$—	$129,447
Corporate debt securities	—	80,495	—	80,495
Private equity investments	—	—	12,226	12,226
Other	—	281	—	281
Total assets at fair value	$—	$210,223	$12,226	$222,449

Realized and unrealized gains and losses on Level 3 financial instruments are recognized in Other income in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The changes in balances of Level 3 financial assets and liabilities for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Equity investments:
Balance, beginning of period	$12,226	$—	$12,226	$—
Unrealized gains	3,670	13,424	3,670	13,424
Transfers into Level 3	—	1,826	—	1,826
Balance, end of period	$15,896	$15,250	$15,896	$15,250
Unrealized gains for assets still held at end of period, included in Net income (loss)	$3,670	$13,424	$3,670	$13,424

Warrants receivable:
Balance, beginning of period	$—	$745	$—	$764
Realized gains	—	835	—	835
Unrealized losses	—	—	—	(19)
Sales	—	(1,579)	—	(1,579)
Balance, end of period	$—	$1	$—	$1
Unrealized losses for assets still held at end of period, included in Net income (loss)	$—	$—	$—	$(18)

Total Level 3 assets, end of period	$15,896	$15,251	$15,896	$15,251
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
Warrants Receivable
During the nine months ended September 30, 2025, the Company had exercisable private warrants which were embedded in several agreements as derivatives. These private warrants were accounted for as assets in accordance with ASC 815, Derivatives and Hedging, were measured at fair value on a recurring basis, and were classified within Level 3 due to the subjectivity and use of estimates in the calculation of their fair value. During the three months ended September 30, 2025, one of the Company's warrant receivable arrangements was fully liquidated for total consideration of $1.6 million, resulting in a realized gain of $0.8 million recognized within Other income in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
5. Healthcare Receivables
Healthcare receivables include pharmaceutical rebates that are accrued as they are earned and estimated based on contracted rebate rates, eligible amounts submitted to the manufacturers by the Company's pharmacy manager, pharmacy utilization volume, and historical collection patterns. Also included in Healthcare receivables are Medicare Part D settlement receivables, member premium receivables, and other CMS receivables. The Company reported $95.1 million and $94.9 million within Healthcare receivables at September 30, 2026 and December 31, 2025, respectively.

6. Related Party Transactions
Related party agreements
The Company has a contract with Medical Records Exchange, LLC (formerly known as "ChartFast," now d/b/a Credo) pursuant to which the Company receives administrative services related to medical records retrieval via Credo's electronic applications and web portal platform. Vivek Garipalli, the Company's Executive Chairman and significant stockholder of the Company, is an indirect owner of Credo Health Solutions, Inc. Expenses and fees incurred related to this agreement were $0.4 million and $0.1 million for the three months ended September 30, 2026 and 2025, respectively, and $2.2 million and $0.4 million for the nine months ended September 30, 2026 and 2025, respectively. The Company recognizes the expenses and fees incurred within General and administrative expenses in its Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Additionally, zero was payable to Credo at each of September 30, 2026, and December 31, 2025.
Since July 2, 2021, the Company has contracted with Thyme Care, Inc. ("Thyme Care"), an oncology care management company, through which Thyme Care was engaged to provide cancer care management services to the Company's Insurance members and develop a provider network to help ensure member access to high-value oncology care. The Company and Thyme Care have amended the terms of the engagement, effective April 1, 2023, to include additional clinical services available to Clover members as well as the value based payment terms. The Company entered into an agreement with Thyme Care effective September 23, 2020 where the Company purchased 1,773,049 shares (less than five percent (5%) of its class A common stock). The fair value of these shares is $7.6 million and $3.9 million at September 30, 2026, and December 31, 2025, respectively, and is recognized within Other assets, non-current, in the Condensed Consolidated Balance Sheets. In accordance with ASC 321, Investments - Equity Securities, any changes in fair value associated with these shares are recognized within Other income in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Mr. Garipalli is a member of the board of directors of Thyme Care and holds an equity interest of less than five percent (5%) of that entity. Expenses and fees incurred related to this agreement were $2.7 million and $1.9 million for the three months ended September 30, 2026 and 2025, respectively, and $8.5 million and $6.1 million for the nine months ended September 30, 2026 and 2025, respectively. The Company recognizes the expenses and fees incurred within Net medical claims incurred in its Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Additionally, $12.3 million and $6.6 million were payable to Thyme Care at September 30, 2026, and December 31, 2025, respectively which are included within Unpaid claims in the Condensed Consolidated Balance Sheets.
The Company entered into a Master Services Agreement in July 2025 with Guidehealth, LLC ("Guidehealth") for value-based care enablement and outsourced administrative services. These services primarily leverage technology and support teams to accelerate and enhance medication adherence rates and patient outcomes. Thomas Tran, a member of the Company's Board of Directors and Chair of the Company's Audit Committee, also serves as a director of Guidehealth and holds an ownership interest of less than 5% in Guidehealth. All related costs are recognized within General and administrative expenses in the Company's Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The Company terminated its agreement with Guidehealth effective March 31, 2026. As part of the final settlement, the Company recognized $0.1 million contra expense for the three and nine months ended September 30, 2026 and recognized expense of $0.3 million for the three and nine months ended September 30, 2025. Additionally, zero was payable at each of September 30, 2026, and December 31, 2025.
The Company holds a non-controlling equity investment in Character Biosciences ("CB"), which is accounted for under ASC 321, Investments - Equity Securities, at fair value. In accordance with ASC 321, the Company recognizes the fair value of its equity investment in CB within Other assets, non-current on its Condensed Consolidated Balance Sheets and recognizes any change in fair value within Other income in its Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). At September 30, 2026 and December 31, 2025, the fair value of this investment was $8.3 million. CB is considered a related party because the Company's Executive Chairman and a significant stockholder of the Company, Vivek Garipalli, serves as a member of CB’s Board of Directors. There were no transactions between the Company and CB during the periods presented.
The Company entered into a Master Services Agreement in May 2026 with GoldenScript, Inc. ("GoldenScript"), a value-based care management organization, for administrative and clinical management services designed to lower the cost of prescription drugs for members while maintaining or improving quality. GoldenScript is approximately 25% owned by Wormhole Capital, an investment entity affiliated with Vivek Garipalli, the Company's Executive Chairman and a significant stockholder of the Company. As a result, Mr. Garipalli holds an indirect ownership interest in GoldenScript. Expenses and fees incurred related to this agreement were $0.8 million and $1.3 million for the three and nine months ended September 30, 2026, respectively. The Company recognizes the expenses and fees incurred within General and administrative expenses in its Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Additionally, $0.4 million was payable to GoldenScript at September 30, 2026 which is included within Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets.

The Company entered into an agreement in July 2025 with PopAi Health, Inc. ("PopAi") for a voice AI platform that documents and evaluates patient interactions in support of the Company's care delivery and care coordination programs. Demetrios Kouzoukas, a member of the Company's Board of Directors, is a Partner and Principal of Team8, a venture capital firm that owns approximately 40% of PopAi. Mr. Kouzoukas holds an ownership interest of less than 10% in PopAi. The Company terminated its agreement with PopAi effective December 31, 2026. Expenses and fees incurred related to this agreement were $0.1 million and $0.2 million for the three and nine months ended September 30, 2026, respectively. The Company recognizes the expenses and fees incurred within General and administrative expenses in its Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Additionally, less than $0.1 million was payable to PopAi at September 30, 2026 which is included within Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets.
7. Unpaid Claims
Activity within the liability for Unpaid claims, including claims adjustment expenses, for the nine months ended September 30, 2026 and 2025, respectively, is summarized as follows:

Nine Months Ended September 30,	2026	2025
	(in thousands)
Gross and net balance, beginning of period	$153,250	$156,396
Incurred related to:
Current year	1,780,617	1,120,914
Prior years	(16,896)	9,604
Total incurred	1,763,721	1,130,518
Paid related to:
Current year	1,522,144	991,501
Prior years	125,726	154,956
Total paid	1,647,870	1,146,457
Gross and net balance, end of period	$269,101	$140,457
The Company uses standard actuarial techniques to establish unpaid claims reserves. Management estimates are supported by the Company's actuarial analysis. The Company utilizes an internal actuarial team to review the adequacy of unpaid claim and unpaid claim adjustment expense. The estimation of claim costs is inherently difficult and requires significant judgment. The estimation has considerable inherent variability and can fluctuate significantly depending upon several factors, including medical cost trends and claim payment patterns, general economic conditions, and regulatory changes. The time value of money is not taken into account for the purposes of calculating the liability for unpaid claims. Management believes that the current reserves are adequate based on currently available information.
Unpaid Claims for Insurance Operations
Unpaid claims for Insurance operations were $269.1 million at September 30, 2026. During the nine months ended September 30, 2026, $125.7 million was paid for incurred claims attributable to insured events of prior years. A favorable development of $16.9 million was recognized during the nine months ended September 30, 2026, resulting from the Company's actual experience with claims developing differently as compared to the Company's estimates at December 31, 2025. An unfavorable development of $9.6 million was recognized during the nine months ended September 30, 2025, resulting from the Company's actual experience with claims developing differently as compared to the Company's estimates at December 31, 2024. Original estimates are increased or decreased, as additional information becomes known regarding individual claims. The ratio of current year medical claims paid as a percentage of current year net medical claims incurred was 85.5% for the nine months ended September 30, 2026, and 88.5% for the nine months ended September 30, 2025. This ratio serves as an indicator of claims processing speed, indicating that claims were processed at a slower rate during the nine months ended September 30, 2026, than during the nine months ended September 30, 2025.

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
9. Employee Benefit Plans
Employee Savings Plan
The Company has a defined contribution retirement savings plan (the "401(k) Plan") covering eligible employees, which includes safe harbor matching contributions based on the amount of employees' contributions to the 401(k) Plan. The Company contributes to the 401(k) Plan annually 100.0% of the first 4.0% of compensation that is contributed by the employee up to 4.0% of eligible annual compensation after one year of service. The Company's service contributions to the 401(k) Plan amounted to approximately $0.6 million and $0.6 million for the three months ended September 30, 2026 and 2025, respectively, and $1.8 million and $1.6 million for the nine months ended September 30, 2026 and 2025, respectively, and are included in Salaries and benefits in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The Company's cash match is invested pursuant to the participant's contribution direction. Employer contributions are immediately 100.0% vested.
Stock-based Compensation
The Company maintains various equity incentive plans (the "Plans"), which are described in Note 14 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. During the period ended September 30, 2026, there were no material modifications to the Plans.
Shares authorized, outstanding and remaining under the Plans at September 30, 2026 were as follows:

September 30, 2026	Shares Authorized Under Plans	Shares Outstanding Under Plans	Shares Remaining Under Plans
2014 Equity Incentive Plan ("2014 Plan")	54,402,262	19,935,678	N/A
2020 Equity Incentive Plan ("2020 Plan")	112,256,721	32,491,059	15,880,558
2020 Management Incentive Plan ("2020 MIP")	33,426,983	—	—
2022 Inducement Award Plan ("Inducement Plan")	11,000,000	866,867	1,321,485

Compensation cost presented in Salaries and benefits in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Stock options	$—	$42	$29	$336
Restricted Stock Units ("RSUs")	7,816	23,113	28,771	69,206
Performance Restricted Stock Units ("PRSUs")	72	2,828	196	8,815
2020 Employee Stock Purchase Plan ("ESPP")	134	123	381	381
Total compensation cost recognized for stock-based compensation plans	$8,022	$26,106	$29,377	$78,738
At September 30, 2026, there was approximately $73.1 million of unrecognized stock-based compensation expense related to unvested stock options, unvested RSUs, unvested PRSUs and the ESPP.
Stock Options
The Company did not grant stock options during the nine months ended September 30, 2026 and 2025, respectively.
A summary of option activity under the 2020 Plan during the nine months ended September 30, 2026, was as follows:

	Number of stock options	Weighted-average exercise price
Outstanding, January 1, 2026	773,859	$8.88
Granted	—	—
Exercised	—	—
Forfeited	(187,559)	8.87
Outstanding, September 30, 2026	586,300	$8.87
A summary of stock option activity under the 2014 Plan during the nine months ended September 30, 2026, was as follows:

	Number of stock options	Weighted-average exercise price
Outstanding, January 1, 2026	22,990,399	$2.75
Granted	—	—
Exercised	(1,996,267)	1.71
Forfeited	(1,058,454)	2.00
Outstanding, September 30, 2026	19,935,678	$2.90
At September 30, 2026, outstanding stock options, substantially all of which are expected to vest, had an aggregate intrinsic value of $34.6 million, and a weighted-average remaining contractual term of 2.86 years. At September 30, 2026, there were 20,521,978 options exercisable under the Plan, with an aggregate intrinsic value of $34.6 million, a weighted-average exercise price of $3.07 per share, and a weighted-average remaining contractual term of 2.86 years. The total value of stock options exercised during the nine months ended September 30, 2026 and 2025 was $9.1 million and $1.4 million, respectively. Cash received from stock option exercises during the nine months ended September 30, 2026 and 2025 totaled $3.4 million and $0.6 million, respectively.

Restricted Stock Units
A summary of total RSU activity is presented below:

	Number of RSUs	Weighted-average grant date fair value per share
Outstanding, January 1, 2026	42,953,954	$3.44
Granted	9,804,938	2.80
Vested	(14,500,998)	5.32
Forfeited	(5,678,613)	2.01
Outstanding, September 30, 2026	32,579,281	$2.66
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
At January 7, 2026, the end of the performance period, the market conditions associated with the Market PRSUs were not achieved. Accordingly, the awards were forfeited and cancelled. Consistent with ASC 718, Compensation - Stock Compensation, previously recognized compensation cost associated with these awards was not reversed and no additional compensation expense was recognized upon cancellation as the derived service period had been completed.
A summary of PRSU activity is presented below:

	Number of PRSUs	Weighted-average grant date fair value per share
Non-vested, January 1, 2026	27,523,030	$9.57
Granted during 2026	192,345	1.70
Vested	—	—
Forfeited	(27,523,030)	9.57
Non-vested at September 30, 2026	192,345	$1.70
At September 30, 2026, there was $0.2 million unrecognized share-based compensation expense related to PRSUs.
2020 Employee Stock Purchase Plan
At September 30, 2026, 16,157,671 shares of Class A common stock were available for issuance under the ESPP.
The assumptions that the Company used in the Black-Scholes option-pricing model to determine the fair value of the purchase rights under the ESPP for the most recent offering period, is as follows:

Offering period from May 22, 2026 to November 21, 2026
Weighted-average risk-free interest rate	3.8%
Expected term (in years)	0.50 years
Expected volatility	52.2%

10. Income Taxes
The consolidated effective tax rate of the Company for the three and nine months ended September 30, 2026 and 2025, was 0.0% and 0.0%, respectively. Although the Company generated net income for the three and nine months ended September 30, 2026, it continues to maintain significant net operating loss carryforwards and a net deferred tax asset position. As a result, and in accordance with accounting standards, the Company maintains a valuation allowance to reduce the value of the net deferred tax assets to zero. The Company believes that at September 30, 2026, it had no material uncertain tax positions. Interest and penalties related to unrecognized tax expense (benefits) are recognized in income tax expense, when applicable.
There were no material liabilities for interest and penalties accrued at September 30, 2026 and December 31, 2025.
11. Earnings (Loss) per Share
Basic and diluted earnings (loss) per share attributable to Class A common stockholders and Class B common stockholders (collectively, "Common Stockholders") for the periods indicated were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except for per share and share amounts)
Numerator:
Net income (loss)	$6,435	$(24,377)	$61,770	$(36,229)
Denominator:
Basic weighted average number of common shares and common share equivalents outstanding	531,602,371	512,743,521	527,642,546	510,191,111
Dilutive shares:
RSU	17,076,158	N/A	14,330,623	N/A
PRSU	143,040	N/A	77,957	N/A
Stock Options	8,655,228	N/A	6,914,023	N/A
Diluted weighted average number of class A and class B common shares and common share equivalents outstanding	557,476,797	512,743,521	548,965,149	510,191,111

Basic earnings (loss) per share	$0.01	$(0.05)	$0.12	$(0.07)
Diluted earnings (loss) per share	$0.01	$(0.05)	$0.11	$(0.07)
Potentially dilutive securities are excluded from the computation of diluted earnings (loss) per share if their effect would be anti-dilutive. For the three and nine months ended September 30, 2026, certain potentially dilutive securities were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2025, the Company incurred a net loss; therefore, all potentially dilutive securities, which include Options, RSUs, and PRSUs, were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.
The following table presents the potentially dilutive shares that were excluded from the computation of diluted net earnings (loss) per share of common stock:

	Three Months Ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Options to purchase common stock	5,568,270	23,828,441	5,864,123	23,828,441
RSUs	865,584	37,957,750	879,131	37,957,750
PRSUs	—	28,343,028	—	28,343,028
Total potentially dilutive shares excluded from computation of net earnings (loss) per share	6,433,854	90,129,219	6,743,254	90,129,219

12. Commitments and Contingencies
Legal Actions
Various lawsuits against the Company may arise in the ordinary course of the Company's business. Contingent liabilities arising from ordinary course litigation, income taxes and other matters are not expected to be material in relation to the financial position of the Company. At September 30, 2026 and December 31, 2025, respectively, there were no material known contingent liabilities arising outside the normal course of business other than as set forth below. In accordance with ASC No. 450-20, Loss Contingencies, we will record accruals for loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.
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
On July 22, 2026, a putative class action complaint was filed against the Company in the United States District Court for the Middle District of Tennessee, captioned Christian et al. v. Clover Health Investments, Corp., Case No. 3:26-cv-01035. On July 23, 2026, two additional putative class action complaints were filed in the same court, captioned Holman v. Clover Health Investments, Corp., Case No. 3:26-cv-01047, and Griffin v. Clover Health Investments, Corp., Case No. 3:26-cv-01049. On July 24, 2026, another putative class action complaint was filed in the same court, captioned Karwoski v. Clover Health Investments, Corp., Case No. 3:26-cv-01054. The four referenced actions have now been consolidated as In re Clover Health Investments, Corp. Data Breach Litigation, Case No. 3:26-cv-01035. The complaints arise from the cybersecurity incident disclosed by the Company on July 17, 2026, and generally assert claims relating to the alleged compromise of personally identifiable information and protected health information, including claims for negligence and other common law causes of action, on behalf of putative classes of individuals whose information was allegedly affected. The Company intends to vigorously defend these matters. At this early stage of the proceedings, the Company cannot reasonably estimate the possible loss or range of loss, if any.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
Insurance Segment	2026	2025	2026	2025
	(in thousands)
Premiums earned, net (net of ceded premiums)	$748,784	$479,128	$2,230,740	$1,405,860
Less:
Net medical claims incurred	654,093	428,855	1,879,515	1,190,954
Segment gross profit	$94,691	$50,273	$351,225	$214,906

Reconciliation:
Elimination of intersegment profits	$24,638	$5,382	$70,247	$36,047
Other income	10,520	17,522	20,920	30,741
Salaries and benefits	(55,973)	(48,195)	(167,174)	(168,526)
General and administrative expenses	(66,831)	(48,953)	(211,759)	(148,112)
Depreciation and amortization	(610)	(406)	(1,689)	(1,266)
Change in fair value of warrants	—	—	—	(19)
Net income (loss)	$6,435	$(24,377)	$61,770	$(36,229)
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto for the three and nine months ended September 30, 2026, contained in this Quarterly Report on Form 10-Q (the "Form 10-Q") and the audited consolidated financial statements and notes thereto for the year ended December 31, 2025, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the "SEC") on February 27, 2026 (the "2025 Form 10-K"). This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of the 2025 Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. See "Cautionary Note Regarding Forward-Looking Statements" for additional information. Unless the context otherwise requires, references in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" to "we," "us," "our," "Clover," "Clover Health," and the "Company" mean the business and operations of Clover Health Investments, Corp. and its consolidated subsidiaries.
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
We operate Preferred Provider Organization ("PPO") and Health Maintenance Organization ("HMO") Medicare Advantage ("MA") plans for Medicare-eligible individuals. We aim to provide high-quality, affordable healthcare for all Medicare beneficiaries. Among plans with similar major characteristics, we offer most members in our MA plans (the "members") among the lowest average out-of-pocket costs for primary care provider and specialist co-pays in their markets. We strongly believe in providing our members provider choice, and we consider our PPO plans to be our flagship insurance product. An important feature of our MA product is wide network access. We believe the use of Clover Assistant and related data insights allows us to improve clinical decision-making through a highly scalable platform. At September 30, 2026, we operated our MA plans in five states and 203 counties, with 158,907 members.
Executive Summary
The following summary highlights matters that management considers most significant to an understanding of our results for the three and nine months ended September 30, 2026. It is not a complete description of, and should be read together with, the more detailed discussion that follows and our condensed consolidated financial statements.
Total revenues increased 53% to $759.3 million for the three months ended September 30, 2026, and 57% to $2,251.7 million for the nine months ended September 30, 2026, compared to the respective prior-year periods, driven primarily by growth in our Medicare Advantage membership and higher per-member premium. We reported net income of $6.4 million and $61.8 million for the three and nine month periods, respectively, compared to losses in the prior-year periods.
Our results reflect continued membership growth alongside disciplined management of administrative spend. Adjusted SG&A as a percentage of total revenues improved approximately 120 basis points for the nine months ended September 30, 2026 as compared to the prior-year period, as revenue growth outpaced growth in our administrative cost base. Adjusted EBITDA increased to $97.2 million for the nine months ended September 30, 2026, from $45.0 million in the prior-year period. We continued to maintain a strong liquidity position, with cash, cash equivalents, and investments of $512.6 million at September 30, 2026.
Consolidated gross profit increased approximately 57% to $442.4 million for the nine months ended September 30, 2026, broadly in line with our membership growth.
As described under "Recent Developments" below, developments during the year relating to our Star Ratings are expected to affect payment years 2027 and 2028 rather than our current period results.

Recent Developments
CMS Star Ratings
2027 Payment Year
Pursuant to CMS's MA Star Ratings system, CMS annually awards between 1.0 and 5.0 Stars to MA plans based on performance in several categories. CMS released the Company's 2026 Star Ratings on October 9, 2025 and had awarded the Company's PPO (contract H5141) and HMO plans (contract H8010) with 3.5 Stars and 4.0 Stars, respectively.
As previously disclosed, on June 9, 2026, CMS informed the Company that, consistent with a court judgment in Clover Insurance Co. v. HHS, Civ. A. No. 25-142 (S.D. Ga.) (the "Stars Litigation"), CMS had recalculated the 2026 Star Rating for the Company's PPO MA contract, H5141, from 3.5 Stars to 4.5 Stars for payment year 2027.
As previously disclosed, on June 17, 2026, CMS issued updated guidance informing all MA Organizations that it was voluntarily recalculating the 2027 Quality Bonus Payment ("QBP") ratings for certain MA contracts as a result of the decision in the Stars Litigation.
CMS's guidance stated that MA organizations can view their recalculated 2027 QBP ratings in the Health Plan Management System ("HPMS"). HPMS displayed the Company's PPO MA contract, H5141, rated at 4.5 Stars for payment year 2027, and also displayed that the 2026 Star Rating for the Company's HMO MA contract, H8010, increased from 4.0 Stars to 4.5 Stars, which also impacts payment year 2027.
On July 21, 2026, CMS filed its Notice of Appeal of the district court's decision in the Stars Litigation with the United States Court of Appeals for the Eleventh Circuit.
2028 Payment Year
As previously disclosed in the Company's Current Report on Form 8-K dated October 8, 2026 (the "Form 8-K"), CMS released the 2027 Star Ratings, which apply to payment year 2028. The Company's PPO MA plans (contract H5141) and HMO MA plan (contract H8010) received 5 Stars and 4.5 Stars, respectively. The Company also disclosed in the Form 8-K that in light of the decision in the Stars Litigation issued on May 27, 2026, which is on appeal, CMS calculated the Company’s Star Rating for its PPO MA plans removing the 20 measures included in the court decision, awarding the Company’s PPO MA plans 5 Stars. With the 20 measures included, the Company’s PPO MA plans would have received 4.5 Stars.
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

The following table presents key financial measures for the periods indicated:

	Three Months Ended September 30,				Nine months ended September 30,
	2026		2025		2026		2025
	Total	PMPM (1)	Total	PMPM (1)	Total	PMPM (1)	Total	PMPM (1)
	(dollar amounts in thousands, except PMPM amounts)
Consolidated:
Total revenues	$759,304	$1,598	$496,650	$1,530	$2,251,660	$1,598	$1,436,601	$1,517
Net medical claims incurred	$629,455	$1,325	$423,473	$1,304	$1,809,268	$1,284	$1,154,907	$1,219
Consolidated Gross profit	$129,849	$273	$73,177	$225	$442,392	$314	$281,694	$297
Adjusted SG&A	$113,799	$240	$71,066	$219	$345,169	$245	$236,666	$250
Adjusted EBITDA	$16,050	$34	$2,111	$7	$97,223	$69	$45,028	$48
Adjusted Net income	$15,440	$32	$1,705	$5	$95,534	$68	$43,743	$46

Insurance Segment (before intersegment eliminations; see Note 13)(2):
Average Medicare Advantage membership (#)	158,383	N/A	108,231	N/A	156,610	N/A	105,228	N/A
Premiums earned, net	$748,784	$1,576	$479,128	$1,467	$2,230,740	$1,583	$1,405,860	$1,484
Insurance Net medical claims incurred	$654,093	$1,377	$428,855	$1,321	$1,879,515	$1,333	$1,190,954	$1,258
Insurance Benefits Expense Ratio	91.1%	N/A	93.5%	N/A	88.4%	N/A	89.4%	N/A
(1) Calculated per member per month ("PMPM") figures are based on the applicable amount divided by member months in the given period. Member months represents the number of months members are enrolled in a Clover Health plan in the period.

(2) Insurance segment amounts include medical and administrative services purchased from the Company's non-insurance subsidiaries at contracted rates. These intersegment amounts are eliminated in the condensed consolidated financial statements; as a result, Insurance segment net medical claims incurred and the Insurance segment BER are higher than the corresponding amounts calculated on a consolidated basis.

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
Non-GAAP Financial Measures
We use non-GAAP measures in this Form 10-Q, including Consolidated Gross profit, Adjusted SG&A, Adjusted EBITDA, Adjusted Net income, and Insurance Benefits Expense Ratio ("BER"). These non-GAAP financial measures are provided to enhance the reader's understanding of Clover Health's past financial performance and our prospects for the future. Clover Health's management team uses these non-GAAP financial measures in assessing Clover Health's performance, as well as in planning and forecasting future periods. These non-GAAP financial measures are not computed according to GAAP, and the methods we use to compute them may differ from the methods used by other companies. Non-GAAP financial measures are supplemental to and should not be considered a substitute for financial information presented in accordance with GAAP and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP.
For a description of these non-GAAP financial measures, including the reasons management uses such measures, and the reconciliations of these non-GAAP financial measures to the comparable GAAP measures, please see "Consolidated Gross profit", "Adjusted SG&A", "Adjusted EBITDA", "Adjusted Net income", and "Insurance Benefits Expense Ratio" below.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Net income (loss) (GAAP):	$6,435	$(24,377)	$61,770	$(36,229)
Adjustments:
Salaries and benefits	55,973	48,195	167,174	168,526
General and administrative expenses	66,831	48,953	211,759	148,112
Depreciation and amortization	610	406	1,689	1,266
Change in fair value of warrants	—	—	—	19
Consolidated Gross profit (non-GAAP)	$129,849	$73,177	$442,392	$281,694

Adjusted SG&A
Adjusted Salaries and benefits plus General and Administrative expenses ("SG&A") is a non-GAAP financial measure defined by us as total SG&A less stock-based compensation and non-recurring legal expenses and settlements. We believe that Adjusted SG&A provides management, investors, and others a useful view of our operating spend as it excludes non-cash, stock-based compensation and non-recurring legal expenses and settlements that management believes do not reflect the Company's core operating expenses. We believe that Adjusted SG&A as a percentage of Total revenues is useful to management, investors, and others because it allows us to measure our operational leverage as revenue scales.
The table below provides a reconciliation of Total SG&A, a GAAP financial measure, to Adjusted SG&A, a non-GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Salaries and benefits	$55,973	$48,195	$167,174	$168,526
General and administrative expenses	66,831	48,953	211,759	148,112
Total SG&A (GAAP)	122,804	97,148	378,933	316,638
Adjustments:
Stock-based compensation	(8,022)	(26,106)	(29,377)	(78,738)
Non-recurring legal expenses and settlements	(983)	24	(4,387)	(1,234)
Adjusted SG&A (non-GAAP)	$113,799	$71,066	$345,169	$236,666

Total revenues (GAAP)	$759,304	$496,650	$2,251,660	$1,436,601
Adjusted SG&A (non-GAAP) as a percentage of Total revenues	15.0%	14.3%	15.3%	16.5%
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
The table below provides a reconciliation of Net income (loss), a GAAP financial measure, to Adjusted EBITDA, a non-GAAP financial measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Net income (loss) (GAAP):	$6,435	$(24,377)	$61,770	$(36,229)
Adjustments:
Depreciation and amortization	610	406	1,689	1,266
Change in fair value of warrants	—	—	—	19
Stock-based compensation	8,022	26,106	29,377	78,738
Non-recurring legal expenses and settlements	983	(24)	4,387	1,234
Adjusted EBITDA (non-GAAP)	$16,050	$2,111	$97,223	$45,028

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Net income (loss) (GAAP):	$6,435	$(24,377)	$61,770	$(36,229)
Adjustments:
Stock-based compensation	8,022	26,106	29,377	78,738
Non-recurring legal expenses and settlements	983	(24)	4,387	1,234
Adjusted Net income (non-GAAP)	$15,440	$1,705	$95,534	$43,743
Insurance Benefits Expense Ratio
Insurance Benefits Expense Ratio ("BER") is a non-GAAP financial measure. We calculate our BER by taking the total of Insurance net medical claims incurred and quality improvements, and dividing that total by premiums earned on a net basis, in a given period. Quality improvements include expenses associated with activities that improve health outcomes, as defined by the U.S. Department of Health and Human Services ("HHS"), as well as those directly tied to enhancing healthcare quality, such as the Company's spend on health information technology, wellness and prevention programs, initiatives to reduce hospital readmissions, and our clinically focused Member Rewards program for the current year. We believe our BER is useful to management, investors, and others because it offers a clearer and more accurate representation of our investment in healthcare quality and member engagement, and gives a comprehensive view of costs related to maintaining and improving the quality of care of our members, which is crucial for sustaining member satisfaction and adherence to treatment regimens. The Company has discontinued disclosure of Normalized Insurance Benefits Expense Ratio ("Normalized BER") beginning in the first quarter of 2026, as management no longer uses this metric to evaluate operating performance or allocate resources. The Company will continue to present Insurance Benefits Expense Ratio.
The tables below provide reconciliations of Net medical claims incurred and Premiums earned, net, which are GAAP measures, to Insurance BER, which represents a non-GAAP measure.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Net medical claims incurred (GAAP)	$629,455	$423,473	$1,809,268	$1,154,907
Adjustments:
Intersegment eliminations(1)	24,638	5,382	70,247	36,047
Insurance net medical claims incurred (GAAP)	$654,093	$428,855	$1,879,515	$1,190,954
Adjustments:
Quality improvements	27,822	19,341	92,505	66,244
Insurance Benefits Expense (non-GAAP)	$681,915	$448,196	$1,972,020	$1,257,198

Premiums earned, net (GAAP)	$748,784	$479,128	$2,230,740	$1,405,860
Insurance Benefits Expense Ratio (non-GAAP)	91.1%	93.5%	88.4%	89.4%
(1) Represents amounts paid by the Insurance segment to the Company's non-insurance subsidiaries for medical and administrative services at contracted rates, which are eliminated in consolidation. See Note 13, Operating Segments.

Results of Operations
Comparison of the Three Months Ended September 30, 2026 and 2025
The following table summarizes our condensed consolidated results of operations for the three months ended September 30, 2026 and 2025. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended September 30,		Change Between 2026 and 2025
	2026	2025	($)	(%)
	(in thousands)
Revenues
Premiums earned, net (Net of ceded premiums of $87 and $92 for the three months ended September 30, 2026 and 2025, respectively)	$748,784	$479,128	$269,656	56.3%
Other income	10,520	17,522	(7,002)	(40.0)
Total revenues	759,304	496,650	262,654	52.9

Operating expenses
Net medical claims incurred	629,455	423,473	205,982	48.6
Salaries and benefits	55,973	48,195	7,778	16.1
General and administrative expenses	66,831	48,953	17,878	36.5
Depreciation and amortization	610	406	204	50.2
Total operating expenses	752,869	521,027	231,842	44.5
Income (loss) from operations	6,435	(24,377)	30,812	*

Net income (loss)	$6,435	$(24,377)	$30,812	*
*    Not presented because the current or prior period amount is zero or the amount for the line item changed from a gain to a loss (or vice versa) and thus yields a result that is not meaningful.
Premiums earned, net
Premiums earned, net increased $269.7 million, or 56%, to $748.8 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase was primarily driven by growth in our average membership over the period, which increased approximately 46%, together with an approximate 7% increase in per-member premium. The higher per-member premium reflected higher CMS premium rates, including the effect of being paid on 4.0 Stars in the current payment year compared to 3.5 Stars in the prior period for our PPO plans, which cover the large majority of our members.
Other income
Other income decreased by $7.0 million, or 40%, to $10.5 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The decrease was primarily driven by the absence in 2026 of a non-recurring gain recognized in the prior-year period as a result of an accounting transition related to the Company's investment in Character Biosciences. This was partially offset by an unrealized gain from the fair value remeasurement from the Company's Thyme Care investment during the current period.
Net medical claims incurred
Net medical claims incurred increased $206.0 million, or 49%, to $629.5 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase was primarily driven by growth in our average membership during the period, which increased approximately 46%, together with higher per-member medical costs. On a per-member basis, net medical claims incurred increased approximately 2% to $1,325 from $1,304, driven by the current-year benefit design and general medical cost trends.
Salaries and benefits
Salaries and benefits increased by $7.8 million, or 16%, to $56.0 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase was driven primarily by higher cash compensation, including base salaries associated with increased headcount to support our membership growth, partially offset by lower stock-based compensation expense, reflecting the completion in January 2026 of the requisite service period for certain founder equity awards granted in 2021.

General and administrative expenses
General and administrative expenses increased $17.9 million, or 37%, to $66.8 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase was primarily driven by higher administrative costs to support the growth in our membership, including higher professional fees, broker commissions, and other operating expenses.
Comparison of the Nine Months Ended September 30, 2026 and 2025
The following table summarizes our condensed consolidated results of operations for the nine months ended September 30, 2026 and 2025. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Nine Months Ended September 30,		Change Between 2026 and 2025
	2026	2025	($)	(%)
	(in thousands)
Revenues
Premiums earned, net (Net of ceded premiums of $270 and $284 for the nine months ended September 30, 2026 and 2025, respectively)	$2,230,740	$1,405,860	$824,880	58.7%
Other income	20,920	30,741	(9,821)	(31.9)
Total revenues	2,251,660	1,436,601	815,059	56.7

Operating expenses
Net medical claims incurred	1,809,268	1,154,907	654,361	56.7
Salaries and benefits	167,174	168,526	(1,352)	(0.8)
General and administrative expenses	211,759	148,112	63,647	43.0
Depreciation and amortization	1,689	1,266	423	33.4
Total operating expenses	2,189,890	1,472,811	717,079	48.7
Income (loss) from operations	61,770	(36,210)	97,980	*

Change in fair value of warrants	—	19	(19)	*
Net income (loss)	$61,770	$(36,229)	$97,999	*
*    Not presented because the current or prior period amount is zero or the amount for the line item changed from a gain to a loss (or vice versa) and thus yields a result that is not meaningful.
Premiums earned, net
Premiums earned, net increased $824.9 million, or 59%, to $2,230.7 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase was primarily driven by growth in our average membership over the period, which increased approximately 49%, together with an approximately 7% increase in per-member premium. The higher per-member premium reflected higher CMS premium rates, including the effect of being paid on 4.0 Stars in the current payment year compared to 3.5 Stars in the prior period for our PPO plans, which cover the large majority of our members.
Other income
Other income decreased by $9.8 million, or 32%, to $20.9 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The decrease was primarily driven by the absence in 2026 of a non-recurring gain recognized in the prior-year period as a result of an accounting transition related to the Company's investment in Character Biosciences. This was partially offset by an unrealized gain from the fair value remeasurement from the Company's Thyme Care investment during the current period.
Net medical claims incurred
Net medical claims incurred increased $654.4 million, or 57%, to $1,809.3 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase was primarily driven by growth in our average membership during the period, which increased approximately 49%, together with higher per-member medical costs. On a per-member basis, net medical claims incurred increased approximately 5% to $1,284 from $1,219, driven by the current-year benefit design and general medical cost trends.

Salaries and benefits
Salaries and benefits decreased by $1.4 million, or 1%, to $167.2 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. This decrease was primarily driven by lower stock-based compensation expense, reflecting the completion in January 2026 of the requisite service period for certain founder equity awards granted in 2021, partially offset by higher cash compensation, including base salaries associated with increased headcount to support our membership growth.
General and administrative expenses
General and administrative expenses increased $63.6 million, or 43%, to $211.8 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase was primarily driven by higher administrative costs to support the growth in our membership, including higher professional fees, broker commissions, and other operating expenses.
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
Consolidated Entities
Our cash equivalents and investment securities consist primarily of money market funds, U.S. government debt securities, and corporate debt securities. At September 30, 2026 and December 31, 2025, total cash, cash equivalents, and investments were $512.6 million and $319.9 million, respectively. These totals consist of $240.0 million and $224.6 million at September 30, 2026 and December 31, 2025, respectively, that specifically relate to available-for-sale and held-to-maturity investment securities.
Unregulated Entities
At September 30, 2026 and December 31, 2025, total cash, cash equivalents, and investments for the parent company, Clover Health Investments, Corp., and unregulated subsidiaries were $153.3 million and $122.0 million, respectively. We operate as a holding company in a highly regulated industry. As such, we may receive dividends and administrative expense reimbursements from our subsidiaries, two of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated insurance subsidiaries.
Regulated Entities
At September 30, 2026 and December 31, 2025, total cash, cash equivalents, and investments for our regulated subsidiaries were $359.3 million and $197.9 million, respectively. Additionally, our regulated insurance subsidiaries held $176.7 million and $178.1 million of available-for-sale and held-to-maturity investment securities at September 30, 2026 and December 31, 2025, respectively. Our use of operating cash derived from our unregulated subsidiaries is generally not restricted by departments of insurance (or comparable state regulatory agencies). Our regulated insurance subsidiaries are subject to regulations and standards in their respective jurisdictions on their ability to declare and pay dividends to the parent. Insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amounts calculated under any applicable formula would be permitted. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our regulated insurance subsidiaries may in the future adopt statutory provisions more restrictive than those currently in effect.
For a detailed discussion of our regulatory requirements, including aggregate statutory capital and surplus as well as dividends paid from the subsidiaries to the parent, please refer to Notes 20 "Dividend Restrictions", 21 "Statutory Equity", and 22 "Regulatory Matters" in the 2025 Form 10-K.

Cash Flows
The following table summarizes our condensed consolidated cash flows for the nine months ended September 30, 2026 and 2025.

Nine Months Ended September 30,	2026	2025
	(in thousands)
Cash Flows Data:
Net cash provided by operating activities	$203,462	$1,218
Net cash (used in) provided by investing activities	(7,976)	39,071
Net cash used in financing activities	(5,720)	(44,777)
Increase (decrease) in cash and cash equivalents	$189,766	$(4,488)
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
For the nine months ended September 30, 2026, Net cash provided by operating activities was $203.5 million, which reflects Net income of $61.8 million. The changes in operating assets and liabilities were largely attributable to a $115.9 million increase in Unpaid claims. Non-cash activities primarily included a $29.4 million charge to Stock-based compensation.
For the nine months ended September 30, 2025, Net cash provided by operating activities was $1.2 million, which reflects a Net loss of $36.2 million. Non-cash activities primarily included a $78.7 million charge to Stock-based compensation expense.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2026 of $8.0 million was primarily due to $73.1 million used to purchase investments, partially offset by $67.5 million provided from the sales and maturities of investment securities.
Net cash provided by investing activities for the nine months ended September 30, 2025 of $39.1 million was primarily due to $139.5 million provided from the sales and maturities of investment securities. This was partially offset by $99.0 million used to purchase investments.
For additional information regarding our investing activities, please refer to Note 3 "Investment Securities" to our condensed consolidated financial statements included in this Form 10-Q.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2026 of $5.7 million was primarily the result of cash paid for shares withheld related to stock-based compensation totaling $9.7 million.
Net cash used in financing activities for the nine months ended September 30, 2025 of $44.8 million was primarily the result of cash paid for shares withheld related to stock-based compensation totaling $27.7 million in addition to repurchases of our Class A common stock totaling $18.3 million.
Financing Arrangements
There have been no material changes to our financing arrangements at September 30, 2026.

Contractual Obligations and Commitments
We believe that funds from projected future operating cash flows, cash, cash equivalents, and investments will be sufficient for future operations and commitments, and for capital acquisitions and other strategic transactions, over at least the next 12 months.
Material cash requirements from known contractual obligations and commitments at September 30, 2026 include operating lease obligations of $3.9 million. These commitments are associated with contracts that were enforceable and legally binding at September 30, 2026, and that specified all significant terms, including fixed or minimum services to be used, fixed, minimum, or variable price provisions, and the approximate timing of the actions under the contracts. There were no other material cash requirements from known contractual obligations and commitments at September 30, 2026. For additional information regarding our remaining estimated contractual obligations and commitments, see Note 12 "Commitments and Contingencies" in the accompanying notes to the condensed consolidated financial statements included in this Form 10-Q.
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
Critical Accounting Policies and Estimates
We believe that the accounting policies and estimates involve a significant degree of judgment and complexity. There have been no significant changes in our critical accounting policies and estimates during the three months ended September 30, 2026, as compared to the critical accounting policies and estimates disclosed in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 2025 Form 10-K.
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
We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. Our investment policy is focused on preservation of capital, liquidity, and earning a modest yield. Our fixed-maturity portfolio is invested primarily in U.S. government and government agency securities and investment-grade corporate debt securities. At September 30, 2026, all of our fixed-maturity securities were rated investment grade, and none were unrated or rated below investment grade.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our "Certifying Officers"), the effectiveness of our disclosure controls and procedures at September 30, 2026, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Certifying Officers concluded that, at September 30, 2026, our disclosure controls and procedures were effective.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2026, as described below, one of the Company’s officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act).
On August 7, 2026, Andrew Toy, the Company’s Chief Executive Officer and a director, terminated his Rule 10b5-1 trading arrangement previously adopted on May 14, 2026. The arrangement was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and provided for the potential sale of up to 3,786,201 shares of the Company’s Class A common stock beginning no earlier than August 13, 2026, and ending no later than December 31, 2027, subject to specified market price conditions and other terms. No trades were executed under the arrangement prior to its termination.

Item 6. Exhibits
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

CLOVER HEALTH INVESTMENTS, CORP.

Date: November 6, 2026	By:	/s/ Andrew Toy
Andrew Toy
Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2026	By:	/s/ Clay Thornton
Clay Thornton
Chief Financial Officer (Principal Financial Officer)

Date: November 6, 2026	By:	/s/ Joe Oldakowski
Joe Oldakowski
Chief Accounting Officer (Principal Accounting Officer)